Form 10QSB
period 2001-09-30
VISCOUNT SYSTEMS INC
filed 2001-12-21
CIK 1158387

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from __________________ to __________________

                        Commission File Number: 000-68998
                                                ---------

                             VISCOUNT SYSTEMS, INC.
                 (Name of Small Business Issuer in its charter)

         Nevada                                            88-498783
         ------                                            ---------
(state or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

         4585 Tillicum Street, Burnaby, British Columbia, Canada V5J 3J9
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 327-9446
                                 --------------
                            Issuer's telephone number

 _______________________________________________________________________________
   Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES [ ]  NO [ ] N/A

           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 20, 2001, the registrant's outstanding common stock consisted of 13,500,000 shares.

Transitional Small Business Disclosure Format (Check one):  YES [  ]  NO [X]

                         VISCOUNT SYSTEMS, INC.

                          INDEX TO FORM 10QSB

PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements

   Item 2.     Management Discussion and Analysis
               or Plan of Operation

PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings

   Item 2.     Changes in Securities

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote
               of Securities Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements





Third quarter interim consolidated financial statements
(Expressed in Canadian dollars)

VISCOUNT SYSTEMS INC.

Nine months ended September 30, 2001 and 2000
(Unaudited - Prepared by Management)

VISCOUNT SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)

================================================================================
                                                   September 30,   December 31,
                                                            2001           2000
--------------------------------------------------------------------------------
                                                     (unaudited)      (audited)

Assets

Current assets:
   Cash and cash equivalents                        $    127,868   $     72,900
   Trade accounts receivable, less allowance
    for doubtful accounts of $60,224 at
    September 30, 2001 and $48,032 at
    December 31, 2000                                    792,866        828,348
   Due from related party (note 2)                       155,515        194,642
   Leases receivable                                      81,173         48,297
   Inventory (note 3)                                    563,261        534,592
   Prepaid expenses                                        8,899          6,491
   Income taxes recoverable (note 9(a))                   37,835         61,838
   -----------------------------------------------------------------------------
                                                       1,767,417      1,747,108

Equipment (note 4)                                        73,234         87,934
--------------------------------------------------------------------------------

                                                    $  1,840,651   $  1,835,042
================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Bank indebtedness (note 5)                       $    390,935   $    358,988
   Accounts payable and accrued liabilities              382,338        468,299
   Note payable (note 6)                                  20,000         25,000
   Deferred income taxes (note 9)                         18,106         18,106
   Current portion of long-term debt (note 8)             20,003         80,001
   -----------------------------------------------------------------------------
                                                         831,382        950,394

Due to stockholders (note 7)                             513,402        513,402
--------------------------------------------------------------------------------
                                                       1,344,784      1,463,796
Stockholders' equity:
   Capital stock (notes 10 and 14)                        34,288            100
   Retained earnings                                     461,579        371,146
   -----------------------------------------------------------------------------
                                                         495,867        371,246
--------------------------------------------------------------------------------

                                                    $  1,840,651   $  1,835,042
================================================================================


See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
Consolidated Statements of Operations and Retained Earnings
(Expressed in Canadian dollars)

=====================================================================================================================
                                                                 Three months ended            Nine months ended
                                                                     September 30,                September 30,
                                                              -------------------------     -------------------------
                                                                    2001          2000          2001          2000
---------------------------------------------------------------------------------------------------------------------
                                                                        (unaudited)                 (unaudited)
Sales                                                          $   776,290   $   807,723   $ 2,476,294   $ 2,622,103
Cost of goods sold (exclusive of
  amortization shown separately below)                             347,891       343,650     1,110,526     1,208,783
---------------------------------------------------------------------------------------------------------------------

Gross profit                                                       428,399       464,073     1,365,768     1,413,320

Selling, general and administrative expenses                       365,852       325,147     1,097,921     1,204,191
Research and development expenses                                   26,426        46,865       100,670        90,736
Amortization                                                         4,817         4,803        14,701        14,536
---------------------------------------------------------------------------------------------------------------------
                                                                   397,095       376,815     1,213,292     1,309,463
---------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Other income                                                      2,001         2,315         6,731         5,786
   Interest and bank charges                                        (8,960)       (9,258)      (27,213)      (25,661)
   Interest on long-term debt                                         (603)       (2,624)       (3,224)       (8,615)
---------------------------------------------------------------------------------------------------------------------
                                                                    (7,562)       (9,567)      (23,706)      (28,490)
---------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                        23,742        77,691       128,771        75,367

Income taxes (note 9)                                               13,521        11,367        38,338        19,939
---------------------------------------------------------------------------------------------------------------------

Net earnings                                                        10,221        66,324        90,433        55,428

Retained earnings, beginning of period                             451,358       448,194       371,146       459,090
---------------------------------------------------------------------------------------------------------------------

Retained earnings, end of period                               $   461,579   $   514,518   $   461,579   $   514,518
=====================================================================================================================

Net earnings per share (note 14)                               $      0.00   $      0.01   $      0.01   $      0.01
=====================================================================================================================

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

=====================================================================================================================
                                                                 Three months ended            Nine months ended
                                                                     September 30,                September 30,
                                                              -------------------------     -------------------------
                                                                    2001          2000          2001          2000
---------------------------------------------------------------------------------------------------------------------
                                                                        (unaudited)                 (unaudited)
Cash provided by (used in):

Operations:
   Net earnings                                                $    10,221   $    66,324   $    90,433   $    55,428
   Items not involving cash:
      Amortization                                                   4,817         4,803        14,701        14,536
      Deferred income tax                                             -           (6,875)         -             -
   Changes in non-cash working
      capital balances (note 11)                                    30,210        84,733       (56,301)       16,551
---------------------------------------------------------------------------------------------------------------------
                                                                    45,248       148,985        48,833        86,515

Financing:
   Increase (decrease) in bank
     indebtedness                                                   35,738       (73,237)       31,947          -
   Repayment of long-term debt                                     (20,000)      (20,000)      (60,000)      (60,000)
   Issue of capital stock, net                                      34,188          -           34,188          -
---------------------------------------------------------------------------------------------------------------------
                                                                    49,926       (93,237)        6,135       (60,000)
---------------------------------------------------------------------------------------------------------------------

Increase in cash                                                    95,174        55,748        54,968        26,515

Cash, beginning of period                                           32,694        19,547        72,900        48,780
---------------------------------------------------------------------------------------------------------------------

Cash, end of period                                            $   127,868   $    75,295   $   127,868   $    75,295
=====================================================================================================================

Supplementary information:
   Interest paid                                               $     6,017   $     7,817   $    19,659   $    21,216
   Income taxes paid                                                  -            8,001        14,344        24,003
=====================================================================================================================


See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Nine months ended September 30, 2001 and 2000 (unaudited)
================================================================================

1.   Basis of presentation:

     These interim consolidated financial statements have been prepared in accordance with the accounting policies described in note 1 to the financial statements of the Company for the year ended December 31, 2000. In addition, these interim financial statements include limited disclosure in respect of information applicable to the interim period and, therefore, should be read in conjunction with the disclosures contained in the financial statements of the Company for the year ended December 31, 2000.

     The financial information as at September 30, 2001 and for the three and nine month periods ended September 30, 2000 and 2001 are unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information, in accordance with generally accepted accounting principles in the United States.

2.   Due from related party:

     The amounts are due from a company that is under common ownership.

3.   Inventory:

     ===========================================================================
                                                   September 30,   December 31,
                                                            2001           2000
     ---------------------------------------------------------------------------
                                                     (unaudited)      (audited)

     Raw materials                                  $    400,037   $    368,712
     Work in process                                      80,850         94,181
     Finished goods                                       82,374         71,699
     ---------------------------------------------------------------------------

                                                    $    563,261   $    534,592
     ===========================================================================

4.   Equipment:

     ===========================================================================
                                                         Accumulated   Net book
     September 30, 2001 (unaudited)             Cost    amortization      value
     ---------------------------------------------------------------------------

     Computer equipment                    $   52,022   $   18,932   $   33,090
     Office furniture and equipment             2,792        1,387        1,405
     Manufacturing equipment                   24,651       16,384        8,267
     Leasehold improvements                    46,814       16,342       30,472
     ---------------------------------------------------------------------------

                                           $  126,279   $   53,045   $   73,234
     ===========================================================================

     ===========================================================================
                                                         Accumulated   Net book
     December 31, 2001 (audited)                Cost    amortization      value
     ---------------------------------------------------------------------------

     Computer equipment                    $   52,022   $   12,748   $   39,274
     Office furniture and equipment             2,792        1,072        1,720
     Manufacturing equipment                   24,651       13,554       11,097
     Leasehold improvements                    46,814       10,971       35,843
     ---------------------------------------------------------------------------

                                           $  126,279   $   38,345   $   87,934
     ===========================================================================


5.   Bank indebtedness:

     Bank indebtedness is drawn under a bank credit facility available for an operating loan to a maximum of $500,000 at prime lending rate plus 1%, repayable on demand. The facility is secured by a general security agreement.

6.   Note payable:

     The note payable bears interest at 8% per annum, is unsecured, and is payable on demand.

7.   Due to stockholders:

     Amounts due to stockholders are non-interest bearing, unsecured and without repayment terms.

8.   Long-term debt:

     ===========================================================================
                                                   September 30,   December 31,
                                                            2001           2000
     ---------------------------------------------------------------------------
                                                     (unaudited)      (audited)

     Bank loan, with interest at prime lending
       rate plus 1.5%, repayable at $6,667
       monthly, plus interest and secured by
       a general security agreement                 $     20,003   $     80,001
     Current portion                                      20,003         80,001
     ---------------------------------------------------------------------------

                                                    $       -      $       -
     ===========================================================================

9.   Income taxes:

 (a) Income taxes recoverable:

     Income taxes recoverable include federal and provincial income taxes, offset by claims for investment tax credits based on qualifying research and development activity as follows:

     ===========================================================================
                                                   September 30,   December 31,
                                                            2001           2000
     ---------------------------------------------------------------------------
                                                     (unaudited)      (audited)

     Federal and provincial income taxes            $    (71,495)  $    (47,492)
     Investment tax credits recognized                   109,330        109,330
     ---------------------------------------------------------------------------

                                                    $     37,835   $     61,838
     ===========================================================================

     Investment tax credits claimed are subject to finalization of the review and approval by Canada Customs and Revenue Agency.

 (b) Temporary differences that give rise to the following deferred tax assets and liabilities are as follows:

     ===========================================================================
                                                   September 30,   December 31,
                                                            2001           2000
     ---------------------------------------------------------------------------
                                                     (unaudited)      (audited)

     Deferred income tax assets:
        Equipment                                   $      1,378   $      1,378
        Warranty provision                                 5,790          5,790
     ---------------------------------------------------------------------------

     Net deferred income tax assets                        7,168          7,168

     Deferred income tax liabilities:
        Investment tax credits                           (25,274)       (25,274)
     ---------------------------------------------------------------------------

                                                    $    (18,106)  $    (18,106)
     ===========================================================================

 (c) Differences between the effective tax rate reflected in the provision for income taxes and the Canadian combined statutory income tax rate of 38.6% applicable to manufacturing companies can be attributed to a reassessment of 1998 income taxes which was accounted for prospectively, and the existence of certain expenditures which are not deductible for tax purposes.

10.  Capital stock

 (a) Authorized:

       120,000,000   common stock having a par value of U.S. $0.001 per share
        20,000,000   preferred stock having a par value of U.S. $0.001 per share

 (b) Issued and outstanding:

     ===========================================================================
                                               Number of shares   Assigned value
     ---------------------------------------------------------------------------

     Balance, at December 31, 2000                          -      $        100
     Issued on recapitalization (note 14)             10,000,000         34,270
     Issued for cash                                   3,500,000        109,821
     Stock issue costs                                      -          (109,903)
     ---------------------------------------------------------------------------

                                                      13,500,000   $     34,288
     ===========================================================================


11.  Changes in non-cash working capital:

     ================================================================================================================
                                                                 Three months ended            Nine months ended
                                                                     September 30,                September 30,
                                                              -------------------------     -------------------------
                                                                    2001          2000          2001          2000
     ----------------------------------------------------------------------------------------------------------------
                                                                        (unaudited)                 (unaudited)
     Accounts receivable                                       $   (32,014)  $   183,347   $     2,606   $    31,317
     Due from related party                                         39,126       (73,647)       39,127       (73,647)
     Inventory                                                     (18,723)      (72,530)      (28,668)      (54,408)
     Prepaid expenses                                               (3,895)       (3,005)       (2,408)       (9,654)
     Income taxes recoverable                                       13,521         3,363        24,003        (1,403)
     Accounts payable and accrued
       liabilities                                                  32,195        47,205       (85,691)      129,346
     Note payable                                                     -             -           (5,000)       (5,000)
     ----------------------------------------------------------------------------------------------------------------

                                                               $    30,210   $    84,733   $   (56,031)  $    16,551
     ================================================================================================================

12.  Segmented information:

     Management has determined that the Company operates in one dominant industry segment, which involves the manufacture and distribution of electronic premises access equipment. Substantially all of the Company's operations, assets and employees are located in Canada.

13.  Related party transactions:

     During the nine month period ended September 30, 2001, the Company sold product for $140,113 (2000 - $259,317) to an affiliated company with common ownership.

     These transactions were recorded at the agreed exchange amount between the related parties.

14.  Recapitalization:

     On July 27, 2001, Viscount Communication & Control Systems Inc. ("VCCS") became a wholly-owned subsidiary of OMW 4 Corp. ("OMW 4"). As the former stockholders of VCCS obtained control over OMW 4 through the exchange of their shares for shares of OMW 4, accounting principles applicable to a recapitalization applied. Such principles effectively reflect the identification of VCCS as the issuer of shares for consideration equal to the monetary assets of OMW 4. OMW 4 was incorporated on May 4, 2001 and had not commenced active business operations until July 20, 2001. At June 30, 2001, OMW4 had total net assets of $34,270, all of which were current monetary assets. On July 27, 2001, the legal entity OMW4 was renamed Viscount Systems Inc. ("VSI").

     Capital stock on the balance sheet has been retroactively restated to reflect the authorized and issued common shares related to the VCCS' stockholders after the recapitalization effectively as if the recapitalization resulted in a stock split of VCCS' capital. The net earnings per share for the periods prior to July 27, 2001 have been calculated using a weighted average number of 10,000,000 shares outstanding; being the number of common shares issued on the recapitalization consistent with the balance sheet.

Item 2 - Management Discussion and Analysis or Plan of Operation

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10 QSB for the quarter ended September 30, 2001.

RESULTS OF OPERATION

Revenues for the nine months ended September 30, 2001 were $2,476,294, a decrease of 5.6% as compared to revenues of $2,622,103 for the nine months ended September 30, 2000. The decrease is primarily due to the September 11, 2001 terrorist attacks on the United States. Our September 2001 sales decreased approximately 40% as compared to previous September months.

The cost of goods sold as a percentage of sales was 44.8% for the nine months ended September 30, 2001 as compared to 46.0% for the nine months ended September 30, 2000. We have focussed on controlling costs and using multiple vendors to ensure input costs are managed. We have also focused on selling higher margin products to increase profits. The reduction in costs of goods sold in 2001 was due to the following factors:

     - In 2001, all freight and brokerage costs were charged to the customer. These costs were not charged to the customer in the beginning months of the period ended September 30, 2000.

     - We reduced the amount of metal on the common/control line expansion unit resulting in reduced input costs; and

     - A new supplier was used for keypads, speakers, and PC boards resulting in lower costs for these parts.

Gross profit for the nine months ended September 30, 2001 was $1,365,768, a decrease of 3.4%, as compared to the gross profit of $1,413,320 for the nine months ended September 30, 2000. The decrease was due to the September 11, 2001 terrorist attacks on the United States.

Selling, general and administrative expenses were $1,097,921 for the nine months ended September 30, 2001 as compared to $1,204,191 for the nine months ended September 30, 2000, a decrease of 8.8%. As a percentage of revenues, selling, general and administrative costs were 44.3% in 2001, as compared to 45.9% in 2000. The restructuring of the administrative function to improve overall efficiency has contributed to a reduction in costs.

Research and development costs were $100,670 during the nine months ended September 30, 2001. This is consistent with the research and development costs of $90,736 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Bank indebtedness net of cash and cash equivalents as at September 30, 2001 totaled $263,067, as compared with the bank indebtedness net of cash and cash equivalents of $286,088 as at December 31, 2000. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at prime lending rate plus 1%. The facility is secured by a general security agreement.

On September 30, 2001 we had a working capital of $936,035 and a current ratio of 2.1 to 1.0. The working capital position is consistent with December 30, 2000 of $796,714 and a current ratio of 1.8 to 1.0.

We have funded business operations using cash provided by operating activities and from funds advanced under the bank credit facility. For the nine months ended September 30, 2001 we generated $48,833 from operating activities.

For the year ended December 31, 2000, investing activities consisted primarily of purchases of property and equipment, principally computer and manufacturing equipment and leasehold improvements. These purchases totaled $39,910. For the nine months ended September 30, 2001, there were no capital expenditures.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We believe cash from operating activities will be sufficient to meet our working capital requirements for at least the next 12 months. We require additional funds to support the development and marketing of our new JEDI product. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

We do not have any material commitments for expenditures as of September 30, 2001.

There are no known trends or uncertainties that will have a material impact on revenues.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Change in Securities

On June 8, 2001, we issued 3,300,000 common shares to six accredited investors under Rule 506 of Regulation D at a price of US$0.01 per share for total proceeds to the Company of US$33,000. The price per share was determined by management based on the stage of development of the company, and the fact that there were no significant operations or assets in the company. The shares were issued as restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 27, 2001, we issued 10,000,000 common shares to seven shareholders of Viscount Communication pursuant to a Stock Acquisition Agreement dated July 18, 2001, whereby we acquired all of the issued and outstanding share capital of Viscount Communication. The shares were issued pursuant to the exemption from registration under Regulation S and sections 3(b) and 4(2) under the '33 Act, due to the foreign residency of the purchasers. As such the shares are restricted in accordance with Rule 144 under the '33 Act.

On August 20, 2001, we issued 200,000 common shares were issued to accredited investors pursuant to Rule 506 of Regulation D and to foreign residents pursuant to Regulation S, at a price of US$0.35 per share for total proceeds to the Company of US$70,000. A total of 36 investors participated in this offering.
The price per share was determined by management based on the stage of development of the company, the acquisition of Viscount Communications and Control Systems Inc. having completed and the fact that the shares are restricted pursuant to Rule 144 under the '33 Act.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

On July 27, 2001, we acquired all of the issued and outstanding shares in the capital of Viscount Communication and Control Systems Inc., a British Columbia company, in exchange for the issuance of 10,000,000 shares of our common stock. As a result of this transaction, Viscount Communication became our wholly owned subsidiary. Viscount Communication is a provider of access control door security products. Viscount Communication has also been in a research and development mode for the last three years and is preparing to release a proprietary software based access control door security technology called JEDI (Java Embedded Distributed Intelligence). Our business plan contemplates an initial financing of US$1,000,000 to commercialize the JEDI technology. There is no guarantee that we will be successful in raising these funds. We will continue to manufacture and sell our existing product line while launching our new JEDI technology.

Subsequent to September 30, 2001, we filed a registration statement with the U.S. Securities and Exchange Commission which was declared effective on November 13, 2001. The registration statement covered the sale of up to 3,500,000 shares of our common stock previously issued and held by selling shareholders named in the registration statement. The offering is ongoing as at the date of this Form 10 QSB.

Item 6 - Exhibits and Reports on Form 8-K

(a)   No Exhibits accompany this report

(b) No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 21, 2001                    VISCOUNT SYSTEMS, INC.
    --------------------------
                                                 (Registrant)


                                           By: /s/ Stephen Pineau
                                              ---------------------------
                                              Stephen Pineau, President