Form 10KSB
period 2001-12-31
VISCOUNT SYSTEMS INC
filed 2002-03-28
CIK 1158387

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  Annual report pursuant to section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   for the fiscal year ended December 31, 2001

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
                      Exchange Act of 1934 [No fee required]
            for the transition period from ___________ to  ___________

                                    333-68998
                                    ---------
                              (Commission File No.)

                             VISCOUNT SYSTEMS, INC.
                             ----------------------
               (Exact name of registrant as specified in charter)

                                     NEVADA
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                      3669
                                      ----
            (Primary Standard Industrial Classification Code Number)

                                   88-0498783
                                   ----------
                           (I.R.S. Employer I.D. No.)

   4585 Tillicum Street, Burnaby, British Columbia, Canada, V6C 1Z7, Tel:
   ----------------------------------------------------------------------------
                                 (604) 327-9446
                                 --------------
   (Address, including zip code, and telephone number of registrant's principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock,  $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. No [ ]

The registrant's consolidated revenues for its most recent fiscal year were $2,056,459 (converted from $3,238,518 Canadian Dollars using an exchange rate of US$0.635/Cdn.$).

As of March 26, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $7,293,000, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board quotation system. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of March 26, 2002, the registrant's outstanding common stock consisted of 15,100,000 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2001.

                                   Form 10-KSB
                               Table of Contents

Part   Item No.
----   --------

I        1       Description of Business

         2       Description of Property

         3       Legal Proceedings

         4       Submission of Matters to a Vote of Security Holders

II       5       Market for Common Equity and Related Stockholder Matters

         6       Management's Discussion and Analysis

         7       Financial Statements

         8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

III     10       Directors and Officers of the Registrant

        11       Executive Compensation

        12       Security Ownership of Certain Beneficial Owners

        13       Certain Relationships and Related Transactions

IV      14       Exhibits, Financial Statement Schedules and Reports on Form 8-K

                 Signatures

                 Index to Consolidated Financial Statements

                                     FORM 10-KSB

                                 VISCOUNT SYSTEMS, INC.


PART I.

Item 1. DESCRIPTION OF THE BUSINESS

GENERAL

We are a provider of access control security products. The current access control product line consists of Enterphone 2000, a building intercom; Entercheck, a card access system; RadioClik, radio frequency remote controls; Elektra, liquid crystal display intercom panels; and closed circuit TV cameras.

We are also in the process of completing the development of our MESH (Multimedia Embedded Security Hub) technology, which is currently scheduled for commercial release in mid 2002. MESH is a proprietary software based access control security technology. The MESH technology was previously referred to as JEDI (Java Embedded Distributed Intelligence) in our filings with the SEC.

We were incorporated on May 24, 2001 under the laws of the State of Nevada. Our subsidiary, Viscount Communication and Control Systems Inc. was incorporated in 1997 under the laws of the British Columbia, Canada, for the purposes of carrying on our present access control business. We acquired all of the issued and outstanding shares in the capital of Viscount Communication on July 27, 2001, thereby making it our wholly owned subsidiary. The substantive operations of our business are conducted by our subsidiary, while the parent company provides certain administrative and strategic decision making functions.

Except where otherwise indicated, all dollar amounts in this annual report on Form 10-KSB are in Canadian dollars, which is our primary operating currency.

BUSINESS OVERVIEW

We design, produce and sell intercom and door access control systems. These systems use telecommunications wiring to control access to buildings and other facilities for security purposes. Our primary product is sold under the brand-name Enterphone 2000. The Enterphone 2000 is a building access control system that uses a building's internal phone wiring thereby avoiding use of telephone utility services. Our products include access control panels that use the Enterphone 2000 technology. Our control panels are typically installed at entrances to apartment buildings or other controlled access buildings. The control panels are sold in various formats and with varying features and capabilities. Our Enterphone 2000 technology control panels are sold through an established distribution network, and can be found installed in approximately 30,000 buildings throughout North America. We also package and sell access control and security products that are complementary to our Enterphone 2000 product, including card access systems, radio frequency remote controls, intercom monitors and closed circuit cameras.

While our current revenues are derived from sales of the Enterphone 2000 technology and related security products, we are developing a new building access control and communications technology which we expect will be a significant new source of revenues. This new technology will be marketed under the brand-name MESH (Multimedia Embedded Security Hub). The MESH technology is based on a proprietary software platform that can be used for a variety of security and access control applications as well as communications functions. The technology represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 access points per controller. A building access system using the MESH technology can control several hundred points of access from a single hardware and software platform. The technology also allows several previously independent building control systems to be hosted on a single hardware and software platform. The first application of the MESH technology that we are developing is a high security card access control and intercom system. Our proprietary MESH software is designed to be modular such that additional applications can be added as modules that will permit the operation of other building and area control systems and high technology requirements.

COMPANY HISTORY

Our current business is operated primarily through our wholly owned subsidiary Viscount Communication. The business of our subsidiary began operations in 1969 as a manufacturer of video switching equipment. In 1970, the business was acquired by B.C. Telecom Inc. (BC Tel), recently renamed Telus Corporation. BC Tel was the telephone utility for British Columbia, Canada controlled by GTE Corporation (now Verizon Communications Inc.). Under BC Tel, the business operated as an electronics research laboratory and manufacturing facility.
Among the products manufactured were central office telephone test equipment, telephone demarcation blocks, and a satellite based kiosk system used to provide information at airports and other public facilities. Responsibility for the manufacture of the Enterphone system was transferred into the business in 1984 from BC Tel. BC Tel contracted to sell the business in 1997 to Blue Mountain Technologies Inc., a company that purchases and installs our products. Blue Mountain Technologies Inc. simultaneously assigned its contractual rights to acquire all of the business assets, except for certain leasehold interests, to our subsidiary, Viscount Communication. BC Tel consented to the assignment and accordingly the business was acquired by our subsidiary, Viscount Communication. Stephen Pineau, our President and CEO, is an officer and director of both companies. The shareholders of Blue Mountain Technologies Inc. hold 18.5% of our currently issued common stock. Purchases of our products by Blue Mountain Technologies Inc. account for approximately 7% of our total sales.

We were incorporated on May 24, 2001 under the laws of the State of Nevada under the name OMW 4 Corp. Our subsidiary, Viscount Communication was incorporated in 1997 under the laws of British Columbia, Canada, for the purposes of carrying on our present access control business. We acquired all of the issued and outstanding shares in the capital of Viscount Communication on July 27, 2001, in exchange for 10,000,000 shares of our common stock, thereby making it our wholly owned subsidiary. As a result of the acquisition, the former shareholders of Viscount Communications obtained a controlling interest in OMW 4 Corp. In connection with the acquisition, we changed our name to Viscount Systems Inc. effective August 27, 2001.

Enterphone is a specialized telephone switch used to provide intercom and access control functions in high-rise buildings. It was originally developed by BC Tel in 1965. Mirroring the increased security awareness in buildings over the past few years, we have been providing a more comprehensive package of complementary products. Products packaged, using third party technologies for this purpose, include card access systems, radio frequency remote controls, intercom display panels and closed circuit cameras.

Since 1998, we have been developing a new integrated platform for building access control and management called MESH, which is currently the focus of our corporate development.

INDUSTRY OVERVIEW

We compete in the building intercom and access control systems industry. Our intercom and access control systems are designed to automate the control of access to buildings or other restricted access areas. Intercom systems and access control systems are complementary, however they can also be used independently depending on user requirements. For example, most modern residential apartment or condominium buildings have an intercom system for visitors wishing to communicate with residents. Residents, on the other hand, are issued access cards that can be used in conjunction with card readers installed beside doors or elevators in order to gain access.

Access control systems provide two functions for a building. Building tenants use access cards and readers that control access through doors, gates or elevators, while visitors use telephone intercoms to be granted admission by a building occupant. The systems also provide sophisticated alarm functions such as identifying doors left open or forced entry. The sophistication of systems ranges from controlling a single door where records are kept manually, to large enterprise systems covering hundreds of buildings from a dedicated security facility.

The building control industry has traditionally been highly segmented based on function. This has meant that makers of heating/ventilation and air-conditioning systems and security card access systems essentially manufacture input/output systems, while intercom makers manufacture voice systems, and security camera makers manufacture closed circuit video systems. Stated otherwise, audio, video, environment and access control systems are traditionally all separate building control systems that are independently controlled. There has been strong convergence of technologies in the computer and telephone related industries based on digital standards, however the building control industry has not as yet undergone a similar convergence of technologies. Traditionally, where systems need to be compatible, the industry has relied on integration instead of convergence. Integration is the use of a host computer to tie separate and distinct systems, typically from different manufacturers, together on a common software platform. Convergence, in the case of building control systems, is the provision of a new service that is designed to operate multiple systems using homogenous control parameters. Convergence is generally considered preferable to integration, as fewer distinct systems means lower operational and maintenance costs.

Along with certain other industry participants, we have recently turned to current high-technology solutions in order to reduce costs of ownership of security systems, while improving functionality. New system platforms are being designed that will permit convergence of the control of various building functions, such as access control, intercom, closed circuit television, and heating/ventilation and air-conditioning. These systems can be operated on a single commercially available host server and can operate using standard communications techniques. As a result of using a single full service system to replace the three or more separate dedicated systems, each requiring its own host server, the overall cost of ownership of a security and control system will be reduced.

Access Control Systems Technology

The access control industry has traditionally used a technology known as Wiegand. Approximately 90% of the world's installed access systems are based on Wiegand technology. Today, these systems are commonly found in residential, commercial and industrial buildings in the form of access control cards and card readers. Wiegand was initially developed in 1970 by Senso Engineering as an access card technology. The card technology uses a special patented process whereby wires are imbedded in a plastic access card to encode its data. When passed through a magnetic field generated by a card reader, the card generates a signal which is received and interpreted by the card reader. If the signal is recognized, the reader will transmit the information to a host controller to activate a switch, which for example purposes, may release a lock or open an elevator to permit building access to the cardholder. A host controller is essentially computer hardware that is programmed to receive information from the card reader in order to permit access to a building. Wiegand technology has established itself as the industry standard as it is viewed as being reliable and difficult to counterfeit the access cards.

Other products that use the Wiegand principals for access control are magnetic strip cards and radio frequency cards. These products function similarly by providing a card reader with a signal that the reader interprets and transmits to a host controller in order to grant or deny access.

As described above, Wiegand access control technology requires card readers that are connected to a host controller. Each host controller can operate between 1 to 8 doors. Accordingly, a building with a large number of controlled access points could require a large number of host controllers, resulting in greater hardware costs. Host controllers can in turn be connected to a central server that monitors the host controllers and collects information on access point usage.

The underlying technology that operates these traditional access control systems is approximately 30 years old. The readers are considered "dumb" readers as they simply receive information from the access card and transmit it to a host controller. The host controller processes the information in order to determine whether to grant or deny access. If access is granted, the host controller then transmits a signal to activate a switch to open the access point where the reader is located. This is a simple input/output type relay system which requires a separate host controller for approximately every eight access points.

As a result of the limitations and hardware requirements of the traditional access control systems, some security industry manufacturers are developing and marketing "intelligent" access control and communications systems. Intelligent systems allow several previously independent building control systems, such as intercom, access control, video, and climate control, to be controlled by a single server. These systems are based on software designed to control hundreds of readers from a single computer server, combined with "smart chips" installed in readers at each control point. Smart chips are programmable computer chips that permit access card readers to grant or deny access without the need to relay a signal to and from a central host controller. Smart chips can be programmed to perform tasks for a diverse range of building control systems, such as fire alarm systems, heating/ventilation and air conditioning, and building access and elevator controls. As the smart chip is programmed to make its own decisions on a given application, this reduces the load on the central host computer. The host computer accordingly does performs primarily a monitoring and information collection function.

We are participating in this advance in the access control industry through the development of our proprietary MESH intelligent access control and communication technology system. We believe that intelligent systems, including smart chip readers and cards will supersede systems based on Wiegand technology.

PRODUCTS

We are a manufacturer and reseller of intercom and access control systems based on telephone and traditional access card and reader technologies. Our intercom and access control systems are installed throughout North America for various applications including: condominium/apartment building access and intercom; residential intercom; gated home/community access and intercom; seniors/government housing access, tracking and intercom; elevator access and tracking; and garage or perimeter gate control. For the year ended December 2001, approximately 50% of total sales of our products were generated in the United States, and 50% in Canada, as compared to 47% of total sales were generated in the United States, and 53% in Canada, for the year ended December 2000. Information on our existing products can be viewed on our website at www.viscount.com.

We are also developing our MESH product, which is an intelligent access control and communication system that will permit the integration of various building functions into one system. We anticipate using existing and new distribution channels in order to market our MESH technology. The MESH technology can be sold as an upgrade to existing access control systems, or as a new installation. We will also target other industry participants as potential purchasers of our technology who may resell the technology under their own brand names.

Our Access Control Products

Our current principal product is the Enterphone 2000 intercom and access control system. Enterphone is our patented building entry control system that uses a building's internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building's internal phone wiring by our Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes our Enterphone system distinct from other "dial-up" telephone entry systems that use telephone company lines. Sales of our products based on the Enterphone system account for approximately 80% of our total sales.

Our Enterphone 2000 system is sold as a central control panel which is installed in a building's telephone control room. The control panel connects an intercom panel located at an entrance to the building with the telephone of building tenants. A visitor wishing to gain access to the building dials a 1 to 4 digit number at the entrance panel. The call is directed from the entrance panel, through the common control equipment and up to the tenant's telephone. The tenant hears a unique ring and can unlock the entrance door by pressing a number on the telephone's numeric key-pad. The tenant does not need to rent a telephone line from the telephone company. Each control panel can process connections to as many as 840 suites. The following diagram illustrates the system:

------------------------    ------------------------    ------------------------
Enterphone 2000                Enterphone 2000             Tenant
entrance panel           - >   control panel and     - >   Telephone
                               telephone jacks
------------------------    ------------------------    ------------------------

We also manufacture electronic entry access panels that can operate using either our Enterphone 2000 system, or dial-up telephone company lines. Our panels are manufactured in various sizes and with various features in order to accommodate varying purposes and building types. For example, we manufacture panels that provide intercom and access control from 1 suite to up to 1000 suites; or panels that provide on-screen name search capabilities; or panels that are streamlined in shape or small in size. All panels that we manufacture incorporate the Enterphone technology, however most panels can also be installed to use telephone company lines.

Our Enterphone panels can also be combined with other technologies such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes, and Wiegand cards and card readers. We purchase these technologies from other manufacturers and resell them under our brand names. Most of the products that we resell can be integrated into our Enterphone access control system.

Our MESH Access Control System

Overview

MESH is a new software based building management system designed to replace traditional systems that are more hardware intensive. We have been developing this new technology since 1998 and are currently completing the development of a fully functional prototype.

The acronym MESH stands for Multimedia Embedded Security Hub is a software platform that communicates with a network of "intelligent" input/output devices, such as card readers or building environment sensors. As such the "intelligence" of the system can be said to be distributed among the input/output devices. This is contrasted with the traditional access control industry, which uses dumb readers that require information to be processed at a central host computer. An intelligent reader or input/output device uses a pre-programmed "smart chip" which allows it to process information on its own, and does not require the host computer to make action decisions, such as to grant or deny access to a door or to activate air-conditioning. The use of intelligent devices accordingly reduces the load on the host computer which allows the host computer to allocate its resources to a greater number and diversity of tasks. The networked distribution of intelligent devices also means reduced cost resulting from reduced hardware requirements, easier training of control system operators, and the use of commercially available host computer hardware and communication techniques. Initially, we will apply the MESH technology for access control system purposes.

The conceptual basis for MESH is simple. Virtually every low voltage building technology, except building access, has evolved using intelligent addressable network devices. This includes fire alarms and heating/ventilation and air-conditioning. An addressable network is one in which devices can constantly communicate with a host server controller or can be polled for information. For example, if a smoke detector on a non-addressable fire alarm system fails, a fire in that location may go undetected since there is no way to identify the failure without actually testing the device. In contrast, the smart chip in an addressable smoke detector may be able to notify the fire panel of a problem immediately and call for service. Access control systems, however, continue to be based on a 30-year-old standard called Wiegand. The limitations of this standard continue to plague the industry due to the slow data transmission speed (9600 baud) between the reader and the host controller, the high cost and quantity of specialized and dedicated hardware, and the inability of the host computer to process voice or video signals. For example, buildings requiring elevator access control have traditionally required a significant amount of expensive dedicated hardware. The MESH network with intelligent readers can accomplish these functions without dedicated hardware, resulting in cost reductions, both in terms of the actual hardware required and the labour, cable and conduit costs associated with installation.

The MESH system bypasses the need for specialized and dedicated hardware. Instead, MESH provides a software-based platform that operates on an industrial computer server connected to intelligent readers transmitting data at high speed rates of up to 156,000 baud, while simultaneously running voice and video applications. The benefits and functionality derived from this approach can be significant.

MESH Structure

The MESH network consists of a main control computer server communicating with a series of intelligent readers, panels, and input/output devices. The key to the technology is the smart chip we use, known as the MPNode computer chip, a programmable chip manufactured by Atmel. We purchase the MPNode chips and program them to perform certain functions upon detecting certain data. For access control applications, the chip is installed into a card reader. When data from an access card is received by the card reader, the chip processes the data and makes a decision to grant or deny access. Information on the transaction is passed along to the host computer for data storage and analysis purposes. Traditional Wiegand style card readers require an intermediate controller for every two or three reading devices. An intermediate controller is connected between the host computer and the group of readers controlled by it. In contrast, the MESH systems allows intelligent readers to be installed in series, or daisy-chain fashion, without the need for intermediate controllers. This reduces hardware costs as only one host computer is required.

MPNode chips are programmable and accordingly can be applied to various customized tasks requiring an input and output device. The ability of a MESH server to connect directly to a computer network or network of readers, without intermediate controllers, provides additional benefits in terms of cost, connectivity and programming.

MESH panels, located at entrance doors for visitor access, can operate independently or as slaves off the MESH server. The basic MESH panel that we are developing is a full colour screen industrial computer. Panels may be located at entrance doors for visitor access or can be on-site managed by security guards as they manage the MESH network. The slave/master architecture of MESH panels reduces cost, simplifies programming, and improves data base management.

In designing MESH, much consideration has been made of the many dissimilar applications requiring a MESH network. In cases where building control is accomplished with on-site security and concierge staff, limited MESH hardware or possibly only software may be needed to perform the required functions. For example, MESH software may be sold as a simple visitor tracking system for commercial or gated residential sites. In general, MESH has been designed to allow simple installations to be performed by small independent alarm contractors. However, provision has also been made for direct involvement by our staff in large campus wide and enterprise wide installations.

MESH has many additional benefits, both in terms of building security and particularly relative to the legacy Wiegand protocol. It is our belief that addressable networks pose a serious threat to the continued use of the Wiegand format.

MESH is a modular product, meaning that the software can accommodate add-on features or upgraded features. We will develop various modules for our MESH technology, which will be released in a series of phases. Some of these product enhancement modules that we may explore and develop have been outlined below:

* MESH Photo-badging software is being designed to allow digital photo-imaging of individuals accessing a building, which can be stored in a database;

* MESH Time and Attendance software will allow human resources personnel to use the card reader database to track employee attendance and to automatically adjust card user characteristics based on vacation schedules, holiday dates and termination;

* MESH has the inherent ability to control other electrical circuits. For example, this allows MESH to turn lights on or off based on the sections of a building used by a card holder or to interface with air conditioning units;

* The MESH server provides new opportunities to host video on the unified platform with voice and data. This would represent an entirely new concept in the security industry;

* The nature of the MESH server makes MESH telephony products inherently Internet enabled. Future MESH appliances may include the MESH television line, which allows residents to view visitors at the door and doubles as an Internet shopping device. MESH panels can connect to web enabled set top boxes being promoted as part of the web TV market. MESH television panels would also compete in the large offshore video intercom business but at a fraction of the cost by saving on conduit and cable;

* The distributed intelligence of MESH makes the product suited to the growing emergency call/nurse call industry;

* MESH networks are built on an open architecture platform which is fully functional to integrate with any existing automation network;

* The initial MESH card reader release will be based on proximity technology. We intend to expand the product line to include readers based on our own infrared system, biometrics, radio frequency and any other reader type which appears to have potential. This may also include the world's first readers with built-in audio and video ability; and

* A new and emerging market segment tracks not just people, but equipment. A typical application is the embedding of anti-theft chips in computers, which integrate with card reader systems.

OTHER CURRENT RESEARCH AND DEVELOPMENT

In addition to our MESH technology, we have developed a new product called EmerPhone which is currently commercially available. The EmerPhone is scheduled to be commercially available in 2002. The EmerPhone system consists of a core electronic assembly designed for several separate tasks. These task applications require a variety of mechanical and electronic assemblies. Applications of the EmerPhone are as follows:

* Elevator phones - these small assemblies are required by law to allow people stuck or injured in elevators to call for assistance. Options include surface mount, voice activation, voice messaging, and call indicators for the disabled.

* Panic phones - these units are used primarily for parking lots and underground parking. They allow people in distress to contact security personnel. Options include strobes and sirens to scare away attackers.

* Parking phones - these units are designed to allow people at a parking gate to contact the parking management office if they forget an access card or the gate is broken. Management then has the ability to open the gate remotely.

* Information assistance phones - are used for ATM machines, airports, prisons and other applications where a vandal resistant phone is required to allow people to get information on using equipment, hotel reservations.

* Industrial assistance phones - are more ruggedly built units for factories, oil platforms and other industrial applications where specifications may even require explosion proofing.

* Campus phones - are a rapidly growing market segment reflecting the heightened sense of security at university and commercial campuses. Similar to panic phones, campus phones may be built into housing up to 12 feet tall. Strobes, sirens and security cameras may be built into the campus phone. A key element of a campus phone is tracking software. Similar to caller ID software, tracking software allows campus personnel to pinpoint the exact location calling by address or on a map. The systems also require automatic system integrity diagnostics.

PRODUCTION

We currently manufacture the Enterphone 2000 control and entrance panel products in-house. Our card readers, radio-frequency and infra-red access, and tracking systems are purchased from other manufacturers and resold under our brand-names. We maintain full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits. We have a policy of supporting old products for up to 20 years and having an assembly staff that allows us the flexibility to produce small runs of high margin legacy products. We plan to continue this process for our older products such as previous versions of the Enterphone. Any new hardware based product designed on a surface mount platform will be produced on a sub-contract basis with final mechanical assembly at Viscount.

We have contracted with software developers to develop our MESH software platform. The MESH software platform is loaded on standard industrial computer chassis. We have elected not to develop hardware internally for MESH since the required hardware controllers are commercially available at quality and price levels that make internal development uneconomical. In addition, by using off-the-shelf components, we improve our time to market, eliminate hardware debugging and increase our ability to be technologically flexible in the future. We will primarily execute final mechanical assembly of the MESH systems.

MESH Development Schedule

The original MESH program was implemented to develop interactive display panels. These panels were originally scheduled to be available in March 2000. However, we subsequently expanded the features of the system and as a result the initial commercial release is currently scheduled to occur in mid 2002. There is no guarantee that we will be able to meet this commercial release schedule.
Product Development

We have two employees currently dedicated full-time to research, development and product engineering. In addition, three other employees contribute to research and development on a part-time basis. During fiscal 2000 and 2001, we incurred approximately $268,691 and $223,140 respectively, on research and development, net of investment tax credits, primarily related to the development of the MESH system.

MARKET AND MARKETING

The Market

The intercom and access control market is serviced by a number of large and small competitors. Our traditional products compete in a mature marketplace, that largely uses the 30 year old Wiegand technology. We believe that there currently exists an opportunity in the building and access control market for innovative products that use current technologies to reduce user costs. We have positioned our MESH technology to take advantage of this opportunity.

Accordingly, the focus of our marketing initiatives for 2002 will involve our MESH technology. The first release of MESH will compete in the intercom and access control security system market.

The access control market can generally be described as the market for any equipment used to control passage through a door, gate or other portal. A portion of this market is comprised of mechanical and electronic door locks that typically control access through single doors. Many of the single door systems have been engineered for low security levels for customers who do not desire a full access control host. The access control market that we compete in involves computerized access control systems that typically control access through multiple access points, such as our Enterphone 2000 system. Our new MESH product was designed to present a new technology to this computerized market niche. In particular, in large high-rises with a full MESH system, individual tenants may use the MESH server to control access to one or two doors.

Our traditional market for our Enterphone 2000 product was apartment and condominium buildings. While the market for telephone entry type systems amounts to about US$100 million, in the past 10 years there has been a strong trend towards increased building security resulting in much more sophisticated integrated installations. For example, in 1990 a typical condominium building would be equipped with an intercom to admit visitors. Today, a typical new building installation includes telephone entry, card access, closed circuit cameras, individual burglar alarms and panic stations. This puts pressure on manufacturers to provide a comprehensive package and represents an opportunity for significant revenue growth per system. MESH will be our first in-house product that addresses these multiple requirements . The modular nature of MESH also provides us with an excellent opportunity to design additional products on the MESH platform to provide enhanced options for a comprehensive building security package.

In addition to apartment entrances, MESH was also designed to provide access control for the rapidly growing gated community market. Monitor style directory panels are also used in thousands of commercial high-rises. The MESH panel provides features previously unavailable for this market. The overall effect of these system advances will be to enhance our core business, while finding applications where the new features expand the traditional market for such systems.

We will also target upgrades and retrofits to existing apartments and other complexes that use traditional telephone wire intercom access control systems. The low hardware costs and increased functionality of the MESH system will be marketed to building management companies, along with its turnkey installation as a replacement to existing access control systems for most modern buildings.

While complete MESH networks will typically be installed, the modular nature of MESH allows additional segmentation based on product application and end-user need. The nature and scope of a MESH installation depends on the level of security required, the product alternatives, the number of buildings, and the level of system management required. The nature and scope of an installation can be described in terms of a user spectrum ranging from price sensitive users to users requiring enhanced services. At one end of this spectrum is price.
For these applications MESH will be competing with traditional Wiegand systems. We believe the cost reduction aspects of MESH will provide us with a competitive advantage over traditional Wiegand systems. For example, a typical condominium developer does not manage a building after construction. Therefore, the developer is looking for a very affordable, reliable access control system. Unless a more sophisticated product will help sell suites the developer tends to keep the system simple. At the middle of the spectrum are customers who will adopt MESH mainly due to system benefits. For a commercial high-rise this may be the flexibility derived from a new user profile approach MESH uses for programming. On the enhanced service end of the spectrum we find customers who need to develop a much closer relationship due to the level of sophistication of their needs. At this level, we anticipate additional revenue opportunities for custom programming, data mining and hosting, and direct installations for national accounts.

While the core function is controlling access/egress, through the planned development of various MESH technology modules we will actively target all of these segments. For example, a MESH add-on module can be developed to provide an asset tracking system to prevent computer theft. The inherent alarm functions of MESH allow it to be used as an integrated theft/burglar alarm system for large facilities. The MESH telephony video capture function will allow government agencies to track alcohol and drug problem tenants of controlled housing complexes or other regulatory monitoring functions. Finally, MESH, along with our new EmerPhone, can function to combat vandalism and to secure parking lots.

We rank controlling access/egress and securing parking facilities as the primary concerns of our traditional core multi-residential business.

Distribution Plan

We currently have approximately 500 dealers of our existing products throughout North America. When our existing business was acquired from BC Tel, we relied primarily on exclusive and semi-exclusive dealers in certain major metropolitan areas. Our distribution network is not static and we are constantly seeking additional sales channels. Our existing distribution dealers may be used to market and install the MESH system, however not all existing dealers will meet the profile or qualifications required to understand and install a MESH network. Accordingly, we will be evaluating various reseller and dealer channels for distribution of our MESH systems.

As MESH is a new technology, we believe it is important that we penetrate the market quickly. Establishing exclusive dealers would give competitors added incentive to find a solution to the MESH network technology. For this reason, we see an advantage in adopting a "shot gun" style marketing plan for MESH. We will establish large numbers of dealers, primarily based on qualifying for credit and technical ability. We then intend to sell through qualified distributors as well to expand our market coverage.

As previously noted MESH can serve several different markets and the type of dealer serving each may vary. Simple installations may be performed by small independent dealers, but as the overall scope of the project increases, the technical ability of the dealer becomes increasingly important. At the extreme, our employees may be directly involved with the customer in designing, installing and servicing the product. In other cases, our personnel may be involved on a co-op basis with large national security, building automation and heating/ventilation and air-conditioning contractors.

These distribution deals, along with our existing dealer base, gives us immediate access to the largest networks of dealers in the US, Canada and Mexico.

While we will initially be targeting our existing markets for the sale of our MESH technology, the market for our MESH product is worldwide. MESH is designed to accommodate foreign languages with minimal modifications to the software. This is in contrast to other products of its type which require a heavy software investment to provide alternative language software. With MESH, the core software can be applied in all languages with only the on screen text displays needing to be translated. Translation can be accomplished using commercially available translation software.

MESH Marketing Strategy

We will use our established distribution channels as well as new distribution channels to access our target markets for the MESH technology. As a unique technology, however, end-users as well as dealers must be educated about MESH benefits. It is our experience that a stronger initial emphasis on end-user decision-makers and large national system integrators will be the most effective in developing the MESH market.

Advertising

We intend to pursue an advertising strategy, which involves a mix of dealer and end-user security and building automation magazines. The unique nature of MESH places us in a position of having strong editorial leverage. We have already secured agreements with most major publications to introduce the concept. This approach will include a full feature story by the editors highlighting the new technology, a story outlining application specific benefits and print advertising relating to the product.

There are approximately 30 magazines worldwide which are credible venues to advertise MESH technology. We will initially advertise our MESH launch in approximately twelve industry magazines in North America.

Our current products are advertised on an ongoing basis in various print publications, which we will continue to do with our MESH products. We have been testing new publications on a regular basis to evaluate response, sales and readership. All leads are followed up and magazines are rated based on a dollar sales per advertising dollar spent ratio. While the sales cycle is sometimes fairly long, this approach has given us a very accurate measure of the effectiveness of various publications and individual ads.

Trade Shows

We have experienced that the marginal dollar benefit of trade show participation is much less than other promotional media (print ad, direct mail etc.). Therefore, we intend to be very selective in introducing MESH this way. We intend to focus on end-user targeted shows rather than dealer shows. It has also been our experience that trade shows are sometimes too useful in educating one's competitors about new advances in technology. The primary end-user shows we are considering attending, target corporate and institutional security decision-makers, building management and developers, and finally, building automation facility managers.

Direct Marketing

One of the most effective ways to market security systems is to identify major institutional and corporate users and market directly to key individuals. We intend to hire direct marketing staff to market our MESH technology and institute an aggressive program to meet key decision making individuals. Because of the proprietary nature of MESH, we are flexible to meet customer specifications. We will use this approach to push MESH technology into the market.

Pricing Strategy

Our system provides features never before available in a building control security system. The MESH technology is built on an architecture which can reduce user costs significantly. The modular nature of the technology amplifies this effect the larger the system becomes.

With a unique product and a position of product leadership, we will have a strategy of building market share. This implies a product sold at reasonable 50-60% margins. With the telephony component, we are targeting a price which provides MESH panels at a price that is competitive with similar products, but with new enhanced features.

COMPETITION

Competitive Summary

The security and building control industry is undergoing a rapid period of consolidation. Large multi-national companies are integrating vertically by acquiring equipment providers to build house brands. Recent examples are the purchase of Cardkey by Johnson Controls, Guardall by Chubb and ADI/Northern Computers by Honeywell. The access control industry is very segmented with no company having a dominant market position. Canada has approximately six control manufacturers, while the US has at least fifty. There is a certain amount of vertical integration in the business and several large multinational companies own their own house brands. Many branches of these multinational companies often have their own brand preferences and buy outside their internal distribution channels.

Almost all manufacturers build control hosts based on Wiegand technology. Due to these limitations, most research and development is focused on cost reducing hardware and making the control hosts more network capable. In all cases, the manufacturer using traditional Wiegand technology are limited from 1 to 8 doors per host.

Insofar as the use of intelligent readers are concerned, the existing industry is relatively new and accordingly is small and only amounts to about $100 million US per year. There has been some consolidation. The largest US firm, Sentex Systems, was recently acquired by The Chamberlain Group, Inc., a large manufacturer of industrial products. We see many opportunities for MESH panels outside the traditional visitor entry control function. Basic panels will be priced to compete favorably with similar low-tech systems to build market share.

Competitive Threats

While we have a strong dealer and distribution plan in place, MESH will position us in a market dominated by much larger players. The higher security MESH applications are also somewhat outside of our traditional scope of business. We must rapidly develop a market for MESH and educate users of the MESH benefits in order to achieve market share that will allow us to be competitive in this market. There is no guarantee that we will be able to successfully compete against our larger competitors.

While MESH is a new product in an established growing market, technological change can be met with resistance. Some buyers are nervous about new products, and new protocols even more so. Most buyers are familiar with the benefits of addressable fire alarms and we intend to market MESH from this point of view; that is to stress the inevitability of all access control systems evolving this way.

From an initial commercial point of view, one challenge for us is the relatively long sales cycles of security projects. Systems such as MESH may take up to 2 years from specification to installation, so sales forecasts can be adversely affected by the pace of construction and the general decision making process.

Another key concern is the ability of competitors to imitate the product and the ability of large imitators to more easily commercialize their product. We have estimated that we will have a three-year market lead. Fortunately, the wide range of MESH software applications should provide us with an ongoing lead as long as we are aggressive with research and development.

OUR SOURCES OF REVENUES

The majority of the Company's revenues are derived from the Enterphone product line. Historically, the Enterphone sales represented approximately 72% to 80% of total revenues. The balance of the Company's revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes. Our MESH technology, if successfully brought to market, will be a new source of revenue for us. If our initial release of our MESH technology is successful we will be developing additional applications for the technology in order to generate other sources of revenue.

EMPLOYEES

Viscount employs twenty-three full and part-time staff at its factory in Burnaby, British Columbia.

Item 2. DESCRIPTION OF PROPERTIES

Property

Our executive office and central factory is located in Burnaby, British Columbia, where we currently lease 12,040 square feet. We lease this space under an industry standard operating lease with a term expiring May 31, 2004, renewable at the option of Viscount. Current monthly lease obligations are $6,521. We believe that our current facilities are adequate and are suitable for our current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. Our facilities are adequately insured against perils in a manner consistent with industry practice.

Intellectual Property

We will rely on a combination of patent laws (if applicable), trade secret laws, non-disclosure and other contractual agreements, and technical measures to protect the confidential information, know-how, and proprietary rights relating to our Enterphone 2000, MESH and other Viscount products. We have contractual rights with respect to registered North American trademarks and tradenames including the following: Viscount, Enterphone, Enterchek, Infraclick,
Emerphone. We are in the process of filing an application for a North American patent on our MESH technology, and registering North American trademarks and tradenames for MESH.

We have registered active Internet domain names for www.viscount.com and www.enterphone.com.

Our standard employment agreements and license agreements contain provisions that protect the confidentiality of our proprietary property. All our employees and sales agents are required to sign these agreements prior to their employment or engagement.

To date we have not received notification that our services or products infringe the proprietary rights of third parties. Third parties could however make such claims of infringement in the future. We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent services will not be marketed in competition with our services, thereby substantially reducing the value of our proprietary rights.
Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements will provide meaningful protection for our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

Government Regulation

All Viscount equipment is FCC and IC approved. Our products are also UL and ADA approved where required by law depending specifically on particular products and place of installation.

Some Viscount products are still under government regulation. The Enterphone 2000 is an interposition technology which can only be installed in U.S. states where the local public service commission has designated the original point of entry of a building as the demarcation point between the telephone company and building owner's responsibility. Conversely, it can also be installed where the telephone company has given consent to allow Enterphone to share the telephone backbone.

The history of government deregulation for Viscount mainly relates to the demarcation point in a building. Until government deregulation came to the access control industry, Enterphone type systems could only be installed by telephone companies.

Historically, Enterphone was approved by MA Bell. After the break-up each regional telephone company began to make its own decisions. As a result of this, Chicago, New York, and Boston became strong markets for the Enterphone. Another result of government deregulation was that many telephone companies withdrew from the access control systems industry, which resulted in our using direct dealers in those regions.


Item 3. LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal actions pending, threatened, or contemplated against us.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

Our shares are currently eligible for trading on the Over-the-Counter Bulletin Board, which is a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol on this service is "VSYS".

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. Our shares began trading on February 13, 2002. Since the Commencement of trading, our shares have traded at a low of U.S. $0.75 and a high of U.S. $1.68. These prices do not reflect retail markup, markdown or commissions.

There were 49 holders of record and, to the best of our knowledge, beneficially of our common stock as of February 28, 2002, holding a total of 13,500,000 shares.

There are currently 10,037,000 shares of our common stock that are restricted from resale under Rule 144 promulgated under the U.S. Securities Act of 1933. The following table summarizes the hold periods applicable to our common stock under U.S. federal securities laws:

      Number of
        Shares                             Description
      ---------                            -----------

     10,000,000     Shares that may be sold beginning on July 27, 2002 in
                    accordance with Rule 144.

         37,000 Shares that may be sold beginning on August 20, 2002 in accordance with Rule 144.


There are no contractual restrictions on the resale of the outstanding common stock.

In general, Rule 144 under the Securities Act provides that securities may be sold if there is current public information available regarding the issuer and the securities have been held at least one year. Rule 144 also includes restrictions on the amount of securities sold, the manner of sale and requires notice to be filed with the SEC. Under Rule 144 a minimum of one year must elapse between the later of the date of the acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale under the Rule.
If a one-year period has elapsed since the date the securities were acquired, the amount of restricted securities that may be sold for the account of any person within any three-month period, including a person who is an affiliate of the issuer, may not exceed the greater of 1% of the then outstanding shares of our common stock or the average weekly trading volume in the over-the-counter market during the four calendar weeks preceding the date on which notice of sale is filed with the SEC. If a two-year period has elapsed since the date the securities were acquired from the issuer or from an affiliate of the issuer, a seller who is not an affiliate of the issuer at any time during the three months preceding a sale is entitled to sell the shares without regard to volume limitations, manner of sale provisions or notice requirements. Affiliates of the issuer are subject to an ongoing volume restriction pursuant to Rule 144 on re-sales of shares held by them.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the

United States. It should be read in conjuction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the year ended December 31, 2001.

Revenues for the twelve months ended December 31, 2001 were $3,238,518, a decrease of 9.53% as compared to revenues of $3,579,781 for the twelve months ended December 31, 2000. Sales volume decreased significantly in September and October 2001, following the September 11, 2001 terrorist attacks on the United States.

The cost of goods sold as a percentage of sales was 46.53% for the twelve months ended December 31, 2001 as compared to 49.28% for the twelve months ended December 31, 2000. We have focussed on controlling costs and using multiple vendors to ensure input costs are managed. We have also focused on selling higher margin products to increase profits. The reduction in costs of goods sold in 2001 was due to the following factors:

      * In 2001, all freight and brokerage costs were charged to the customer. These costs were not charged to the customer in the beginning months of the period ended December 31, 2000.

      * We reduced the amount of metal on the common/control line expansion unit resulting in reduced input costs; and

      * A new supplier was used for keypads, speakers, and PC boards resulting in lower costs for these parts.

Gross profit for the twelve months ended December 31, 2001 was $1,731,506, a decrease of 4.62%, as compared to the gross profit of $1,815,537 for the twelve months ended December 31, 2000. The decrease corresponds with the reduced revenues.

Selling, general and administrative expenses were $1,412,547 for the twelve months ended December 31, 2001 as compared to $1,503,239 for the twelve months ended December 31, 2000, a decrease of 6.03%. As a percentage of revenues, selling, general and administrative costs were 43.62% in 2001, as compared to 41.99% in 2000.

Research and development costs were $223,140 for the twelve months ended December 31, 2001. This is consistent with the research and development costs of $268,691 for the twelve months ended December 31, 2000. These costs are shown net of investment tax credits recognized.

Liquidity and Capital Resources

Bank indebtedness net of cash and cash equivalents as at December 31, 2001 totaled $214,809, as compared with the bank indebtedness net of cash and cash equivalents of $286,088 as at December 31, 2000. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at prime lending rate plus 1%. The facility is secured by a general security agreement.

On December 31, 2001 we had a working capital of $162,126 and a current ratio of
1.13 to 1.0. The working capital position is consistent with December 31, 2000 of $235,015 and a current ratio of 1.16 to 1.0. Included in the working capital are amounts due to stockholders of $448,402 which are non-interest bearing, unsecured and without repayment terms.

We have funded business operations using cash provided by operating activities and from funds advanced under the bank credit facility. For the twelve months ended December 31, 2001 we generated $268,247 from operating activities.

For the twelve months ended December 31, 2001, there were no capital expenditures. For the twelve months ended December 31, 2000, investing activities consisted primarily of purchases of property and equipment, principally computer and manufacturing equipment and leasehold improvements. These purchases totaled $39,910.

To date, we have not invested in derivative securities, or in any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We believe cash from operating activities will be sufficient to meet our working capital requirements for at least the next 12 months. We require additional funds to support the development and marketing of our new MESH product. Subsequent to the year end, the company raised U.S. $1,040,000 in additional equity financing.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

We do not have any material commitments for expenditures as of December 31, 2001.

There are no known trends or uncertainties that will have a material impact on revenues.

Item 7. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page.

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of February 28, 2002 are set forth in the table below. Each of the directors of Viscount will serve until the next annual meeting of shareholders or until his successor is elected and qualified. In the event that there are three or more directors, the directors will be divided into three different classes. Each director will serve for a term ending on the date of the third annual general meeting following the annual general meeting at which the director was elected, provided that each initial director in the first class holds office until the first annual meeting of the shareholders; each initial director in the second class holds office until the second annual meeting of the shareholders; and each initial director in the third class holds office until the third annual meeting of the shareholders. At least one-third of the directors must be elected annually.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past five years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

-------------------------------------------------
    Name and Position                    Age
-------------------------------------------------
Stephen Pineau                           39
President, Chief Executive
Officer, Secretary and Director
-------------------------------------------------
Greg D.C. Shen                           55
Chairman of the Board and
Director
-------------------------------------------------
Les Fong                                 31
Chief Financial Officer
-------------------------------------------------

Following is a discussion of the business background of each director and executive officer.

Business Experience

Stephen Pineau is the President, Chief Executive Officer and a Director of
--------------
Viscount. He has served as a director and officer of Viscount since July 27, 2001, and as a director and officer of our subsidiary, Viscount Communication since July of 1997. He was employed at Viscount Communication & Control Systems Inc., a subsidiary of BC Tel, as Marketing Director from 1992-1995. He left Viscount Communication & Control Systems Inc. to start Blue Mountain Technologies Inc., where he held office as President from 1995 to 1997. Blue Mountain Technology Inc. replaced B.C. Tel as the main Vancouver installation company of Viscount products. Since 1997 Mr. Pineau has held office as President of the current Viscount Communication & Control Systems Inc.

Greg Shen is the Chairman of the Board and a Director of Viscount. He has served
---------
as a director and officer of Viscount since July 27, 2001, and as a director and officer of our subsidiary, Viscount Communication and Control Systems Inc. since July of 1997. Prior to Viscount Communication & Control Systems Inc., he acted as Production Manager at Microtel, a subsidiary of BC Tel from 1975 to 1993. Mr. Shen was Chief Executive Officer of Viscount Communication & Control Systems Inc. from 1997 to 2001 and Chairman of Blue Mountain Technologies Inc. from 1997 to 2001. In 2001 he was appointed Chairman of Viscount. His primary expertise and responsibilities related to Spacetel satellite products. Viscount Communication & Control Systems Inc. was also a Microtel division at one time, and as Production Manager, Mr. Shen became very familiar with Viscount products. Mr. Shen has a Masters degree in Engineering from West Coast University at Los Angeles.

Les Fong is the Chief Financial Officer of Viscount.  He has served in this
---------
capacity since July 27, 2001. Previously, he was Assistant Accountant for Pacific Western Brewing Company from 1996 to 1997, Accounting Consultant for Royal Canadian Homes Ltd. from 1996 to 1997, Contract Accountant for City West Development Corporation in August of 1997, Contract Accountant for BMW Sydney Ltd. in 1997, Accountant for Viscount Communication & Control Systems Inc. from 1998 to present, and Accountant for Blue Mountain Technologies Inc. from 1998 to present. Mr. Fong acquired a Bachelors degree in Commerce from the University of British Columbia.

Employment Contracts and Change in Control Agreements

Stephen Pineau - President

On January 1, 2001, our subsidiary, Viscount Communication, entered into an employment agreement with Mr. Stephen Pineau, pursuant to which Mr. Pineau serves as our President and Chief Executive Officer. The agreement provides for an annual base salary of $72,000, a bonus of 10% of the net income of Viscount Communication before interest and taxes, a lease and related expenses of a company vehicle to be used.

The initial term for Mr. Pineau's agreement is one year with automatic renewal at the employee's discretion unless a minimum 30 days notice is given by Viscount Communication.

Greg D. C. Shen - Chairman and Director

On January 1, 2001, our subsidiary, Viscount Communication, entered into an employment agreement with Mr. Greg Shen, pursuant to which Mr. Shen serves as our Chairman of the Board. The agreement provides for an annual base salary of $57,321, a lease and related expenses of a company vehicle to be used.

The initial term for Mr. Shen's agreement is one year with automatic renewal at the employee's discretion unless a minimum 30 days notice is given by Viscount Communication.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or earned for services rendered to us in all capacities during the years ended December 31, 1999, December 31, 2000, and December 31, 2001 by our President and Chief Executive Officer (the "Named Officer"). No executive officer received total annual salary, bonus and other compensation in excess of $100,000 in those periods. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for the 2001 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

                                     Summary Compensation Table
                                     --------------------------
                                             Annual Compensation                  Long-Term Compensation
                                     -----------------------------------   -----------------------------------
                                                                                                  Securities
                                                                                Stock             Underlying
Name and Principal Position           Year      Salary         Other            Awards           Options/SAR's
---------------------------          ------   -----------    ---------     ---------------   -----------------
Stephen Pineau                        1998    $ 57,862          -                Nil                 Nil
President, Secretary, and             1999    $ 62,059        $2,000[1]          Nil                 Nil
 Chief Executive Officer              2000    $ 61,822        $3,000[1]          Nil                 Nil
                                      2001    $ 72,852          Nil              Nil                 Nil

[1]  These amounts were paid to the Named Officer for Directors Fees.

Option Grants in Last Fiscal Year

The Board of Directors has approved the issuance of stock options to our employees, directors, officers, and consultants. Unless otherwise provided by the Board, all vested options are exercisable for a term of ten years from the date of grant. On December 21, 2001, there were options granted to acquire 1,255,000 shares of the authorized common stock.

Director Compensation

No compensation was paid to directors for services rendered as a director other than director fees from our Viscount Communication subsidiary to Stephen Pineau in the amount of $2,000 for fiscal 1999 and $3,000 for fiscal 2000, and $0 for fiscal 2001.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANANGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31,2001 by (a) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common stock; (b) each of our Directors; and (c) all our directors and officers as a group.

Page 20
                                                                  Percentage of
                                                                     Shares
       Name and Address of                         Shares         Beneficially
         Beneficial Owner                   Beneficially Owned       Owned
         ----------------                   ------------------    --------------

Stephen Pineau                                    1,700,000(1)            10.93%
President, CEO, Secretary and Director
10271 Cathcart Road, Richmond
British Columbia, Canada

Greg D.C. Shen                                    3,150,000(1)            20.32%
Chairman and Director
2056 West 58th Ave., Vancouver,
British Columbia, Canada

Les Fong                                             25,000(1)             0.17%
Chief Financial Officer
3195 East 28th Avenue, Vancouver
British Columbia, Canada

Chi Hua Liu                                       1,583,333              10.49%
1888 Westbrook Crescent,
Vancouver, British Columbia, Canada

Steven Leach                                      1,250,000               8.28%
14905 - 93A Avenue, Surrey,
British Columbia, Canada

Chin Dong Pai                                     1,750,000              11.59%
2802-1050 Burrard Street, Vancouver,
British Columbia, Canada

Cho Kun Ko                                        1,416,667               9.38%
7479 - 17th Ave., Burnaby,
British Columbia, Canada

All directors and officers as a group             4,875,000(1)           30.52%
(3 persons)

(1) These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include shares issuable upon exercise of options as follows: 450,000 shares issuable to Stephen Pineau; 400,000 shares issuable to Greg Shen; 25,000 shares issuable to Les Fong.

Item 12. CERTAIN TRANSACTIONS

None.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                        Signatures
                                        ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

                                           VISCOUNT SYSTEMS INC.
                                           By:   /s/ Stephen Pineau
                                           Stephen Pineau
                                           President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2002.

By:   /s/ Stephen Pineau              President, Secretary and
    ------------------------
    Stephen Pineau                    Chief Executive Officer



By:   /s/ Greg Shen                   Chairman of the Board
    ------------------------
    Greg Shen



By:   /s/ Les Fong                    Chief Financial Officer
    ------------------------
    Les Fong

                  Consolidated Financial Statements
                  (Expressed in Canadian dollars)

                  VISCOUNT SYSTEMS INC.
                  (Formerly OMW4 Corp.)

                  Years ended December 31, 2001 and 2000

AUDITORS' REPORT
To the Stockholders and Board of Directors
Viscount Systems Inc.

We have audited the consolidated balance sheets of Viscount Systems Inc. (formerly OMW4 Corp.), as at December 31, 2001 and 2000 and the consolidated statements of stockholders' equity, operations and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viscount Systems Inc. as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada
February 8, 2002

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Consolidated Balance Sheets
(Expressed in Canadian dollars)

December 31, 2001 and 2000

================================================================================
                                                           2001        2000

Assets

Current assets:
   Cash                                               $   128,720   $    72,900
   Trade accounts receivable, less allowance for
     doubtful accounts of $111,414 (2000 - $48,032)       505,317       828,348
   Due from related party (note 4)                        115,456       194,642
   Income taxes recoverable (note 13(a))                  110,430        61,838
   Inventory (note 5)                                     561,212       534,592
   Prepaid expenses                                         3,731         6,491
   -----------------------------------------------------------------------------
                                                        1,424,866     1,698,811

Leases receivable (note 6)                                 50,328        48,297

Equipment (note 7)                                         68,705        87,934

Deferred costs                                             67,117          -
--------------------------------------------------------------------------------
                                                      $ 1,611,016   $ 1,835,042
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Bank indebtedness (note 8)                         $   343,529   $   358,988
   Accounts payable and accrued liabilities               450,809       468,299
   Note payable (note 9)                                   20,000        25,000
   Deferred income taxes (note 13(b))                        -           18,106
   Term debt (note 10)                                       -           80,001
   Due to stockholders (note 11)                          448,402       513,402
   -----------------------------------------------------------------------------
                                                        1,262,740     1,463,796

Stockholders' equity:
   Capital stock (note 14)                                 20,250           100
   Additional paid-in capital (note 14)                       662          -
   Retained earnings                                      327,364       371,146
   -----------------------------------------------------------------------------
                                                          348,276       371,246
--------------------------------------------------------------------------------

                                                      $ 1,611,016   $ 1,835,042
================================================================================

Commitments (note 17)
Subsequent events (note 20)

Approved on behalf of the Board:

/s/ Greg Shen                               /s/ Stephen Pineau
-------------------------------------      -------------------------------------
Chairman                                   President and Chief Executive Officer

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Consolidated Statement of Stockholders' Equity
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

===============================================================================================================================
                                                                                                                          Total
                                                     Common stock               Additional          Retained      stockholders'
                                              Shares            Amount             capital          earnings             equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                 10,000,000        $       100       $      -          $   459,090       $   459,190

Loss for the year                                -                  -                 -              (87,944)          (87,944)
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                 10,000,000                100              -              371,146           371,246

Stock issued on
   recapitalization (note 3)                3,300,000             19,850            14,420              -               34,270

Stock issued for cash                         200,000                300           109,521              -              109,821

Stock issue costs                                -                  -             (123,941)             -             (123,941)

Fair value of options issued
   to non-employees for services                 -                  -                  662              -                  662

Loss for the year                                -                  -                 -              (43,782)          (43,782)
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                 13,500,000        $    20,250       $       662       $   327,364       $   348,276
===============================================================================================================================

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Consolidated Statements of Operations
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

================================================================================
                                                           2001        2000

Sales                                                 $ 3,238,518   $ 3,579,781
Cost of goods sold (exclusive of
   amortization shown separately below)                 1,507,012     1,764,244

Gross profit                                            1,731,506     1,815,537

Selling, general and administrative expenses            1,412,547     1,503,239
Research and development expenses (note 12)               223,140       268,691
Amortization                                               19,230        20,903
--------------------------------------------------------------------------------
                                                        1,654,917     1,792,833
                                                           76,589        22,704

Other income (expense):
   Other income                                             9,584         6,459
   Interest and bank charges                              (36,095)      (53,111)
   Interest on long-term debt                              (3,428)      (10,792)
   -----------------------------------------------------------------------------
                                                          (29,939)      (57,444)

Earnings (loss) before income taxes                        46,650       (34,740)

Income taxes (note 13):
   Current                                                108,538        39,454
   Deferred                                               (18,106)       13,750
   -----------------------------------------------------------------------------
                                                           90,432        53,204
--------------------------------------------------------------------------------

Loss for the year                                     $   (43,782)  $   (87,944)
================================================================================

Basic and diluted loss per share                      $     (0.00)  $     (0.01)
================================================================================


See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

================================================================================
                                                           2001        2000

Cash provided by (used in):

Operations:
   Loss for the year                                  $   (43,782)  $   (87,944)
   Items not involving cash:
     Amortization                                          19,230        20,903
     Deferred income taxes                                (18,106)       13,750
     Stock-based compensation expense                         662          -
   Changes in non-cash working capital balances
     (note 16)                                            310,243        20,406
   -----------------------------------------------------------------------------
                                                          268,247       (32,885)

Investments:
   Purchase of equipment                                     -          (39,910)

Financing:
   Deferred costs                                         (67,117)         -
   Repayment of term debt                                 (80,001)      (80,000)
   Repayment of bank indebtedness                         (15,459)         -
   Increase in bank indebtedness                             -          193,416
   Decrease in note payable                                (5,000)      (10,000)
   Issue of capital stock                                  20,150          -
   Repayment of stockholders' advances                    (65,000)       (6,498)
   -----------------------------------------------------------------------------
                                                         (212,427)       96,918
--------------------------------------------------------------------------------

Increase in cash                                           55,820        24,123

Cash, beginning of year                                    72,900        48,777
--------------------------------------------------------------------------------

Cash, end of year                                     $   128,720   $    72,900
================================================================================

Supplementary information:
Interest paid                                         $    24,268   $    30,047
Income taxes paid                                          14,345        32,004
================================================================================

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


1.   Operations:

     Viscount Systems Inc. (the "Company"), formerly OMW4 Corp. ("OMW4") was incorporated on May 4, 2001. Effective July 27, 2001, the Company underwent a corporate reorganization which culminated in the acquisition of all the voting shares of Viscount Communication and Control System Inc. ("VCCS"). The acquisition was accounted for as a recapitalization (note 3). Following the acquisition, OMW4 was renamed Viscount Systems Inc. The Company manufactures and distributes electronic premises access and security equipment. The functional currency for the Company is the United States dollar; its self-sustaining subsidiary has a functional currency of the Canadian dollar. The Company has prepared these financial statements in accordance with United States' generally accepted accounting principles.

2.   Significant accounting policies:

     (a)   Principles of consolidation:

           The consolidated financial statements include accounts and results of the Company and its wholly-owned subsidiary, VCCS. All material intercompany transactions and balances have been eliminated.

           The consolidated financial statements for the years ended December 31, 2001 and 2000 reflect the results of operations of VCCS and include the Company's operations carried on as OMW4 only from the effective date of the recapitalization on July 27, 2001.

     (b)   Inventory:

           Raw materials and supplies are stated at the lower of cost and replacement cost. Cost is generally determined on the first-in, first -out basis. Work in process and finished goods are stated at the lower of average cost and net realizable value.

     (c)   Equipment:

           Equipment is stated at cost. Depreciation is provided based on the estimated useful lives of the assets as follows:

           =====================================================================
           Asset                                                Basis       Rate
           ---------------------------------------------------------------------
           Computer equipment                       declining balance       30%
           Office furniture and equipment           declining balance       20%
           Manufacturing equipment                  declining balance       20%
           Leasehold improvements                       straight-line       20%
           =====================================================================

     (d)   Deferred costs:

           Deferred costs include specific incremental expenses directly attributable to the equity offering described in note 20. These costs will be recognized as a reduction in capital stock on completion of the equity offering.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (e)   Revenue recognition:

           Revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the product does not require significant customization, the fee is fixed and determinable, and collectibility is considered probable. Cash received from customers prior to these criteria being met is recorded as deferred revenue.

     (f)   Government assistance and investment tax credits:

           The Company follows the cost reduction method of accounting for government assistance and investment tax credits ("ITC") whereby the estimated net recoverable amount of the benefit of the tax credits is recognized, when reasonable assurance exists as to their collectibility, as a reduction in the cost of the related capital asset or expenditure.

     (g)   Research and development costs:

           Research and development costs are expensed as incurred and are shown net of investment tax credits (note 12).

     (h)   Advertising costs:

           Advertising costs are expensed as incurred. Advertising costs amounted to $122,886 (2000 - $115,726).

     (i)   Deferred income taxes:

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be recovered, a valuation allowance is provided.

     (j)   Earnings per share:

           Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing basic and fully diluted EPS was 10,632,877 and 10,000,000 for the years ended December 31, 2001 and 2000 respectively. For the year ended December 31, 2001, 1,225,000 (2000
           - nil) shares attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive. No adjustments were made to reported net income in the computation of income available to common stockholders.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (k)   Stock-based compensation plan:

           The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees, based upon the fair value of the equity instruments issued, as the services are provided and the options earned.

           SFAS No. 123, Accounting for Stock Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. This information is presented in note 14(b)(iii).

     (l)   Foreign currency translation:

           Monetary items denominated in a foreign currency are translated into Canadian dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenues and expenses are translated at an average exchange rate for the period. Foreign exchange gains and losses are included in loss for the year.

     (m)   Use of estimates:

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles in the United States. A significant area of estimate is the amount of recoverable investment tax credits (notes 12 and 13(a)). Actual results could differ from those estimates.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (n)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
           Of:

           The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (o)   Commitments and contingencies:

           Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

     (p)   Comparative figures:

           Certain comparative figures for 2000 have been reclassified to conform with the presentation adopted in the current year.

3.   Recapitalization:

     On July 27, 2001, OMW4 acquired VCCS through the issue of 10,000,000 of its shares for all the shares of VCCS. As the former shareholders of VCCS obtained control over OMW4 through the exchange of shares and OMW4 was not significantly active at that date, accounting principles applicable to a recapitalization have been applied. Such principles effectively reflect the identification of VCCS as the issuer of shares for consideration equal to the net monetary assets of OMW4. OMW4 did not commence business operations until July 20, 2001. At July 27, 2001, OMW4 had total net assets of $34,270 all of which were current monetary assets.

     Capital stock on the consolidated balance sheets and statements of stockholder's equity have been retroactively restated to reflect the authorized and issued common shares related to VCCS's shareholders after the recapitalization effectively as if the recapitalization resulted in a stock split of VCCS's capital. The net earnings (loss) per share for the periods prior to July 27, 2001 have been calculated using a weighted average number of 10,000,000 shares outstanding, being the number of common shares issued on the recapitalization.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


4.   Due from related party:

     The amounts due from a company with common ownership are unsecured, non-interest bearing, with no fixed terms of repayment.

5.   Inventory:

     ===========================================================================
                                                           2001        2000
     ---------------------------------------------------------------------------
     Raw materials                                    $   402,565   $   368,712
     Work in process                                       40,587        94,181
     Finished goods                                       118,060        71,699
     ---------------------------------------------------------------------------
                                                      $   561,212   $   534,592
     ===========================================================================

6.   Leases receivable:

     Leases receivable include amounts due from customers in monthly instalments on five-year leasing contracts expiring in 2003 through 2006. Contracts bear interest at rates ranging from 11% to 31% per annum and are secured by the equipment under lease.

7.   Equipment:

     ===========================================================================
                                                                            2001
                                                        Accumulated     Net book
                                            Cost       depreciation        value
     ---------------------------------------------------------------------------
     Computer equipment                 $    52,022   $    20,898   $    31,124
     Office furniture and equipment           2,792         1,484         1,308
     Manufacturing equipment                 24,651        17,235         7,416
     Leasehold improvements                  46,814        17,957        28,857
     ---------------------------------------------------------------------------
                                        $   126,279   $    57,574   $    68,705
     ===========================================================================


     ===========================================================================
                                                                            2000
                                                        Accumulated     Net book
                                            Cost       depreciation        value
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
     ===========================================================================

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


8.   Bank indebtedness:

     Bank indebtedness is drawn under a bank credit facility available for an operating loan to a maximum of $500,000 at prime lending rate plus 1%, repayable on demand. The facility is secured by a general security agreement.

9.   Note payable:

     The note payable bears interest at 8% per annum, is unsecured, and is payable on demand.

10.  Term debt:

     ===========================================================================
                                                           2001        2000
     ---------------------------------------------------------------------------
     Bank loan, with interest at prime lending
       rate plus 1.5%, repayable at $6,667
       monthly, plus interest and secured by
       a general security agreement                   $      -      $    80,001
     Current portion                                         -           80,001
     ---------------------------------------------------------------------------
                                                      $      -      $      -
     ===========================================================================

11.  Due to stockholders:

     Amounts due to stockholders are non-interest bearing, unsecured and without repayment terms.

12.  Research and development:

     Research and development expenditures are recorded net of investment tax credits recognized totaling $142,796 (2000 - $65,477).

13.  Income taxes:

     (a)   Income taxes recoverable:

           Income taxes recoverable include federal and provincial income taxes, offset by claims for investment tax credits based on qualifying research and development activity as follows:

           =====================================================================
                                                           2001        2000
           ---------------------------------------------------------------------
           Federal and provincial income taxes        $  (108,538)  $   (47,492)
           Investment tax credits recognized              218,968       109,330
           ---------------------------------------------------------------------

           Income taxes recoverable                   $   110,430   $    61,838
           =====================================================================

           Investment tax credits claimed are ultimately subject to the finalization of the review by Canada Customs and Revenue Agency.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


13.  Income taxes (continued):

     (b) Temporary differences that give rise to the following deferred tax assets and liabilities are as follows:

           =====================================================================
                                                           2001        2000
           ---------------------------------------------------------------------
           Deferred income tax assets:
              Equipment                               $      -      $     1,378
              Warranty provision                            3,720         5,790
              -----------------------------------------------------------------
              Gross deferred tax assets                     3,720         7,168

           Valuation allowance                             (3,338)         -
           --------------------------------------------------------------------
           Net deferred income tax assets                     382         7,168

           Deferred income tax liabilities:
              Equipment                                      (382)         -
              Investment tax credits                         -          (25,274)
            --------------------------------------------------------------------
                                                      $      -      $   (18,106)
           =====================================================================

           A valuation allowance is applied to the deferred tax asset because it is not more likely than not that the benefits of the deferred tax asset will be available to the Company.

     (c) As a result of the recapitalization (note 3) and the acquisition of control of VCCS by the Company on July 27, 2001, VCCS is deemed to have had a taxation year end on July 26, 2001. The figures above reflect the taxes related to both taxation periods in the financial year.

           The difference between the effective rate reflected in the provision for income taxes and the Canadian combined statutory income tax rate of 38.6% applicable to manufacturing companies can be attributed to a reduced rate of taxation on the first $200,000 of operating income earned by Canadian controlled private corporations and the existence of certain expenditures which are not deductible for tax purposes.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


14.   Capital stock:

     (a)   Authorized:

            100,000,000 common stock having a par value of U.S. $0.001 per share
             20,000,000 preferred stock having a par value of U.S. $0.001 per share

           Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. There is no preferred stock issued and outstanding at December 31, 2001 (2000 - nil).

     (b)   Stock-based compensation plan:

           (i) The 2001 Stock Option Plan serves as an equity incentive program for management, qualified employees, members of the Board of Directors and independent advisors or consultants. The Plan became effective on December 21, 2001 and it allows, at any one time, for up to 1,500,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant.

                   The vesting period and the option price are determined by the Compensation Committee. The option price may be set at a discount to the closing price on the date of grant unless it is an Incentive Stock Option.

           (ii) The Company granted 1,255,000 options on December 21, 2001. The options all have a contractual life of 10 years, an exercise price of U.S. $0.65 and vest 25% on each subsequent anniversary of the original grant date. As at December 31, 2001, no options had vested or expired and no options were exercised or forfeited in the year.

                   1,180,000 of these options were awarded to eligible employees. No compensation expense was recognized on the grant of these options as the market value of the Company's stock at the date of grant was equal to the exercise price.

                   75,000 options were granted to non-employees. The Company recognized non-cash compensation expense of $662 related to the issuance of these options. The fair value of each non-employee option was estimated at U.S. $0.37. The compensatory expense related to these options is included in selling, general and administrative expenses.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


14.   Capital stock (continued):

     (b)   Stock-based compensation plan (continued):

           (iii) As explained in note 2(k), the Company adopted only the disclosure provisions of FAS No. 123 for options granted to employees under the Company's stock option plan. FAS No. 123 uses a fair value method of calculating the cost of stock option grants. Had compensation cost for the employee stock option plan been determined by this method, loss and loss per share would have been as follows:

                   =============================================================
                                                                    December 31,
                                                                            2001
                   -------------------------------------------------------------
                   Loss:
                       As reported                                  $   (43,782)
                       Pro forma                                        (46,070)

                   Loss per share:
                       As reported                                        (0.00)
                       Pro forma                                          (0.00)
                   =============================================================

                   The Company has estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                   =============================================================
                   December 31, 2001
                   =============================================================
                                        Employee options   Non-employee options
                   -------------------------------------------------------------

                   Expected dividend yield           -                     -
                   Expected stock price volatility   -                     35%
                   Risk-free interest rate           4.04%               5.44%
                   Expected life of options          3.5 years          10 years
                   -------------------------------------------------------------

                   The weighted average fair value of options granted to employees during the year ended December 31, 2001 was U.S. $0.10.

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

15.  Financial instruments:

     The Company's financial instruments consist of accounts receivable, bank indebtedness, accounts payable, amounts due to/from related parties and long-term debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, business concentration or credit risks arising from these financial instruments. At December 31, 2001, the largest individual amount receivable was 13.6%
     (2000 - 11%) of the total balance. The fair values of these financial instruments approximate their carrying values.

     The fair values of the due from related party and due to stockholders balances have not been determined as the Company does not believe that it is practicable to determine such fair values with sufficient reliability, due to the related party nature of the balances and the absence of a readily available secondary market for such financial instruments.

16.  Changes in non-cash working capital:

     ===========================================================================
                                                           2001        2000
     ---------------------------------------------------------------------------
           Accounts receivable                        $   323,031   $   (32,227)
           Due from related party                          79,186       (46,004)
           Income taxes recoverable                       (48,592)      (36,433)
           Inventory                                      (26,620)      (46,892)
           Prepaid expenses                                 2,760        17,964
           Leases receivable                               (2,032)       36,997
           Accounts payable and accrued liabilities       (17,490)      127,001
     ---------------------------------------------------------------------------
                                                      $   310,243   $    20,406
     ===========================================================================

17.  Commitments:

     The Company is committed to minimum annual payments on its premises and automobile leases as follows:

     ===========================================================================
     Year ending December 31:

     2002                                                           $   134,339
     2003                                                               118,411
     2004                                                                47,933
     ===========================================================================

     Rent expense included in the statements of operations is $77,006 (2000 - $73,996).

VISCOUNT SYSTEMS INC.
(Formerly OMW4 Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


18.  Segmented information:

     (a) Management has determined that the Company operates in one dominant industry segment, which involves the manufacture and distribution of electronic premises access equipment.

           Of the total revenues, $1,611,182 (2000 - $1,700,652) was derived from U.S. based customers and $1,627,335 (2000 - $1,879,129) from
           Canadian based customers.

           Substantially all of the Company's operations, assets and employees are located in Canada.

     (b)   Major customers:

           No customer represented more than 10% total revenues in either of the two years ended December 31, 2001.

     (c)   Products:

           Enterphone sales represented 74% of total revenue in 2001 (2000 - 79%). The balance of the Company's revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

19.  Related party transactions:

     (a) During the year, the Company sold product for $218,632 (2000 - $259,317) to an affiliated company with common ownership, Blue Mountain Technologies ("BMT"). These transactions were recorded at the agreed exchange amount between the related parties. The stockholders of BMT own 18.5% of the Company's common stock.

     (b) On October 1, 2001, the Company forgave debt of $100,140 due from BMT and was released from its obligation to pay a director and stockholder of both companies $100,140 accrued as profit share payable to that director.

20.  Subsequent event:

     On February 14, 2002, pursuant to a Form SB-2 registration statement, the Company sold 1,600,000 shares of common stock for gross proceeds of U.S. $1,040,000.