Form 10QSB
period 2002-03-31
VISCOUNT SYSTEMS INC
filed 2002-05-14
CIK 1158387

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
         For the transition period from _________ to __________________

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

    --------------------------------------------------------------------------
    Former name, former address, and former fiscal year, if changed since last report

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

As of May 8, 2002, the registrant's outstanding common stock consisted of 15,100,000 shares.

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

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote
               of Securities Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements











             Interim Consolidated Financial Statements
             (Expressed in Canadian dollars)

             VISCOUNT SYSTEMS INC.

             Three months ended March 31, 2002 and 2001
             (Unaudited - Prepared by Management)

VISCOUNT SYSTEMS INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

--------------------------------------------------------------------------------
                                                       March 31,   December 31,
                                                            2002           2001
--------------------------------------------------------------------------------
                                                     (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                         $   849,556    $   128,720
   Trade accounts receivable, less allowance
    for doubtful accounts of $114,414
    (December 31, 2001 - $111,414)                       483,142        505,317
   Due from related party (note 2)                       100,420        115,456
   Inventory (note 3)                                    537,563        561,212
   Prepaid expenses                                        1,512          3,731
   Income taxes recoverable                              110,430        110,430
--------------------------------------------------------------------------------
                                                       2,082,623      1,424,866

Leases receivable                                         51,273         50,328

Equipment (note 4)                                       141,279         68,705

Deferred costs                                              -            67,117
--------------------------------------------------------------------------------

                                                     $ 2,275,175    $ 1,611,016
===============================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Bank indebtedness (note 5)                        $    40,438    $   343,529
   Accounts payable and accrued liabilities              334,930        450,809
   Note payable (note 6)                                    -            20,000
   Deferred income taxes                                    -              -
   Due to stockholders (note 7)                          448,402        448,402
--------------------------------------------------------------------------------
                                                         823,770      1,262,740

Stockholders' equity (note 8):
   Capital stock                                          22,650         20,250
   Additional paid-in capital                          1,377,789            662
   Retained earnings                                      50,966        327,364
--------------------------------------------------------------------------------
                                                       1,451,405        348,276
--------------------------------------------------------------------------------

                                                     $ 2,275,175    $ 1,611,016
===============================================================================


See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Operations and Retained Earnings
(Unaudited)
(Expressed in Canadian dollars)

Three months ended March 31, 2002 and 2001

===============================================================================
                                                            2002           2001
--------------------------------------------------------------------------------

Sales                                                $   700,754    $   842,472
Cost of goods sold (exclusive of amortization shown
  separately below)                                      335,628        406,211
--------------------------------------------------------------------------------

Gross profit                                             365,126        436,261

Selling, general and administrative expenses             501,627        319,464
Research and development expenses                        131,604         38,344
Amortization                                               5,769          4,760
--------------------------------------------------------------------------------
                                                         639,000        362,568
--------------------------------------------------------------------------------

Earnings (loss) before other income (expenses) and
  income taxes                                          (273,874)        73,693

Other income (expenses):
   Other income                                            3,011          2,439
   Interest and bank charges                              (5,535)        (9,427)
   Interest on long-term debt                               -            (1,518)
--------------------------------------------------------------------------------
                                                          (2,524)        (8,506)
--------------------------------------------------------------------------------

Earnings (loss) before income taxes                     (276,398)        65,187

Income taxes                                                -             9,822
--------------------------------------------------------------------------------

Net earnings (loss)                                     (276,398)        55,365

Retained earnings, beginning of period                   327,364        371,146
--------------------------------------------------------------------------------

Retained earnings, end of period                     $    50,966    $   426,511
================================================================================

Weighted average number of common shares
  outstanding, basic and diluted                      13,926,667     10,000,000
================================================================================

Net earnings (loss) per share, basic and
  diluted (note 12)                                  $     (0.02)   $      -
================================================================================


See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

Three months ended March 31, 2002

=======================================================================================================================
                                                                            Additional                          Total
                                                 Common stock                  paid-in       Retained   stockholders'
                                         --------------------------
                                             Shares         Amount             capital       earnings          equity
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001               13,500,000      $    20,250     $       662     $   327,364     $   348,276

Stock issued for cash (note 8)            1,600,000            2,400       1,639,656            -          1,642,056
Stock issue costs                              -                -           (281,866)           -           (281,866)
Fair value of options issued to
  non-employees for services                   -                -             19,337            -             19,337
Loss for the period                            -                -               -           (276,398)       (276,398)
-----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002 (unaudited)      15,100,000      $    22,650     $ 1,377,789     $    50,966     $ 1,451,405
=======================================================================================================================

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Three months ended March 31, 2002 and 2001

===============================================================================
                                                            2002           2001
--------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
   Net earnings (loss)                               $  (276,398)   $    55,365
   Items not involving cash:
     Amortization                                          5,769          4,760
     Stock-based compensation expense                     19,337           -
   Changes in non-cash working capital balances
     (note 9)                                            (53,745)        24,458
   -----------------------------------------------------------------------------
                                                        (305,037)        84,583

Investments:
   Purchase of equipment                                 (78,343)          -

Financing:
   Repayment of bank indebtedness                       (303,091)       (60,057)
   Repayment of note payable                             (20,000)          -
   Repayment of term debt                                   -           (19,999)
   Issue of capital stock, net                         1,427,307           -
   -----------------------------------------------------------------------------
                                                       1,104,216        (80,056)
--------------------------------------------------------------------------------

Increase in cash and cash equivalents                    720,836          4,527

Cash and cash equivalents, beginning of period           128,720         72,900
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period             $   849,556    $    77,427
===============================================================================

Supplementary information:
   Interest paid                                     $     4,075    $     7,477
   Income taxes paid                                        -             9,834
   Non-cash financing and investing activities:
     Deferred financing costs applied as current
       period issuance cost                               67,117           -
===============================================================================

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Expressed in Canadian dollars)

Three months ended March 31, 2002 and 2001 (unaudited)
Year ended December 31, 2001

===============================================================================


1.   Basis of presentation:

     These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting policies for interim financial information and with instructions for Form 10-QSB and
     Item 310 of Regulations S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. Readers of these statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction therewith.

     The financial information as at March 31, 2002 and for the three month periods ended March 31, 2001 and 2002 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information, in accordance with generally accepted accounting principles in the United States.

     Certain comparative figures have been reclassified to conform to presentation adopted in the current period.

2.   Due from related party:

     Due from related party represents amounts that are due from a company that is under common ownership, and are non-interest bearing, unsecured and have no fixed terms of repayment.

3.   Inventory:

     ===========================================================================
                                                       March 31,   December 31,
                                                            2002           2001
     ---------------------------------------------------------------------------
                                                     (unaudited)

     Raw materials                                   $   397,524    $   402,565
     Work in process                                      70,070         40,587
     Finished goods                                       69,969        118,060
     ---------------------------------------------------------------------------
                                                     $   537,563    $   561,212
     ===========================================================================
     ---------------------------------------------------------------------------

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Expressed in Canadian dollars)

Three months ended March 31, 2002 and 2001 (unaudited)
Year ended December 31, 2001

===============================================================================


4.   Equipment:

     ===========================================================================
                                                      Accumulated      Net book
     March 31, 2002 (unaudited)               Cost   amortization         value
     ---------------------------------------------------------------------------

     Computer equipment                $    64,191    $    23,153   $    41,038
     Office furniture and equipment         68,968          2,633        66,335
     Manufacturing equipment                24,651         18,045         6,606
     Leasehold improvements                 46,814         19,514        27,300
     ---------------------------------------------------------------------------

                                       $   204,624    $    63,345   $   141,279
     ===========================================================================

     ===========================================================================

                                                      Accumulated      Net book
     December 31, 2001                        Cost   amortization         value
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
     ===========================================================================

5.   Bank indebtedness:

     Bank indebtedness represent amounts drawn under a bank credit facility available to a maximum of $500,000 and bears interest at the bank's prime lending rate plus 1% and is repayable on demand. The facility is secured by a general security agreement.

6.   Note payable:

     The note payable bears interest at 8% per annum, is unsecured, and is repayable on demand. The note payable and related interest accrued were fully repaid during the three months ended March 31, 2002.

7.   Due to stockholders:

     Amounts due to stockholders are non-interest bearing, unsecured and without repayment terms.

8.   Capital stock:

     (a)  Authorized:
          100,000,000  common stock having a par value of U.S. $0.001 per share
           20,000,000  preferred stock having a par value of U.S. $0.001 per share

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Expressed in Canadian dollars)

Three months ended March 31, 2002 and 2001 (unaudited)
Year ended December 31, 2001

===============================================================================


          Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. No preferred stock was issued and outstanding at March 31, 2002 (December 31, 2001 - nil).

     (b)  Issued and outstanding:

          During the three months ended March 31, 2002, pursuant to a Form SB-2 registration statement, the Company sold 1,600,000 shares of common stock for gross proceeds of U.S. $1,040,000 (Cdn. $1,642,056). Total professional fees and commissions related to this offering were $281,866 resulting in net proceeds to the Company of $1,360,190.

9.   Changes in non-cash working capital:

     ===========================================================================
                                                            2002           2001
     ---------------------------------------------------------------------------
     Trade accounts receivable                       $    22,175    $   159,620
     Due from related party                               15,036        (14,086)
     Inventory                                            23,649        (17,440)
     Prepaid expenses                                      2,219           (224)
     Income taxes recoverable                               -               (12)
     Accounts payable and accrued liabilities           (115,879)      (105,404)
     Leases receivable                                      (945)         2,004
     ---------------------------------------------------------------------------

                                                     $   (53,745)   $    24,458
     ===========================================================================

10.  Segmented information:

     Management has determined that the Company operates in one dominant industry segment, which involves the manufacture and distribution of electronic premises access equipment. Substantially all of the Company's operations, assets and employees are located in Canada.

11.  Related party transactions:

     During the three month period ended March 31, 2002, the Company sold product for $62,867 (2001 - $47,668) to an affiliated company with common ownership. Included in trade accounts, receivable at March 31, 2002 are amounts owing from this customer totaling $100,420 (2001 - $250,809).

     These transactions were recorded at the agreed exchange amount between the related parties.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Expressed in Canadian dollars)

Three months ended March 31, 2002 and 2001 (unaudited)
Year ended December 31, 2001

===============================================================================


12.  Recapitalization:

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

     Capital stock on the balance sheet has been retroactively restated to reflect the authorized and issued common shares related to the VCCS shareholders after the recapitalization effectively as if the recapitalization resulted in a stock split of VCCS capital. The net earnings per share for the periods prior to July 27, 2001 have been calculated using a weighted average number of 10,000,000 shares outstanding; being the number of common shares issued on the recapitalization consistent with the balance sheet presentation.

Item 2 - Management Discussion and Analysis or Plan of Operation

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10 QSB for the quarter ended March 31, 2002.

RESULTS OF OPERATION

Revenues for the three months ended March 31, 2002 were $700,754, a decrease of 16.8% as compared to revenues of $842,472 for the three months ended March 31, 2001. There are two reasons for this decrease. Firstly, Viscount received a large one-time order at the end of 2000 that created backorders that were carried into the first two months of 2001. These backorders skewed the revenues for the three months ended March 31, 2001 above historical levels. Secondly, revenues decreased because of Viscount's ongoing program of eliminating certain low margin OEM products. While this has resulted in a revenue decrease of 78.2% for the Enterchek product line, it has also resulted in higher overall company gross margins. The Company has taken steps and executed strategies to remedy the decreased revenues. Viscount has recently introduced its new Entercheck II and the Emerphone products. More significantly, our new MESH product is scheduled for full commercial release in the third quarter.

The cost of goods sold as a percentage of sales was 47.9% for the three months ended March 31, 2002. This is consistent with the cost of goods sold as a percentage of sales of 48.2% for the three months ended March 31, 2001. We are continuously focussing on controlling costs, and using multiple suppliers to ensure input costs are managed. Our careful selection of metal suppliers for the common/control line expansion unit, and larger volume purchases of PC boards are helping us decrease our input costs.

Gross profit for the three months ended March 31, 2002 was $365,126, a decrease of 16.3%, as compared to the gross profit of $436,261 for the three months ended March 31, 2001. This decrease corresponds with the reduced revenues in the current quarter.

Selling, general and administrative expenses were $501,627 for the three months ended March 31, 2002 as compared to $319,464 for the three months ended March 31, 2001, an increase of 57.0%. This increase was due to the increase in marketing costs incurred as a result of advertising campaigns, and a tradeshow for our new MESH product. As well, certain administrative costs increased as a result of preparing and managing the additional equity financing during the three months ended March 31, 2002. As a percentage of revenues, selling, general and administrative costs were 71.6% for the three months ended March 31, 2002, as compared to 37.9% for the three months ended March 31, 2001. This increase corresponds with the increase in marketing costs, and the decrease in revenues for the three months ended March 31, 2002.

Research and development costs were $131,604 for the three months ended March 31, 2002, as compared to $38,344 for the three months ended March 31, 2001.
This $93,260 increase was due to our effort to accelerate the development of our new MESH product.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2002 totalled $849,556, as compared with the cash equivalents of $128,720 at December 31, 2001. Our cash position improved due to the Company raising US $1,040,000 in additional equity financing during the three months ended March 31, 2002. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at prime lending rate plus 1%. The facility is secured by a general security agreement.

On March 31, 2002 we had a working capital of $1,258,853 and a current ratio of
2.53 to 1.0. Due to the additional equity financing, our working capital position has improved as compared to the working capital position on December 31, 2001 of $162,126, and a current ratio of 1.13 to 1.0.

We have funded business operations using cash provided by operating activities, funds advanced under the bank credit facility, and the additional equity financing raised during the three months ended March 31, 2002.

For the three months ended March 31, 2002, investing activities consisted primarily of purchases of property and equipment, principally, computer equipment and a tradeshow booth. These purchases totaled $78,343. For the year ended December 31, 2001, there were no capital expenditures.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We believe cash from operating activities, and the additional equity financing will be sufficient to meet our working capital requirements for at least the next 12 months. We require additional funds to support the development and marketing of our new MESH product. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

We do not have any material commitments for expenditures as of March 31, 2002.

There are no known trends or uncertainties that will have a material impact on revenues.

Critical Accounting Policies:

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgements, particularly those related to the determination of estimated recoverable amount of investment tax credits and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgement and estimates used in the preparation of the consolidated financial statements.

The Company follows the cost reduction method of accounting for investment tax credits and recognizes the estimated net recoverable amount when reasonable assurance exists as to their collectability. Investment tax credits claimed are ultimately subject to finalization of a review by Canada Customs and Revenue Agency. No assurances can be provided that the Company credit claims will be accepted as filed.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that it is not more likely than not that a deferred tax asset will be recovered, a valuation allowance is provided. In making this determination, the Company considers estimated future taxable income and taxable timing differences expected to reverse in the future. Actual results may differ from those estimates.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 -Change in Securities

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)   No Exhibits accompany this report

(b) No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 8, 2002                        VISCOUNT SYSTEMS, INC.
     -----------------
                                                 (Registrant)


                                           By:   /s/ Stephen Pineau
                                              ----------------------------
                                              Stephen Pineau, President