Form 10QSB
period 2002-06-30
VISCOUNT SYSTEMS INC
filed 2002-08-12
CIK 1158387

United States Securities and Exchange Commission
                              Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                     For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
     For the transition period from __________________ to __________________

                        Commission File Number: 000-49746
                                               -------------

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

   __________________________________________________________________________
   Former name, former address, and former fiscal year, if changed since last report

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

As of August 12, 2002, the registrant's outstanding common stock consisted of 15,100,000 shares.

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

EXHIBITS

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements









          Interim Consolidated Financial Statements
          (Expressed in Canadian dollars)

          VISCOUNT SYSTEMS INC.

          Three and six months ended June 30, 2002 and 2001
          Year ended December 31, 2001
          (Unaudited - Prepared by Management)

VISCOUNT SYSTEMS INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

================================================================================
                                                        June 30,   December 31
                                                          2002         2001
-------------------------------------------------------------------------------
                                                     (Unaudited)

Assets

Current assets:
   Cash and cash equivalents                        $    665,254   $    128,720
   Trade accounts receivable, less
    allowance for doubtful accounts of
    $150,834 (December 31, 2001 - $111,414)              499,509        505,317
   Other receivable (note 2)                              68,513        115,456
   Inventory (note 3)                                    635,689        561,212
   Prepaid expenses                                        1,512          3,731
   Income taxes recoverable                              110,430        110,430
   ----------------------------------------------------------------------------
                                                       1,980,907      1,424,866

Leases receivable                                         29,366         50,328

Equipment (note 4)                                       149,518         68,705

Deferred costs                                              -            67,117

Goodwill (note 12)                                        40,920           -
-------------------------------------------------------------------------------
                                                    $  2,200,711   $  1,611,016
===============================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Bank indebtedness (note 5)                       $    250,924   $    343,529
   Accounts payable and accrued liabilities              415,144        450,809
   Note payable                                             -            20,000
   Due to stockholders (note 6)                          448,402        448,402
   ----------------------------------------------------------------------------
                                                       1,114,470      1,262,740

Stockholders' equity (note 7):
   Capital stock                                          22,650         20,250
   Additional paid-in capital                          1,392,750            662
   Retained earnings (deficit)                          (329,159)       327,364
   ----------------------------------------------------------------------------
                                                       1,086,241        348,276
-------------------------------------------------------------------------------
                                                    $  2,200,711   $  1,611,016
===============================================================================

Going concern (note 1)


See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Operations and Retained Earnings (Unaudited - Prepared by Management)
(Expressed in Canadian dollars)

======================================================================================================================
                                                              Three months ended               Six months ended
                                                                    June 30,                       June 30,
                                                         -----------------------------   -----------------------------
                                                             2002            2001            2002            2001
Sales                                                    $     860,277   $     857,533   $   1,561,031   $   1,682,843
Cost of goods sold (exclusive of
   amortization shown separately below)                        402,280         378,374         737,909         725,375
----------------------------------------------------------------------------------------------------------------------
Gross profit                                                   457,997         479,159         823,122         957,468

Selling, general and administrative expenses                   738,025         596,873       1,239,990         769,329
Research and development expenses                               90,576          35,899         222,180          74,244
Amortization                                                     6,989           5,124          12,759           9,884
----------------------------------------------------------------------------------------------------------------------
                                                               835,590         637,896       1,474,929         853,457
----------------------------------------------------------------------------------------------------------------------

Earnings (loss) before other income
   (expense) and income taxes                                 (377,593)       (158,737)       (651,807)        104,011

Other income (expense):
   Other income                                                  2,790           2,292           5,801          21,892
   Interest and bank charges                                    (5,322)         (8,825)        (10,517)        (18,253)
   Interest on long-term debt                                     -             (1,103)           -             (2,621)
   -------------------------------------------------------------------------------------------------------------------
                                                                (2,532)         (7,636)         (4,716)          1,018
----------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                           (380,125)       (166,373)       (656,523)        105,029

Income taxes - current                                            -             14,995            -             24,817
----------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                           (380,125)       (181,368)       (656,523)         80,212

Retained earnings, beginning of period                          50,966         632,726         327,364         371,146
----------------------------------------------------------------------------------------------------------------------

Retained earnings (deficit), end of period               $    (329,159)  $     451,358   $    (329,159)  $     451,358
======================================================================================================================
Net earnings (loss) per share, basic
   and diluted (note 11)                                 $       (0.03)  $       (0.02)  $       (0.05)  $        0.01

Weighted average number of common
   shares outstanding, basic and diluted                    15,100,000      10,000,000      14,702,210      10,000,000
======================================================================================================================


See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Stockholders' Equity
(Unaudited - Prepared by Management)
(Expressed in Canadian dollars)

Six months ended June 30, 2002

=================================================================================================================================
                                                                                       Additional        Retained           Total
                                                                Common stock              paid-in        earnings   stockholders'
                                                         -------------------------
                                                           Shares        Amount            capital     (deficit)           equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                               13,500,000     $    20,250    $       662    $   327,364    $   348,276

Stock issued for cash (note 7(b))                         1,600,000           2,400      1,639,656           -         1,642,056

Stock issuance costs (note 7(b))                               -               -          (281,866)          -          (281,866)

Fair value of options issued to
   non-employees for services                                  -               -            34,298           -            34,298

Loss for the period                                            -               -              -          (656,523)      (656,523)

Balance, June 30, 2002                                   15,100,000    $     22,650    $ 1,392,750    $  (329,159)   $ 1,086,241
=================================================================================================================================

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in Canadian dollars)

Six months ended June 30, 2002 and 2001

================================================================================
                                                          2002         2001
-------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
   Net earnings (loss)                              $   (656,523)  $     80,212
   Items not involving cash:
       Amortization                                       12,759          9,884
       Stock-based compensation expense                   34,298           -
   Changes in non-cash working capital
      balances (note 8)                                  (43,230)       (49,564)
   ----------------------------------------------------------------------------
                                                        (652,696)        40,532

Investments:
   Purchase of equipment                                 (89,862)          -
   Purchase of net assets (note 12)                      (35,610)          -
   ----------------------------------------------------------------------------
                                                        (125,472)          -

Financing:
   Repayment of long-term debt                              -           (40,000)
   Repayment of bank indebtedness                        (92,605)       (35,738)
   Repayment of note payable                             (20,000)        (5,000)
   Issue of capital stock, net                         1,427,307           -
   ----------------------------------------------------------------------------
                                                       1,314,702        (80,738)

Increase (decrease) in cash                              536,534        (40,206)

Cash, beginning of period                                128,720         72,900
-------------------------------------------------------------------------------
Cash, end of period                                 $    665,254   $     32,694
===============================================================================

Supplementary information:
   Interest paid                                    $      5,658   $     13,642
   Income taxes paid                                        -            14,334
Non-cash financing and investing activities:
   Deferred financing costs, applied as current
     period issuance cost                                 67,117           -
===============================================================================



See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in Canadian dollars)

Three and six months ended June 30, 2002 and 2001
================================================================================

1.   Basis of presentation and going concern:

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

     The financial information as at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 are unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in accordance with generally accepted accounting principles in the United States.

     Certain comparative figures have been reclassified to conform to presentation adopted in the current period.

     These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

     The Company has a deficit of $329,159 at June 30, 2002 and has experienced negative cash flows from operations during the six months ended June 30, 2002. The Company plans to obtain additional funds through future debt or equity financings over the next twelve months to offset future cash flow deficiencies. Such financings may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financings, the Company will be required to reduce its operations.

2.   Other receivable:

     Other receivables represents amounts that are due from a company that, prior to June 1, 2002, had common shareholders, are non-interest bearing, unsecured and have no fixed terms of repayment.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in Canadian dollars)

Three and six months ended June 30, 2002 and 2001
================================================================================

3.   Inventory:

     ===========================================================================
                                                        June 30,   December 31,
                                                          2002         2001
     ---------------------------------------------------------------------------
     Raw materials                                  $    491,657   $    402,565
     Work in process                                      72,165         40,587
     Finished goods                                       71,867        118,060
     ---------------------------------------------------------------------------
                                                    $    635,689   $    561,212
     ===========================================================================

4.   Equipment:

     ===========================================================================
                                                       Accumulated     Net book
     June 30, 2002                       Cost         amortization        value
     ---------------------------------------------------------------------------
     Computer equipment              $     75,965   $     26,175   $     49,790
     Office furniture and equipment        68,713          4,282         64,431
     Manufacturing equipment               28,361         18,877          9,484
     Leasehold improvements                46,814         21,001         25,813
     ---------------------------------------------------------------------------
                                     $    219,853   $     70,335   $    149,518
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
     ===========================================================================

5.   Bank indebtedness:

     Bank indebtedness represent cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. Amounts outstanding under the bank credit facility bears interest at the bank's prime lending rate plus 1%, is repayable on demand and is secured by a general security agreement. Drawings under the bank credit facility totaled $235,000 at June 30, 2002.

6.   Due to stockholders:

     Amounts due to stockholders are non-interest bearing, unsecured and without repayment terms.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in Canadian dollars)

Three and six months ended June 30, 2002 and 2001
================================================================================

7.   Capital stock:

     (a)  Authorized:
          100,000,000 common stock having a par value of U.S. $0.001 per share 20,000,000 preferred stock having a par value of U.S. $0.001 per share

          Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. No preferred stock was issued and outstanding to June 30, 2002.

     (b) During the three months ended March 31, 2002, pursuant to a Form SB-2 Registration Statement filed with the Securities and Exchange Commission in the United States, the Company issued 1,600,000 shares of common stock for gross proceeds of U.S. $1,040,000 ($1,642,056). Total professional fees and commissions related to this offering were $281,866 resulting in net proceeds to the Company of $1,360,190.

8.   Changes in non-cash working capital:

     ===========================================================================
                                                            Six months ended
                                                                 June 30,
                                                        ------------------------
                                                             2002        2001
     ---------------------------------------------------------------------------
     Trade accounts receivable                       $     5,808   $    (12,635)
     Other receivable                                     46,943           -
     Inventory                                           (67,850)        (9,946)
     Prepaid expenses                                      2,219          1,487
     Income taxes recoverable                               -           177,838
     Leases receivable                                    20,962           -
     Accounts payable and accrued liabilities            (51,312)      (206,308)
     ---------------------------------------------------------------------------
                                                     $   (43,230)  $    (49,564)
     ===========================================================================

9.   Segmented information:

     Management has determined that the Company operates in one industry segment, which involves the manufacture and distribution of electronic premises access equipment. Substantially all of the Company's operations, assets and employees are located in Canada.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in Canadian dollars)

Three and six months ended June 30, 2002 and 2001
================================================================================


10.  Related party transactions:

     During the three month period ended June 30, 2002, the company sold products for $49,176 (June 30, 2001 - $51,393) and during the six month period ended June 30, 2002, the company sold products for $112,043 (June 30, 2001 - $110,698) to an affiliated company with common ownership.

     These transactions were recorded at the agreed exchange amount between the related parties.

11.  Recapitalization:

     On July 27, 2001, Viscount Communication & Control Systems Inc. ("VCCS") became a wholly-owned subsidiary of OMW 4 Corp. ("OMW 4"). As the former stockholders of VCCS obtained control over OMW 4 through the exchange of their shares for shares of OMW 4, accounting principles applicable to a recapitalization applied. Such principles effectively reflect the identification of VCCS as the issuer of shares for consideration equal to the monetary assets of OMW 4. OMW 4 was incorporated on May 4, 2001 and had not commenced active business operations until July 20, 2001. At June 30, 2001, OMW4 had total net assets of $34,270, all of which were current monetary assets. On July 27, 2001, the legal entity OMW4 was renamed Viscount Systems Inc. ("VSI"). Capital stock has been retroactively restated to reflect the authorized and issued common shares related to the VCCS' shareholders after the recapitalization effectively as if the recapitalization resulted in a stock split of VCCS' capital. The net earnings per share for the periods prior to July 27, 2001 have been calculated using a weighted average number of 10,000,000 shares outstanding; being the number of common shares issued on the recapitalization consistent with the balance sheet presentation.

12.  Acquisition:

     During June 2002, the Company acquired certain net assets of Sigma Data Systems, an unrelated company, in exchange for $35,610 cash. The business combination has been accounted for by the purchase method. The consideration has been allocated to the fair value of the net assets acquired as follows:

     ==========================================================================
     Inventory                                                      $     6,627
     Equipment                                                            3,710
     Goodwill                                                            40,920
     Liabilities assumed                                                (15,647)
     --------------------------------------------------------------------------
                                                                    $    35,610
     ==========================================================================

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited - Prepared by Management)
(Expressed in Canadian dollars)

Three and six months ended June 30, 2002 and 2001
================================================================================

12.  Acquisition (continued):

     The following table reflects, on an unaudited pro-forma basis, the combined results of the company and Sigma Data Systems operations acquired during the six month period ended June 30, 2002 as if such acquisition had taken place at the beginning of the respective periods presented below. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. This pro-forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire periods presented, and is not intended to be a projection of future results of trends.

     ===========================================================================
                                                            Six months ended
                                                                 June 30,
                                                        ------------------------
                                                             2002        2001
     ---------------------------------------------------------------------------
     Revenue                                        $  1,689,165   $  1,803,896
     Loss for the period                                (577,177)       117,584
     Basic and fully diluted loss per share                (0.04)          0.01
     ===========================================================================

     The Company applies the provisions of Statement of Financial Accounting Standards (SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is subject to an annual impairment test at the reporting unit level. If the carrying value of goodwill of a reporting unit exceeds the fair value of the reporting unit's goodwill, the carrying value of goodwill must be written down to fair value.

Item 2 - Management Discussion and Analysis or Plan of Operation

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-QSB for the quarter ended June 30, 2002. All dollar amounts are in Canadian dollars unless otherwise noted.

RESULTS OF OPERATION

Sales revenues for the three months ended June 30, 2002 were $860,277, an increase of 0.3% as compared to sales revenues of $857,533 for the three months ended June 30, 2001. Revenues for this current quarter increased 22.8%, as compared to revenues of $700,754 for the quarter ended March 31, 2002. This quarterly increase reflected a return to historical sales revenue levels after a slow first quarter. Sales revenues also reflected revenues from the introduction of several new products including Entercheck II and Emerphone, as well as demand resulting from new construction in British Columbia and in Eastern Canada. During the quarter ended June 30, 2002, Viscount acquired the assets of Sigma Data Systems of British Columbia. Sigma Data Systems has been designing and manufacturing electronic assemblies for telecommunications and hydroelectric applications since 1993. Sigma Data Systems' largest customer was BC Hydro, the government owned hydro-electric utility for the Province of British Columbia. We have assumed their contract with BC Hydro, which runs until 2004. Based on current revenue levels, revenues from Sigma Data Systems should increase overall revenues by approximately 10% over revenues from sales of our existing core products over the next two and a half years.

The lower sales revenues experienced during the first quarter of 2002 have affected total sales for the six months ended June 30, 2002. Specifically, revenues for the three months ended March 31, 2002 were $700,754, a decrease of 16.8% as compared to sales of $842,472 for the three months ended March 31, 2001. This decrease resulted in sales revenues decreasing by $121,812 or 7.2% to $1,561,031 for the six months ended June 30, 2002 in comparison to the same period in the prior year. Several factors contributed to lower sales revenues in the first quarter of 2002. First, Viscount received a large one-time order at the end of 2000 that created backorders that were carried into the first two months of 2001. These backorders skewed sales revenues for the three months ended March 31, 2001 above historical levels. Second, Viscount continued its ongoing program of eliminating certain low margin OEM products. Steps taken to remedy the lower first quarter sales have been successful with the introduction of Entercheck II and Emerphone, and the acquisition of Sigma Data Systems.

The cost of goods sold as a percentage of sales was 46.8% and 47.3% for the three and six months ended June 30, 2002, respectively, as compared with the cost of goods sold as a percentage of sales of 44.1% and 43.1% for the three and six months ended June 30, 2001, respectively. Costs of goods sold have increased due to the higher cost of certain limited supply raw materials used in our enterphone products, and the costs of ramping up production for our new Emerphone product. Our policy of managing cost of sales remains the same. We are continuously focussing on controlling costs, and using multiple suppliers to ensure input costs are managed. In particular, during this last quarter, we were able to further improve the quality and reduce the cost of circuit boards, by selecting a new supplier.

Gross profit for the three months ended June 30, 2002 was $457,997, a decrease of 4.4%, as compared to a gross profit of $479,159 for the three months ended June 30, 2001. Gross profit for the six months ended June 30, 2002 was $823,122, a decrease of 14.0%, as compared to the gross profit of $957,468 for the six months ended June 30, 2001. This decrease corresponds with the reduced revenues for the six months ended June 30,2002 and increased costs of goods sold from new product start-up costs, and higher cost of purchases for certain raw materials in both the three and six month periods ended June 30, 2002.

Selling, general and administrative expenses increased by $141,152 or 23.6% during the quarter ended June 30, 2002 in comparison to the prior year comparative period. Selling, general and administrative expenses were $1,239,990 for the six months ended June 30, 2002 as compared to $769,329 for the six months ended June 30, 2001, an increase of 61.2%. This increase was due to the increase in marketing costs incurred as a result of advertising campaigns, promotions, and tradeshows for our new MESH product. As a percentage of revenues, selling, general and administrative costs were 79.4% for the six months ended June 30, 2002, as compared to 45.7% for the six months ended June 30, 2001. This increase corresponds with the increase in marketing costs, and the decrease in revenues for the six months ended June 30, 2002.

Research and development costs were $90,576 and $222,180 for the three and six months ended June 30, 2002, as compared to $35,899 and $74,244 for the three and six months ended June 30, 2001, respectively. This increase in research and development expenses was due to our effort to accelerate the development of our new MESH product.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2002 totaled $665,254, as compared with the cash and cash equivalents of $128,720 at December 31, 2001. Our cash position improved due to the company raising US $1,040,000 in additional equity financing during the first quarter of 2002. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at prime lending rate plus 1%. At June 30, 2002, $235,000 was drawn on this facility. The facility is secured by a general security agreement.

As at June 30, 2002 we had a working capital of $866,437 and a current ratio of
1.78 to 1.0. Due to the additional equity financing, our working capital position has improved as compared to the working capital position at December 31, 2001 of $162,126, and a current ratio of 1.13 to 1.0.

We have funded business operations using cash provided by operating activities, funds advanced under the bank credit facility, and the additional equity financing raised during the first quarter of 2002.

For the six months ended June 30, 2002, investing activities consisted primarily of the purchase of the assets of Sigma Data Systems, and purchases of computer equipment and a tradeshow booth. These purchases totaled $125,472. For the year ended December 31, 2001, there were no capital expenditures.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the development and marketing of our new MESH product. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

We do not have any material commitments for expenditures as of June 30, 2002.

There are no known trends or uncertainties that will have a material impact on revenues.

Critical Accounting Policies:

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of estimated recoverable amount of investment tax credits, trade accounts receivable, and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

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

The company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the company's trade accounts receivable balances. If the company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

Viscount's Annual Meeting of Shareholders was held on May 31, 2002. At the meeting, Greg Shen was elected and subsequently appointed as a Class I Director to serve until the 2003 Annual Meeting of Stockholders, and Stephen Pineau as a Class II Director to serve until the 2004 Annual Meeting of Stockholders, or until their respective successors are duly elected and qualified. At the meeting, shareholders also approved Viscount's 2001 Stock Option Plan, and the appointment of KPMG, LLP as the auditors of the company.

The results of the voting are summarized in the following table:

--------------------------------------------------------------------------------
   Matter                   For                   Against            Withheld
--------------------------------------------------------------------------------
Election of Stephen       7,421,861                   --                 100
Pineau as Director
--------------------------------------------------------------------------------
Election of Greg          7,421,861                   --                 100
Shen as Director
--------------------------------------------------------------------------------
Approval of 2001          7,084,474                24,850              2,520
Stock Option Plan
--------------------------------------------------------------------------------
Ratify the appointment    7,397,911                 1,000             23,000
of KPMG as auditors
--------------------------------------------------------------------------------

A total of 2,707,500 shares held through brokers or banks were not voted at the meeting.


Item 5 - Other Information

None.


Item 6 - Exhibits and Reports on Form 8-K

(a)   No Exhibits accompany this report

(b) No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 12, 2002                     VISCOUNT SYSTEMS, INC.
                                          (Registrant)


                                          By:   /s/ Stephen Pineau
                                              -------------------------
                                              Stephen Pineau, President