Form 10QSB/A
period 2002-06-30
VISCOUNT SYSTEMS INC
filed 2002-08-13
CIK 1158387

United States Securities and Exchange Commission
                        Washington, D.C. 20549

                               Form 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
     For the transition period from _________ to __________________

            Commission File Number: 000-49746
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

    _________________________________________________________________
  Former name, former address, and former fiscal year, if changed since last report

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


Date: August 12, 2002                     VISCOUNT SYSTEMS, INC.
                                          (Registrant)


                                          By:   /s/ Stephen Pineau
                                              -------------------------
                                              Stephen Pineau, President

                                   EXHIBIT 99

                         CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Viscount Systems, Inc., a Nevada corporation (the "Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 12, 2002        By:   /s/    Stephen Pineau
                               ----------------------------
                               Stephen Pineau, President


Dated:  August 12, 2002        By:   /s/    Les Fong
                               --------------------------
                               Les Fong, Chief Financial Officer