Form 10QSB
period 2002-09-30
VISCOUNT SYSTEMS INC
filed 2002-11-15
CIK 1158387

United States Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
(Address of principal executive offices)

     (604) 327-9446
Issuer’s telephone number

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
YES [X ]     NO [ ]    N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 30, 2002, the registrant’s outstanding common stock consisted of 15,181,250 shares.

Transitional Small Business Disclosure Format (Check one): YES [ ]       NO [X]

VISCOUNT SYSTEMS, INC.

INDEX TO FORM 10QSB

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Securities Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Third Quarter Interim Consolidated Financial Statements
(Expressed in Canadian dollars)

VISCOUNT SYSTEMS INC.

Three and nine months ended September 30, 2002 and 2001
(Unaudited - prepared by Management)

VISCOUNT SYSTEMS INC.

Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2002	2001

	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$73,404	$128,720
Short-term investments	213,120	-
Trade accounts receivable, less allowance for doubtful
accounts of $176,103 at September 30, 2002 and
$111,414 at December 31, 2001	663,026	620,773
Inventory (note 3)	650,680	561,212
Prepaid expenses	1,512	3,731
Income taxes recoverable	90,341	110,430

	1,692,083	1,424,866

Leases receivable	27,440	50,328

Equipment (note 4)	151,918	68,705

Goodwill	40,920	-

Deferred costs	-	67,117

	$1,912,361	$1,611,016

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness (note 5)	$30,928	$343,529
Accounts payable and accrued liabilities	478,603	450,809
Note payable	-	20,000
Due to stockholders (note 6)	448,402	448,402

	957,933	1,262,740

Stockholders' equity:
Capital stock (note 7)	22,772	20,250
Additional paid-in capital	1,480,689	662
Retained earnings (deficit)	(549,033)	327,364

	954,428	348,276

	$1,912,361	$1,611,016

Basis of presentation (note 1)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.

Consolidated Statements of Operations and Retained Earnings
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)

Sales	$905,642	$776,290	$2,466,673	$2,476,294
Cost of goods sold (exclusive of
amortization shown separately below)	406,903	347,891	1,144,829	1,110,526

Gross profit	498,739	428,399	1,321,844	1,365,768

Selling, general and administrative
expenses	633,448	365,852	1,873,073	1,097,921
Research and development expenses
(net of investment tax credits)	189,088	26,426	411,267	100,670
Amortization	7,283	4,817	20,041	14,701

	829,819	397,095	2,304,381	1,213,292

Other income (expense):
Other income	18,850	2,001	24,652	6,732
Interest and bank charges	2,020	(8,960)	(8,846)	(27,213)
Interest on long-term debt	-	(603)	-	(3,224)

	20,870	(7,562)	15,806	(23,705)

Earnings (loss) before income taxes	(310,210)	23,742	(966,731)	128,771

Income taxes (recovery)	(90,334)	13,521	(90,334)	38,338

Net earnings (loss)	(219,876)	10,221	(876,397)	90,433

Retained earnings (deficit), beginning
of period	(329,157)	451,358	327,364	371,146

Retained earnings (deficit),
end of period	$(549,033)	$461,579	$(549,033)	$461,579

Net earnings (loss) per share,
basic and diluted	$(0.01)	$0.00	$(0.06)	$0.01

Weighted average common shares
outstanding, basic and diluted	15,130,910	10,000,000	14,776,351	10,000,000

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.

Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

	Nine months ended
	September 30,

	2002	2001

	(unaudited)

Cash and cash equivalents provided by (used in):

Operations:
Net earnings (loss)	$(876,397)	$90,433
Amortization, an item not involving cash	20,041	14,701
Changes in non-cash working capital balances (note 8)	(67,751)	(51,301)

	(924,107)	53,833

Investments:
Purchase of equipment	(99,544)	-
Purchase of net assets on acquisition (note 12)	(35,610)	-
Increase in short-term investments	(213,120)	-

	(348,274)	-

Financing:
Increase (decrease) in bank indebtedness	(312,601)	31,947
Repayment of long-term debt	-	(60,000)
Repayment of note payable	(20,000)	(5,000)
Issue of capital stock, net	1,549,666	34,188

	1,217,065	1,135

Increase (decrease) in cash and cash equivalents	(55,316)	54,968

Cash and cash equivalents, beginning of period	128,720	72,900

Cash and cash equivalents, end of period	$73,404	$127,868

Supplementary information:
Interest paid	$8,122	$19,659
Income taxes paid (recovered)	(42,503)	14,344

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Three and nine months ended September 30, 2002 and 2001

  Basis of presentation:

  These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting policies for interim inancial f information and with instructions for Form 10-QSB and Item 310 of Regulations S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. Readers of these statements should read the annual audited consolidated financial statements of the Company filed on Form 10-KSB in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2002 or for any other interim period.

  The financial information as at September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in accordance with generally accepted accounting principles in the United States.

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

  The Company has a deficit of $549,033 at September 30, 2002 and has experienced negative cash flows from operations during the nine months ended September 30, 2002. The Company plans to obtain additional funds through future debt or equity financings over the next twelve months to offset future operating cash flow deficiencies. In addition, management is reviewing the Company’s operating cost expenditure needs. Such financings may not be available when required or on reasonable terms. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financings, the Company will be required to reduce its operations.

2.	Significant accounting policies:
(a)

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the assessment of the amount of recoverable investments tax credits, allowances for doubtful accounts and the recoverability of net deferred income tax assets. Actual amounts may significantly differ from these estimates.

(b)

Cash and cash equivalents:

The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

3.	Inventory:

	September 30,	December 31,
	2002	2001

	(unaudited)	(audited)

Raw materials	$451,161	$402,565
Work in process	113,122	40,587
Finished goods	86,397	118,060

	$650,680	$561,212

4.	Equipment:

		Accumulated	Net book
September 30, 2002 (unaudited)	Cost	amortization	value

Computer equipment	$85,648	$29,509	$56,139
Office furniture and equipment	68,713	5,905	62,808
Manufacturing equipment	28,360	19,788	8,572
Leasehold improvements	46,813	22,414	24,399

	$229,534	$77,616	$151,918

4.	Equipment (continued):

		Accumulated	Net book
December 31, 2001 (audited)	Cost	amortization	value

Computer equipment	$52,022	$20,898	$31,124
Office furniture and equipment	2,792	1,484	1,308
Manufacturing equipment	24,651	17,235	7,416
Leasehold improvements	46,814	17,957	28,857

	$126,279	$57,584	$68,705

5.
Bank indebtedness:

Bank indebtedness represent cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1%, s i repayable on demand and is secured by a general security agreement. Drawings under the bank credit facility totaled $20,000 at September 30, 2002.

6.	Due to stockholders: Amounts due to stockholders are non-interest bearing, unsecured and without repayment terms.
7.

Capital stock:

(a) Authorized:

100,000,000 common stock having a par value of U.S. $0.001 per share
20,000,000 preferred stock having a par value of U.S. $0.001 per share

Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. No preferred stock was issued and outstanding to September 30, 2002.

7.      Capital stock (continued):

(b) Issued and outstanding

			Additional
	Common stock		paid-in

	Shares	Amount	capital	Total

Balance, December 31, 2001	13,500,000	$20,250	$662	$20,912

Stock issued for cash
(note 7(b)(i))	1,600,000	2,400	1,639,656	1,642,056

Stock issued for cash upon
exercise of stock options
(note 7(b)(ii))	81,250	122	82,015	82,137

Stock issue costs	-	-	(281,866)	(281,866)

Fair value of options issued to
non-employees for services	-	-	40,222	40,222

Balance, September 30, 2002
(unaudited)	15,181,250	$22,772	$1,480,689	$1,503,461

(i) Pursuant to a Form SB-2 Registration Statement filed with the Securities and Exchange Commission in the United States during the three months ended March 31, 2002, the Company issued 1,600,000 shares of common stock for gross proceeds of U.S. $1,040,000 (Cdn. $1,642,056). Total professional fees and commissions related to this offering were $281,866 resulting in net proceeds to the Company of $1,360,190.

(ii) During the three months ended September 30, 2002, the Company issued 81,250 shares of common stock for gross proceeds of U.S. $52,813 ($82,137 Cdn.).

8.      Changes in non-cash working capital:

	Nine months ended
	September 30,

	2002	2001

		(unaudited)

Trade accounts receivable	$(42,253)	$41,733
Inventory	(82,841)	(28,668)
Prepaid expenses	2,219	(2,408)
Income taxes recoverable	20,089	24,003
Leases receivable	22,888	-
Accounts payable and accrued liabilities	12,147	(85,691)

	$(67,751)	$(51,031)

9.
Segmented information:

Management has determined that the Company operates in one industry segment, which involves the manufacture and distribution of electronic premises access equipment. Substantially all of the Company's operations, assets and employees are located in Canada.

10.

Related party transactions:

Trade accounts receivable includes nil (December 31, 2001 - $115,456) that is due from a company that, prior to June 1, 2002, had common shareholders. The amounts due are non-interest bearing, unsecured and have no fixed terms of repayment.

During the three month period ended September 30, 2002, the company sold products for nil (September 30, 2001 - $31,601) and during the nine month period ended September 30, 2002, the company sold products for $112,043 (September 30, 2001 - $140,113) to an affiliated company with common ownership.

These transactions were recorded at the agreed exchange amount between the related parties.

11.

Recapitalization:

On July 27, 2001, Viscount Communication & Control Systems Inc. (“VCCS”) became a wholly-owned subsidiary of OMW 4 Corp. (“OMW 4”). As the former stockholders of VCCS obtained control over OMW 4 through the exchange of their shares for shares of OMW 4, accounting principles applicable to a recapitalization applied. Such principles effectively reflect the identification of VCCS as the issuer of shares for consideration equal to the monetary assets of OMW 4. OMW 4 was incorporated on May 4, 2001 and had not commenced active business operations until July 20, 2001. At June 30, 2001, OMW4 had total net assets of $34,270, all of which were current monetary assets. On July 27, 2001, the legal entity OMW4 was renamed Viscount Systems Inc. (”VSI”).

Capital stock has been retroactively restated to reflect the authorized and issued common shares related to the VCCS’ shareholders after the recapitalization effectively as if the recapitalization resulted in a stock split of VCCS’ capital. The net earnings per share for the periods prior to July 27, 2001 have been calculated using a weighted average number of 10,000,000 shares outstanding; being the number of common shares issued on the recapitalization consistent with the balance sheet presentation.

12.

Acquisition:

During June 2002, the Company acquired certain net assets and business operations of Sigma Data Systems, an unrelated company, for cash consideration of $35,610 with the operations acquired consolidated from the date of acquisition. This business combination has been accounted for by the purchase method. The consideration has been allocated to the fair value of the net assets acquired as follows:

Inventory	$6,627
Equipment	3,710
Goodwill	40,920
Liabilities assumed	(15,647)

$35,610

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

	Nine months ended
	September 30,

	2002	2001

		(unaudited)

Revenue	$2,594,807	$2,682,716
Loss for the period	(801,051)	174,802
Basic and fully diluted loss per share	(0.05)	0.02

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is subject to an annual impairment test at the reporting unit level. If the carrying value of goodwill of a reporting unit exceeds the fair value of the reporting unit’s goodwill, the carrying value of goodwill must be written down to fair value.

Item 2 – Management Discussion and Analysis or Plan of Operation

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-QSB for the quarter ended September 30, 2002 and the Company’s Annual Report on Form 10-KSB. All dollar amounts are in Canadian dollars unless otherwise noted.

RESULTS OF OPERATION

Sales revenues for the three months ended September 30, 2002 were $905,642, an increase of 16.66% as compared to sales revenues of $776,290 for the three months ended September 30, 2001. Revenues for this current quarter increased 5.27% and 29.23%, as compared to revenues of $860,277 for the quarter ended June 30, 2002 and revenues of $700,754 for the quarter ended March 31, 2002, respectively. This second consecutive quarterly increase reflected strong sales of Viscount's core Enterphone product line and to a lesser degree, the rollout of new products, primarily Enterchek II. Core sales growth came from increased new construction sales in certain key markets, notably Chicago, Toronto and Vancouver. Another reason for the sales increase was the realization of sales to BC Hydro through the second quarter acquisition of Sigma Data Systems. During the quarter ended June 30, 2002, Viscount acquired the assets of Sigma Data Systems of British Columbia. Sigma Data Systems has been designing and manufacturing electronic assemblies for telecommunications and hydroelectric applications since 1993. Sigma Data Systems’ largest customer was BC Hydro, the government owned hydro-electric utility for the Province of British Columbia. We have assumed their contract with BC Hydro, which runs until 2004. Based on current revenue levels, we anticipate that revenues from Sigma Data Systems should increase overall revenues by approximately 10% over revenues from sales of our existing core products over the next two years.

The lower sales revenues experienced during the first quarter of 2002 have marginally affected total sales for the nine months ended September 30, 2002. Specifically, revenues for the three months ended March 31, 2002 were $700,754, a decrease of 16.8% as compared to sales of $842,472 for the three months ended March 31, 2001. Because sales revenues have been recovering since the first quarter, this poor first quarter only marginally decreased sales revenues by $9,621 or 0.4% to $2,466,673 for the nine months ended September 30, 2002 in comparison to the same period in the prior year. Several factors contributed to lower sales revenues in the first quarter of 2002. First, Viscount received a large one-time order at the end of 2000 that created backorders that were carried into the first two months of 2001. These backorders skewed sales revenues for the three months ended March 31, 2001 above historical levels. Second, Viscount continued its ongoing program of eliminating certain low margin OEM products. Steps taken to remedy the lower first quarter sales have been successful with the introduction of Entercheck II and Emerphone, and the acquisition of Sigma Data Systems. As a result, sales revenues have improved during the second and third quarter of 2002.

The cost of goods sold as a percentage of sales was 44.92% and 46.41% for the three and nine months ended September 30, 2002, respectively, as compared with the cost of goods sold as a percentage of sales of 44.81% and 44.84% for the three and nine months ended September 30, 2001, respectively. Costs of goods sold have increased marginally due to the higher cost of certain limited supply raw materials used in our enterphone products. Our policy of managing cost of sales remains the same. We are continuously focussing on controlling costs, and using multiple suppliers to ensure input costs are managed.

Gross profit for the three months ended September 30, 2002 was $498,739, an increase of 16.41%, as compared to a gross profit of $428,399 for the three months ended September 30, 2001. Gross profit for the nine months ended September 30, 2002 was $1,321,844, a decrease of 3.21%, as compared to the gross profit of $1,365,768 for the nine months ended September 30, 2001. This decrease corresponds with the reduced revenues for the nine months ended September 30,2002 and increased costs of goods sold from new product start-up costs, and higher cost of purchases for certain raw materials in both the three and nine month periods ended September 30, 2002.

Selling, general and administrative expenses increased by $267,596 or 73.14% during the quarter ended September 30, 2002 in comparison to the prior year comparative period. Selling, general and administrative expenses were $1,873,073 for the nine months ended September 30, 2002 as compared to $1,097,921 for the nine months ended September 30, 2001, an increase of 70.60%. This increase was due to the increase in marketing costs incurred as a result of advertising campaigns, promotions, and tradeshows for our new MESH product. As a percentage of revenues, selling, general and administrative costs were 75.93% for the nine months ended September 30, 2002, as compared to 44.33% for the nine months ended September 30, 2001.

Research and development costs were $189,088 and $411,267 for the three and nine months ended September 30, 2002, as compared to $26,426 and $100,670 for the three and nine months ended September 30, 2001, respectively. This increase in research and development expenses was due to our effort to accelerate the development of our new MESH product. Research and development costs for the three month period ended September 30, 2002 are presented net of additional investment tax credits received of $67,920 for the 2000 fiscal year over the company’s original estimate.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2002 totaled $73,404, as compared with the cash and cash equivalents of $128,720 at December 31, 2001. At September 30, 2002, we held a short-term investment of $213,120. No similar short-term investments were held at December 31, 2001. Our cash and short-term investment position improved for a few reasons. The company raised US $1,040,000 (CDN $1,642,056) in additional equity financing, during the first quarter of 2002 and we received CDN $168,484 in scientific tax funding grants from the Government of Canada for the 2000 fiscal year, during the third quarter of 2002. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1%. At September 30, 2002, $20,000 was drawn on this facility. The facility is secured by a general security agreement.

As at September 30, 2002 we had a working capital of $734,150 and a current ratio of 1.77 to 1.0. Due to the additional equity financing and scientific tax funding grants, our working capital position has improved as compared to the working capital position at December 31, 2001 of $162,126, and a current ratio of 1.13 to 1.0.

We have funded business operations using cash advanced under the bank credit facility, the additional equity financing raised during the first quarter of 2002, and the scientific tax funding grants received during the third quarter of 2002.

For the nine months ended September 30, 2002, investing activities consisted primarily of the purchase of the assets of Sigma Data Systems, short-term investments and purchases of computer equipment and a tradeshow booth. These purchases totaled $348,274. For the year ended December 31, 2001, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2002.

There are no known trends or uncertainties that will have a material impact on revenues.

Critical Accounting Policies:

The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amount of investment tax credits, trade accounts receivable, and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

The company follows the cost reduction method of accounting for investment tax credits and recognizes the estimated net recoverable amount when reasonable assurance exists as to their collectability. Investment tax credits claimed are ultimately subject to finalization of a review by Canada Customs and Revenue Agency. No assurances can be provided that the Company’s investment tax credit claims will be accepted as filed.

The company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the company’s trade accounts receivable balances. If the company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.

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

Item 3 - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 2 -Change in Securities

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

Viscount’s Annual Meeting of Shareholders was held on May 31, 2002. At the meeting, Greg Shen was elected and subsequently appointed as a Class I Director to serve until the 2003 Annual Meeting of Stockholders, and Stephen Pineau as a Class II Director to serve until the 2004 Annual Meeting of Stockholders, or until their respective successors are duly elected and qualified. At the meeting, shareholders also approved Viscount’s 2001

Stock Option Plan, and ratified the appointment of KPMG LLP as the auditors of the company.

The results of the voting are summarized in the following table:

Matter	For	Against	Withheld

Election of Stephen
Pineau as Director	7,421,861	--	100

Election of Greg
Shen as Director	7,421,861	--	100

Approval of 2001
Stock Option Plan	7,084,474	24,850	2,520

Ratify the
appointment of	7,397,911	1,000	23,000
KPMG as auditors

A total of 2,707,500 shares held through brokers or banks were not voted at the meeting.

Item 5 – Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) No Exhibits accompany this report

(b) No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2002	VISCOUNT SYSTEMS, INC.
(Registrant)

		By:	/s/ Stephen Pineau
-----------------------------
Stephen Pineau, President

Dated:	November 14, 2002	By:	/s/ Les Fong
-----------------------------
Les Fong, Chief Financial Officer

SECTION 302 CERTIFICATION

I, Stephen Pineau, certify that:
1.	I have reviewed this quarterly report of September 30, 2002.
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Stephen Pineau
Stephen Pineau, President

SECTION 302 CERTIFICATION

I, Les Fong, certify that:
1.	I have reviewed this quarterly report of September 30, 2002.
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Les Fong
Les Fong, Chief Financial Officer