Form 10QSB/A
period 2002-09-30
VISCOUNT SYSTEMS INC
filed 2002-11-15
CIK 1158387

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

Exhibit 99.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Viscount Systems, Inc., a Nevada corporation (the "Company"), does hereby certify that:

1	.
The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2	.	Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 14, 2002	By:	/s/	Stephen Pineau

Stephen Pineau, President

Dated:	November 14, 2002	By:	/s/	Les Fong

Les Fong, Chief Financial Officer