Form 10QSB/A
period 2002-09-30
VISCOUNT SYSTEMS INC
filed 2002-12-19
CIK 1158387

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

As of September 30, 2002, the registrant’s outstanding common stock consisted of 15,181,250 shares.

Transitional Small Business Disclosure Format (Check one): YES [  ]   NO  [X]

SECTION 302 CERTIFICATION I, Stephen Pineau, certify that:
1.	I have reviewed this quarterly report of September 30, 2002 of Viscount Systems Inc.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 18, 2002                                                   By: /s/ Stephen Pineau Stephen Pineau,
                                                                                                     President

SECTION 302 CERTIFICATION I, Les Fong, certify that:
1.	I have reviewed this quarterly report of September 30, 2002 of Viscount Systems Inc.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
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
Dated: December 18, 2002                                                         By: /s/ Les Fong
                                                                                                   Les Fong, Chief Financial Officer