Form 10QSB/A
period 2002-09-30
VISCOUNT SYSTEMS INC
filed 2003-02-03
CIK 1158387

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A2

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

These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting policies for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulations S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. Readers of these statements should read the annual audited consolidated financial statements of the Company filed on Form 10-KSB in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2002 or for any other interim period.

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

5.
Bank indebtedness:

Bank indebtedness represent cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1%, is repayable on demand and is secured by a general security agreement. Drawings under the bank credit facility totaled $20,000 at September 30, 2002.

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

VISCOUNT SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Three and nine months ended September 30, 2002 and 2001

7.	Capital stock (continued):

	(b)	Issued and outstanding:

			Additional
	Common stock		paid-in

	Shares	Amount	capital	Total

Balance, December 31, 2001	13,500,000	$20,250	$662	$20,912

Stock issued for cash
(note 7(b)(i))	1,600,000	2,400	1,639,656	1,642,056

Stock issued for cash upon
exercise of stock options
(note 7(b)(ii))	81,250	122	82,015	82,137

Stock issue costs	-	-	(281,866)	(281,866)

Fair value of options issued to
non-employees for services	-	-	40,222	40,222

Balance, September 30, 2002
(unaudited)	15,181,250	$22,772	$1,480,689	$1,503,461

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

Research and development costs were $189,088 and $411,267 for the three and nine months ended September 30, 2002, as compared to $26,426 and $100,670 for the three and nine months ended September 30, 2001, respectively. This increase in research and development expenses was due to our effort to accelerate the development of our new MESH product. Research and development costs for the three month period ended September 30, 2002 are presented net of investment tax credits received of $67,920 for the 2000 fiscal year.

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

Stock Option Plan, and ratified the appointment of KPMG LLP as the auditors of the company.

The results of the voting are summarized in the following table:

Matter	For	Against	Withheld
Election of Stephen Pineau as Director	7,421,861	--	100
Election of Greg Shen as Director	7,421,861	--	100
Approval of 2001 Stock Option Plan	7,084,474	24,850	2,520
Ratify the appointment of KPMG as auditors	7,397,911	1,000	23,000

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

Dated:	November 14, 2002		VISCOUNT SYSTEMS, INC.
(Registrant)

		By:	/s/ Stephen Pineau
Stephen Pineau, President

Dated:	November 14, 2002	By:	__ /s/ Les Fong__ ____
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

Dated   December 18, 2002

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

Dated   December 18, 2002