Form 10KSB
period 2002-12-31
VISCOUNT SYSTEMS INC
filed 2003-03-31
CIK 1158387

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

[X]  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[  ]  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ______ to ______

000-49746

(Commission File No.)

VISCOUNT SYSTEMS, INC.

(Exact name of registrant as specified in charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

88-0498783

(I.R.S. Employer I.D. No.)

4585 Tillicum Street, Burnaby, British Columbia, Canada, V5J 3J9, Tel: (604) 327-9446

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

No [  ]

The registrant's consolidated revenues for its most recent fiscal year were USD $2,132,767 (converted from $3,363,985 Canadian dollars using an exchange rate of US$0.634/CDN$1.000).

As of March 31, 2003, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $7,293,000, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board quotation system.  Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of March 31, 2003, the registrant's outstanding common stock consisted of 15,181,250 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2002.

Form 10-KSB

Table of Contents

Form 10-KSB
Table of Contents

Part	Item No.

I	1	Description of Business
	2	Description of Property
	3	Legal Proceedings
	4	Submission of Matters to a Vote of Security Holders
II	5	Market for Common Equity and Related Stockholder Matters
	6	Management's Discussion and Analysis or Plan of Operation
	7	Financial Statements
	8	Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure
III	9	Directors, Executive Officers, Promoters, and Control Persons; Compliance
With Section 16(a) of the Exchange Act
	10	Executive Compensation
	11	Security Ownership of Certain Beneficial Owners and Management
	12	Certain Relationships and Related Transactions
IV	13	Exhibits and Reports on Form 8-K
	14	Controls and Procedures
Signatures and Certification

FORM 10-KSB

VISCOUNT SYSTEMS, INC.

PART I.

Certain statements in this Form 10-KSB regarding future expectations and financial performance may be regarded as "forward-looking statements" within the meaning of the U.S. Securities Legislation Reform Act.  They are subject to various risks and uncertainties such as those described elsewhere in this Form 10-KSB, and in the Company's Securities and Exchange Commission filings.  Actual results may vary materially.

Currency of Financial Information and Exchange Rate Table

We maintain our books of account in Canadian dollars and references to the dollar amounts herein are to the lawful currency of Canada unless otherwise designated.

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars.  Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00.  On  March 21, 2003, the exchange rate was US$1.00 per CDN$1.4905.  The high and low exchange rates for each month during the previous six months were as follows:

High

Low

February 2003

1.5315

1.4880

January 2003

1.5750

1.5220

December 2002

1.5800

1.5478

November 2002

1.5903

1.5528

October 2002

1.5943

1.5607

September 2002

1.5863

1.5545

The following table sets out the exchange rate information as at each of the years ended December 31, 2001 and 2002.

	Year Ended December 31
	2001	2002
Rate at end of Period Average Rate during Period Low High	1.5925 1.5487 1.4933 1.6023	1.5800 1.5704 1.5108 1.6128

Item 1.

DESCRIPTION OF BUSINESS

GENERAL

We are a provider of access control security products.  The current access control product line consists of Enterphone 2000, a building intercom; Entercheck, a card access system; RadioClik, radio frequency remote controls; Elektra, liquid crystal display intercom panels; EmerPhone, emergency telephone entry systems; and various accessories.

Due to some changes in design, we were unable to meet our mid-2002 release date for our MESH (Multimedia Embedded Security Hub) technology.  We are currently in the process of working through these changes and developing a working proto-type which we are targeting for release in the second quarter of 2003.  MESH is currently re-scheduled for commercial release during the second or third quarter of 2003.  MESH is a proprietary software based access control security technology.  The MESH technology was previously referred to as JEDI (Java Embedded Distributed Intelligence).

We were incorporated on May 24, 2001 under the laws of the State of Nevada.  Our subsidiary, Viscount Communication and Control Systems Inc. (Viscount Communication) was incorporated in 1997 under the laws of the British Columbia, Canada, for the purposes of carrying on our present access control business.  We acquired all of the issued and outstanding shares in the capital of Viscount Communication on July 27, 2001, thereby making it our wholly owned subsidiary.  The substantive operations of our business are conducted by our subsidiary, while the parent company provides certain administrative and strategic decision making functions.

Our website address is www.viscount.com.  All periodic and current reports are available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.  Electronic or paper copies of our filings are also available, free of charge, upon request.

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

We were incorporated on May 24, 2001 under the laws of the State of Nevada under the name OMW4 Corp.  Our subsidiary, Viscount Communication was incorporated in 1997 under the laws of British Columbia, Canada, for the purposes of carrying on our present access control business.  We acquired all of the issued and outstanding shares in the capital of Viscount Communication on July 27, 2001, in exchange for 10,000,000 shares of our common stock, thereby making it our wholly owned subsidiary.  As a result of the acquisition, the former shareholders of Viscount Communication obtained a controlling interest in OMW4 Corp.  In connection with the acquisition, we changed our name to Viscount Systems Inc. effective August 27, 2001.

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

The building control industry has traditionally been highly segmented based on function although the industry in general is also referred to as low voltage systems.  This has meant that makers of heating/ventilation and air-conditioning systems and security card access systems essentially manufacture input/output systems, while intercom makers manufacture voice systems, and security camera makers manufacture closed circuit video systems.  Stated otherwise, audio, video, environment and access control systems are traditionally all separate building control systems that are independently controlled.  There has been strong convergence of technologies in the computer and telephone related industries based on digital standards, however the building control industry has not as yet undergone a similar convergence of technologies. Traditionally, where systems need to be compatible, the industry has relied on integration instead of convergence.  Integration is the use of a host computer to tie separate and distinct systems, typically from different manufacturers, together on a common software platform.  Convergence, in the case of building control systems, is the provision of a new service that is designed to operate multiple systems using homogenous control parameters. Convergence is generally considered preferable to integration, as fewer distinct systems means lower operational and maintenance costs.

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

PRODUCTS

We are a manufacturer and reseller of intercom and access control systems based on telephone and traditional access card and reader technologies.  Our intercom and access control systems are installed throughout North America for various applications including: condominium/apartment building access and intercom; residential intercom; gated home/community access and intercom; seniors/government housing access, tracking and intercom; elevator access and tracking; garage or perimeter gate control, and emergency communications.

For the year ended December 31, 2002, approximately 48% of total sales of our products were generated in the United States, and 52% in Canada. This was essentially unchanged from 2001, where sales to the United States and Canada were 50%, respectively.  Information on our existing products can be viewed on our website at www.viscount.com.

We are also continuing our development of our MESH product, which is an intelligent access control and communication system that will permit the integration of various building functions into one system.  We anticipate using existing and new distribution channels in order to market our MESH technology.  The MESH technology can be sold as an upgrade to existing access control systems, or as a new installation.  We will also target other industry participants as potential purchasers of our technology who may resell the technology under their own brand names.

Our Access Control Products

Our current principal product is the Enterphone 2000 intercom and access control system.  Enterphone is our patented building entry control system that uses a building's internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants.  The use of a building's internal phone wiring by our Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges.  It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service.  This makes our Enterphone system distinct from other "dial-up" telephone entry systems that use telephone company lines.  Sales of our products based on the Enterphone system account for approximately 76.2% of our total sales.

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

MESH is a software platform that communicates with a network of "intelligent" input/output devices, such as card readers or building environment sensors.  As such the "intelligence" of the system can be said to be distributed among the input/output devices.  This is contrasted with the traditional access control industry, which uses "dumb" readers that require information to be processed at a central host computer.  An "intelligent" reader or input/output device uses a pre-programmed "smart chip" which allows it to process information on its own, and does not require the host computer to make action decisions, such as to grant or deny access to a door or to activate air-conditioning.  The use of "intelligent" devices accordingly reduces the load on the host computer which allows the host computer to allocate its resources to a greater number and diversity of tasks. The networked distribution of "intelligent" devices also means reduced cost resulting from reduced hardware requirements, easier training of control system operators, and the use of commercially available host computer hardware and communication techniques.  Initially, we will apply the MESH technology for access control system purposes.

The conceptual basis for MESH is simple. Virtually every low voltage building technology, except building access, has evolved using "intelligent" addressable network devices. This includes fire alarms and heating/ventilation and air-conditioning. An addressable network is one in which devices can constantly communicate with a host server controller or can be polled for information. For example, if a smoke detector on a non-addressable fire alarm system fails, a fire in that location may go undetected since there is no way to identify the failure without actually testing the device.  In contrast, the "smart chip" in an addressable smoke detector may be able to notify the fire panel of a problem immediately and call for service. Access control systems, however, continue to be based on a 30-year-old standard called Wiegand.  The limitations of this standard continue to plague the industry due to the slow data transmission speed (9600 baud) between the reader and the host controller, the high cost and quantity of specialized and dedicated hardware, and the inability of the host computer to process voice or video signals. For example, buildings requiring elevator access control have traditionally required a significant amount of expensive dedicated hardware.  The MESH network with "intelligent" readers can accomplish these functions without dedicated hardware, resulting in cost reductions, both in terms of the actual hardware required and the labor, cable and conduit costs associated with installation.

The MESH system bypasses the need for specialized and dedicated hardware.  Instead, MESH provides a software-based platform that operates on an industrial computer server connected to "intelligent" readers transmitting data at high speed rates of up to 156,000 baud, while simultaneously running voice and video applications.  The benefits and functionality derived from this approach can be significant.

MESH Structure

The MESH network consists of a main control computer server communicating with a series of "intelligent" readers, panels, and input/output devices.  The key to the technology is the "smart chip" we use, known as the MPNode computer chip, a programmable chip manufactured by Atmel. We purchase the MPNode chips and program them to perform certain functions upon detecting certain data.  For access control applications, the chip is installed into a card reader.  When data from an access card is received by the card reader, the chip processes the data and makes a decision to grant or deny access.  Information on the transaction is passed along to the host computer for data storage and analysis purposes.  Traditional Wiegand style card readers require an intermediate controller for every two or three reading devices.  An intermediate controller is connected between the host computer and the group of readers controlled by it.  In contrast, the MESH systems allows "intelligent" readers to be installed in series, or daisy-chain fashion, without the need for intermediate controllers.  Small interface modules are used instead to maintain data flow. This reduces hardware costs as only one host computer is required.

MPNode chips are programmable and accordingly can be applied to various customized tasks requiring an input and output device.  The ability of a MESH server to connect directly to a computer network or network of readers, without intermediate controllers, provides additional benefits in terms of cost, connectivity and programming.

MESH panels, located at entrance doors for visitor access, can operate independently or as slaves off the MESH server.  The basic MESH panel that we are developing is a full color screen industrial computer.  Panels may be located at entrance doors for visitor access or can be on-site managed by security guards as they manage the MESH network. The slave/master architecture of MESH panels reduces cost, simplifies programming, and improves data base management.

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

MESH is a modular product, meaning that the software can accommodate add-on features or upgraded features.  We intend to develop various modules for our MESH technology, which  will be released in a series of phases.  Some of these product enhancement modules that we may explore and develop have been outlined below:

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

  The nature of the MESH server makes MESH telephony products inherently Internet enabled.  Future MESH appliances may include the MESH television line, which allows residents to view visitors at the door.  MESH panels will be able to connect to web enabled set top boxes being promoted as part of the web TV market.  MESH may be able to connect to videoconferencing telephones that would compete in the large offshore video intercom business but at a fraction of the cost by saving on conduit and cable;

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

OTHER CURRENT RESEARCH AND DEVELOPMENT

In addition to our MESH technology, we have developed two new products called EmerPhone and Entercheck II, which were both commercially available during the second quarter of 2002.  The EmerPhone system consists of a core electronic assembly designed for several separate tasks.  These task applications require a variety of mechanical and electronic assemblies.  Applications of the EmerPhone are as follows:

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

  Information assistance phones -  are used for ATM machines, airports, prisons and other applications where a vandal resistant phone is required to allow people to get information on using equipment or to make hotel reservations.

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

We expanded our card access family of products by introducing Entercheck II, a fully integrated security system that provides total access control.  It can be programmed to allow access only at certain times and limit who can use which doors and when.  Cards can be programmed for special applications such as handicapped access, and temporary employees or service personnel can be issued cards that automatically expire.  Entercheck II can also be programmed to lock and unlock doors at different times.  It can also be expanded to include multiple site management.  Utilizing Entercheck II software, individual cardholder databases may be maintained remotely at a management office via modem, providing central control of multiple building applications.

PRODUCTION

We currently manufacture the Enterphone 2000 control, entrance panel products, and emergency telephone entry system in-house.  Our card readers, radio-frequency and infra-red access, and tracking systems are purchased from other manufacturers and resold under our brand-names.  We maintain full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits.  We have a policy of supporting old products for up to 20 years and having an assembly staff that allows us the flexibility to produce small runs of high margin legacy products.  We plan to continue this process for our older products such as previous versions of the Enterphone.  Any new hardware based product designed on a surface mount platform will be produced on a sub-contract basis with final mechanical assembly at our facilities.

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

MESH Development Schedule

The original MESH program was implemented to develop interactive display panels.  These panels were originally scheduled to be available in March 2000.  However, we subsequently expanded the features of the system and as a result the initial commercial release is currently scheduled to occur in mid 2003.  There is no guarantee that we will be able to meet this commercial release schedule.

Product Development

We have two employees currently dedicated full-time to research, development and product engineering.  In addition, one other employee contributes to research and development on a part-time basis. During fiscal 2002 and 2001, we incurred approximately $449,071 and $223,140 respectively, on research and development, net of investment tax credits, primarily related to the development of the MESH system.

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

Accordingly, the focus of our marketing initiatives for 2003 will involve our MESH technology.  The first release of MESH will compete in the intercom and access control security system market.

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

EMPLOYEES

Viscount employs twenty-four full and part-time staff at its factory in Burnaby, British Columbia.

Item 2.

DESCRIPTION OF PROPERTY

PROPERTY

Our executive office and central factory is located in Burnaby, British Columbia, where we currently lease 12,040 square feet.  We lease this space under an industry standard operating lease with a term expiring May 31, 2004, renewable at the option of Viscount.  Current monthly lease obligations are $6,773.  We believe that our current facilities are adequate and are suitable for our current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms.  Our facilities are adequately insured against perils in a manner consistent with industry practice.

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

GOVERNMENT REGULATIONS

All of our equipment is FCC and IC approved.  Our products are also UL and ADA approved where required by law depending specifically on particular products and place of installation.

Some of our products are still under government regulation.  The Enterphone 2000 is an interposition technology which can only be installed in U.S. states where the local public service commission has designated the original point of entry of a building as the demarcation point between the telephone company and building owner's responsibility.   Conversely, it can also be installed where the telephone company has given consent to allow Enterphone to share the telephone backbone.

The history of government deregulation for us mainly relates to the demarcation point in a building.  Until government deregulation came to the access control industry, Enterphone type systems could only be installed by telephone companies.

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

Item 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are currently eligible for trading on the Over-the-Counter Bulletin Board (OTC Bulletin Board) which is a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol on this service is "VSYS".

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market.  Our shares began trading on February 12, 2002.  The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board since the commencement of trading.  The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2003	First Quarter (through March 25, 2003)	$0.44	$0.12
2002	Fourth Quarter	0.45	0.12
	Third Quarter	1.28	0.34
	Second Quarter	3.15	0.90
	First Quarter (beginning February 12, 2002)	1.75	0.74

As of  March 31, 2003 there were 49 holders of record of our common stock, holding a total of 15,181,250 shares.

We have not declared any dividends in the last two fiscal years.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.  All dollar amounts are in Canadian dollars unless otherwise noted.

RESULTS OF OPERATIONS

Sales revenues for the year ended December 31, 2002 have increased by $125,467 or 3.9% to $3,363,985, as compared to sales revenues of $3,238,518 for the year ended December 31, 2001.  The lower sales revenues experienced during the first quarter of 2002 have marginally affected total sales for the year ended December 31, 2002.  Specifically, revenues for the three months ended March 31, 2002 were $700,754, a decrease of 16.8% as compared to sales of $842,472 for the three months ended March 31, 2001.  Several factors contributed to lower sales revenues in the first quarter of 2002.  First, we received a large one-time order at the end of 2000 that created backorders that were carried into the first two months of 2001.  These backorders skewed sales revenues for the three months ended March 31, 2001 above historical levels.  Second, we continued our ongoing program of eliminating certain low margin OEM products.  Steps taken to remedy the lower first quarter sales have been successful due to the strong sales of our core Enterphone product line and to a lesser degree, the rollout of new products, primarily Entercheck II.  Core sales growth came from increased new construction sales in certain key markets, notably Chicago, Toronto and Vancouver.  Another reason for the sales increase was the realization of sales to BC Hydro through the second quarter acquisition of Sigma Data Systems.  During the quarter ended June 30, 2002, we acquired the assets of Sigma Data Systems of British Columbia.  Sigma Data Systems has been designing and manufacturing electronic assemblies for telecommunications and hydroelectric applications since 1993.  Sigma Data Systems' largest customer was BC Hydro, the government owned hydro-electric utility for the Province of British Columbia.  We have assumed their contract with BC Hydro, which runs until 2004.  Based on current revenue levels, we anticipate that revenues from Sigma Data Systems should increase overall revenues by approximately 10% over revenues from sales of our existing core products over the next two years.  As a result, sales revenues improved throughout 2002.

The cost of sales as a percentage of sales was 47.1% for the year ended December 31, 2002, as compared with the cost of sales as a percentage of sales of 46.5% for the year ended December 31, 2001.  Costs of sales have increased marginally due to the higher cost of certain limited supply raw materials used in our Enterphone products.  Our policy of managing cost of sales remains the same. We are continuously focusing on controlling costs, and using multiple suppliers to ensure input costs are managed.

Gross profit for the year ended December 31, 2002 was $1,778,092, an increase of 2.7%, as compared to a gross profit of $1,731,506 for the year ended December 31, 2001.  This increase corresponds with the improved sales revenues and consistent cost of sales for the year ended December 31, 2002.

Selling, general and administrative expenses increased by $892,789 or 63.2% for the year ended December 31, 2002 in comparison to the prior year comparative period.  This increase was due to the increase in marketing costs incurred as a result of advertising campaigns, promotions, and tradeshows for our new MESH product.  As a percentage of revenues, selling, general and administrative costs were 68.5% for the year ended December 31, 2002, as compared to 43.6% for the year ended December 31, 2001.

Research and development costs, net of investment tax credits, were $449,071 for the year ended December 31, 2002, as compared to $223,140 for the year ended December 31, 2001.  This increase in research and development expenses was due to our effort to accelerate the development of our new MESH product.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2002 totaled $272,564, as compared with the cash and cash equivalents of $128,720 at December 31, 2001.  No short-term investments were held at December 31, 2002 or December 31, 2001.  Our cash position improved for a few reasons.  The Company raised $1,642,056 in additional equity financing, during the first quarter of 2002 and we received $168,484 in scientific tax funding grants from the Government of Canada for the 2000 fiscal year, during the third quarter of 2002.  We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 0.50%.  At December 31, 2002, $27,412 was drawn on this facility.  The facility is secured by a general security agreement.

As at December 31, 2002 we had a working capital of $722,417 and a current ratio of approximately 1.8 to 1.0.  Due to the additional equity financing and scientific tax funding grants, our working capital position has improved as compared to the working capital position at December 31, 2001 of $162,126, and a current ratio of 1.1 to 1.0.

The accounts receivable turnover ratio for the year ended December 31, 2002 was 74 days as compared to 98 days for the year ended December 31, 2001.  This was an improvement of 24 days.  The accounts receivable reserve has also been reduced from $111,414  to $81,846 for the years ended December 31, 2001 and 2002, respectively.  This reduction in reserve was due to the recognition and removal of older doubtful customer accounts from the accounts receivable ledger, as well as more consistent follow-up by management on certain customer accounts.  There has been  no significant or material business conditions that would warrant an increase to the reserve at this time.

We have funded business operations using cash advanced under the bank credit facility, the additional equity financing raised during the first quarter of 2002, and the scientific tax funding grants received during the third quarter of 2002.

For the year ended December 31, 2002, investing activities consisted primarily of the purchase of the assets of Sigma Data Systems, and purchases of computer equipment and a tradeshow booth. These purchases totaled $135,136.  For the year ended December 31, 2001, there were no capital expenditures.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.  We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We believe cash from operating activities, and our existing cash resources may not be  sufficient to meet our working capital requirements for the year ending December 31, 2003.  We will likely require additional funds to support the development and marketing of our new MESH product.  There can be no assurance that additional financing will be available on acceptable terms, if at all.  If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations in order to continue as a going concern.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

We do not have any material commitments for capital expenditures as of December 31, 2002.

There are no known trends or uncertainties that will have a material impact on revenues.

Critical Accounting Policies:

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of investment tax credits, trade accounts receivable, and deferred tax assets.  The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

The Company follows the cost reduction method of accounting for investment tax credits and recognizes the estimated net recoverable amount when reasonable assurance exists as to their collectability.  Investment tax credits claimed are ultimately subject to finalization of a review by Canada Customs and Revenue Agency.  No assurances can be provided that the Company's investment tax credit claims will be accepted as filed.

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

Related Party Transactions:

Prior to June 1, 2002, the Company sold products for $112,043 in 2002 ($218,632 in 2001) to a company affiliated through common ownership.   After June 1, 2002, the affiliation ceased.

Item 7.

FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

Items 9 - 12

Information with respect to Items 9 - 12 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated herein by reference.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company, SEC File No. 333-68998 (the "Form SB-2)
3.2	Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Form SB-2
3.3	Bylaws	Incorporated by reference to Exhibit 3.1 to the Form SB-2
10.1	Stock Acquisition Agreement with OMW 4 Corp., dated July 18, 2001	Incorporated by reference to Exhibit 10.1 to the Form SB-2
10.2	Employment Agreement with Stephen Pineau	Incorporated by reference to Exhibit 10.2 to the Form SB-2
10.3	Employment Agreement with Greg Chen	Incorporated by reference to Exhibit 10.3 to the Form SB-2
10.4	2001 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2002
10.5	2003 Stock Option Plan	Filed herewith
16.1	Letter from KPMG LLP on change in certifying accountant	Incorporated by reference to Exhibit 16 to the Form 8-K filed with the SEC on January 21, 2003
21.1	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2
23.1	Consent of KPMG LLP	Filed herewith
23.2	Consent of J.H. Cohn LLP	Filed herewith
99.1	Certification required pursuant to section 906 of the Sarbanes-Oxley Act.	Filed herewith

 (b)  Reports on Form 8-K

A Form 8-K was filed on January 21, 2003 notifying the change in principal accountants from KPMG LLP to J.H. Cohn LLP.

Item 14.

 CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

VISCOUNT SYSTEMS, INC.

By:   /s/ Stephen Pineau

Stephen Pineau

President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature

Title

Date

By:

/s/ Stephen Pineau

President, Secretary,

March 31, 2003

Stephen Pineau

Chief Executive Officer and

Director

By:

/s/ Greg Shen

Chairman of the Board and

March 31, 2003

Greg Shen

Director

By:

/s/ Les Fong

Chief Financial Officer

March 31, 2003

Les Fong

SECTION 302 CERTIFICATION

I, Stephen Pineau, certify that:

1.

I have reviewed this annual report of  December 31, 2002 of Viscount Systems Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

1.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Stephen Pineau

Stephen Pineau, President & CEO

Dated:  March 31, 2003

SECTION 302 CERTIFICATION

I, Les Fong, certify that:

1.

I have reviewed this annual report of  December 31, 2002 of Viscount Systems Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

1.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Les Fong

Les Fong, Chief Financial Officer

Dated:  March 31, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
Viscount Systems, Inc.

We have audited the accompanying consolidated balance sheet of VISCOUNT SYSTEMS, INC. AND SUBSIDIARY as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VISCOUNT SYSTEMS, INC. AND SUBSIDIARY at December 31, 2002, and their results of operations and cash flows for  the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring operating losses resulting in an accumulated deficit of $580,007 at December 31, 2002 and had experienced negative cash flows from operations during the year ended December 31, 2002.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

  J. H. COHN LLP

San Diego, California
January 28, 2003

AUDITORS’ REPORT

To the Stockholders and Board of Directors

Viscount Systems Inc.

We have audited the consolidated balance sheet of Viscount Systems Inc. (formerly OMW4 Corp.) and subsidiary, as at December 31, 2001 and the consolidated statements of stockholders’ equity, operations and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viscount Systems Inc. and subsidiary as at December 31, 2001  and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

February 8, 2002

VISCOUNT SYSTEMS INC.

 Consolidated Balance Sheets

 (Expressed in Canadian dollars)

As at December 31
	2002	2001

Assets

Current assets
Cash and cash equivalents	$272,564	$128,720
Trade accounts receivable, less allowance for doubtful accounts of $81,846 (2001 - $111,414) (note 12)
	598,687	620,773
Inventory (note 4)	595,127	561,212
Prepaid expenses	1,512	3,731
Income taxes recoverable (note 11)	113,059	110,430
Total current assets	1,580,949	1,424,866

Leases receivable (note 5)	25,519	50,328

Equipment (note 6)	144,500	68,705

Intangible asset (note 3)	32,737	-

Deferred costs	-	67,117

Total assets	$1,783,705	$1,611,016

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 7)	$27,412	$343,529
Accounts payable and accrued liabilities	382,718	450,809
Note payable	-	20,000
Due to stockholders (note 8)	448,402	448,402
Total current liabilities	858,532	1,262,740

Commitments (note 13)

Stockholders' equity
Capital stock (note 9)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
15,181,250 common shares (2001 - 13,500,000)	22,772	20,250
Additional paid-in capital	1,482,408	662
Retained earnings (accumulated deficit)	(580,007)	327,364
Total stockholders' equity	925,173	348,276

Total liabilities and stockholders' equity	$1,783,705	$1,611,016

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.

 Consolidated Statements of Operations

 (Expressed in Canadian dollars)

Year ended December 31

	2002	2001

Sales	$3,363,985	$3,238,518
Cost of sales	1,585,893	1,507,012
Gross profit	1,778,092	1,731,506

Expenses
Selling, general and administrative	2,305,336	1,412,547
Research and development, net (note 10)	449,071	223,140
Depreciation and amortization	35,644	19,230
	2,790,051	1,654,917

Income (loss) before other items	(1,011,959)	76,589

Other items
Other income	27,773	9,584
Interest and bank charges	(13,519)	(36,095)
Interest on long-term debt	-	(3,428)
	14,254	(29,939)

Income (loss) before income taxes	(997,705)	46,650

Income taxes (note 11)
Current (credit) provision	(90,334)	108,538
Deferred (credit)	-	(18,106)
	(90,334)	90,432

Loss for the year	$(907,371)	$(43,782)

Basic and diluted loss per common share	$(0.06)	$(0.00)

Weighted average number of common shares outstanding,
basic and diluted	14,878,408	10,632,877

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.

 Consolidated Statements of Stockholders' Equity

 (Expressed in Canadian dollars)

			Additional	Retained
	Common Stock		paid-in	earnings
	Shares	Amount	capital	(accumulated deficit)	Total

Balance, December 31, 2000	10,000,000	$100	$-	$371,146	$371,246

Stock issued on
recapitalization (note 1)	3,300,000	19,850	14,420	-	34,270
Stock issued for cash	200,000	300	109,521	-	109,821
Stock issue costs	-	-	(123,941)	-	(123,941)
Fair value of options issued to					-
non-employees for services	-	-	662	-	662
Loss for the year	-	-	-	(43,782)	(43,782)

Balance, December 31, 2001	13,500,000	20,250	662	327,364	348,276

Stock issued for cash	1,600,000	2,400	1,639,656	-	1,642,056
Stock issued for cash upon
exercise of stock options	81,250	122	82,016	-	82,138
Stock issue costs	-	-	(281,866)	-	(281,866)
Fair value of options issued to
non-employees for services	-	-	41,940		41,940
Loss for the year	-	-	-	(907,371)	(907,371)

Balance, December 31, 2002	15,181,250	$22,772	$1,482,408	$(580,007)	$925,173

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.

  Consolidated Statements of Cash Flow

 (Expressed in Canadian dollars)

Year ended December 31
	2002	2001

Cash and cash equivalents provided by (used in):

Operating activities:
Loss for the year	$(907,371)	$(43,782)
Items not involving cash:
Depreciation and amortization	35,644	19,230
Deferred income taxes	-	(18,106)
Selling, general and administrative expenses paid by stock options	41,940	662
Changes in non-cash working capital balances (note 14)	(64,541)	310,243
Net cash provided by (used in) operating activities	(894,328)	268,247

Investing activities:
Purchase of equipment	(99,546)	-
Purchase of net assets on acquisition (note 3)	(35,610)	-
Net cash used in investing activities	(135,156)	-

Financing activities:
Deferred costs	-	(67,117)
Repayment of bank indebtedness	(316,117)	(15,459)
Repayment of note payable	(20,000)	(5,000)
Repayment of long-term debt	-	(80,001)
Repayment of stockholder's advances	-	(65,000)
Issuance of capital stock, net of stock issue costs	1,509,445	20,150
Net cash provided by (used in) financing activities	1,173,328	(212,427)

Increase in cash and cash equivalents	143,844	55,820

Cash and cash equivalents, beginning of year	128,720	72,900

Cash and cash equivalents, end of year	$272,564	$128,720

Supplementary information:
Interest paid	$8,625	$24,268
Income taxes paid	-	14,345

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

1.

Operations

Viscount Systems Inc. (the "Company") was incorporated on May 24, 2001.  The Company manufactures and distributes electronic premises access and security equipment.  The functional currency for the Company and its self-sustaining subsidiary is the Canadian dollar.

Effective July 27, 2001, the Company, formerly OMW4 Corp., underwent a corporate reorganization which culminated in the acquisition of all the voting shares of Viscount Communication and Control System Inc. ("VCCS").  This acquisition was accounted for as a recapitalization.  Capital stock on the consolidated balance sheets and consolidated statements of stockholder's equity have been retroactively restated to reflect the authorized and issued common shares related to VCCS's stockholders after the recapitalization effectively as if the recapitalization resulted in a stock split of VCCS's capital.  The net income (loss) per share for the periods prior to July 27, 2001 have been calculated using a weighted average number of 10,000,000 shares outstanding, being the number of common shares issued on the recapitalization.  Following the acquisition, OMW4 Corp. was renamed Viscount Systems Inc.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has an accumulated deficit of $580,007 at December 31, 2002 and has experienced negative cash flows from operations during the year ended December 31, 2002.  The Company plans to obtain additional funds through future debt or equity financings over the twelve months ending December 31, 2003 to offset future operating cash flow deficiencies.  Such financings may not be available when required or on reasonable terms.  In addition, management is reviewing the Company's operating cost expenditure needs.  The resolution of this going concern issue is dependent on the realization of management's plans.  If management is unsuccessful in raising future debt or equity financings, the Company will be required to reduce its operations.

2.

Significant accounting policies

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The significant accounting policies adopted by the Company are as follows:

(a)

Principles of consolidation

The consolidated financial statements include accounts and results of the Company and its wholly-owned subsidiary, VCCS.  All material intercompany transactions and balances have been eliminated.

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

2.

Significant accounting policies (cont'd...)

(a)

Principles of consolidation (cont'd...)

The consolidated financial statements for the years ended December 31, 2002 and 2001 reflect the results of operations of VCCS and include the operations carried on as OMW4 Corp. only from the effective date of the recapitalization on July 27, 2001.

(b)

Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Significant areas of estimate are the amount of recoverable investment tax credits (notes 10 and 11(a)), the allowance for doubtful accounts and the warranty provisions included in accounts payable and accrued liabilities.  Actual results could differ from those estimates.

(c)

Foreign currency translation and transactions

Monetary items denominated in a foreign currency are translated into Canadian dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred.  Revenues and expenses, denominated in a foreign currency, are translated at an average exchange rate for the period.  During the year ended December 31, 2002, the aggregate foreign currency transaction gain recognized in determining loss for the year was $58,579 (2001 - $12,116). Realized foreign exchange gains and losses are included in loss for the year.

(d)

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  At December 31, 2002 and 2001, cash and cash equivalents consisted of cash held at banks.

(e)

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts on a specific account basis based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses.

(f)

Inventory

Raw materials and supplies are stated at the lower of cost and replacement cost.  Cost is generally determined on the first-in, first-out basis.  Work in process and finished goods are stated at the lower of average cost and net realizable value.  An inventory reserve is recorded based upon a physical count of all obsolete inventory.

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

2.

Significant accounting policies (cont'd...)

(g)

Equipment

Equipment is stated at cost.  Depreciation is recorded based on the estimated useful lives of the assets as follows:

Asset

Basis

Rate

Computer equipment

declining balance

30%

Office furniture and equipment

declining balance

20%

Manufacturing equipment

declining balance

20%

Leasehold improvements

straight-line

20%

(h)

Intangible assets

Intangible assets are recorded at cost and amortized over their estimated useful lives using the straight-line method.  As at December 31, 2002, the intangible asset consists of a sales contract customer list with a remaining estimated useful life of 2 years (note 3).

(i)

Deferred costs

Deferred costs include specific incremental expenses directly attributable to the equity offering described in note 9.  These costs have been recognized as a reduction of additional paid-in capital on completion of the related equity offering.

(j)

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets and certain identifiable intangibles are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated if certain criteria are met.

(k)

Revenue recognition

Revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the product does not require significant customization, the fee is fixed and determinable, and collectibility is considered probable.  Cash received from customers prior to these criteria being met is recorded as deferred revenue.

(l)

Research and development costs

Research and development costs are expensed as incurred and are shown net of investment tax credits (note 10).

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

2.

Significant accounting policies (cont'd...)

(m)

Advertising costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $419,847 (2001 - $122,886).

(n)

Government assistance and investment tax credits

The Company follows the cost reduction method of accounting for government assistance and investment tax credits whereby the estimated net recoverable amount of the benefit of the tax credits is recognized, when reasonable assurance exists as to their collectibility, as a reduction in the cost of the related capital asset or expenditure.

(o)

Income taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  To the extent that it is not more likely than not that a deferred income tax asset will be recovered, a valuation allowance is provided.

(p)

Loss per share

Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The weighted average number of common shares outstanding for computing basic and fully diluted loss per common share was 14,878,408 and 10,632,877 for the years ended December 31, 2002 and 2001 respectively.  For the year ended December 31, 2002, 1,225,000 (2001 - 1,225,000) shares attributable to the exercise of outstanding options were excluded from the calculation of diluted loss per common share because the effect was antidilutive.  No adjustments were made to the reported loss in the computation of loss attributable to common stockholders.

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

2.

Significant accounting policies (cont'd...)

(q)

Stock-based compensation

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price.  The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees, based upon the fair value of the equity instruments issued, as the services are provided and the options earned. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma loss and pro forma loss per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS 123 had been applied to these transactions.

(r)

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

(s)

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment.  The statement was effective for fiscal years beginning after December 15, 2001.

In July 2001, FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), that requires recording the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in the period the obligation is incurred and can be reasonably estimated.  The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of".  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

2.

Significant accounting policies (cont'd...)

of the entity in a disposal transaction.  SFAS 144 was effective for fiscal years beginning after December 15, 2001.

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145").  SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148").  SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years beginning after December 15, 2002.

The adoption of these new pronouncements did not have or is not expected to have a material effect on the Company's consolidated financial position or results of operations.

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

3.

Acquisition

During June 2002, the Company acquired certain net assets and business operations of Sigma Data Systems, an unrelated company, for cash consideration of $35,610.  This business combination has been accounted for by the purchase method.  The consideration has been allocated to the fair value of the net assets acquired as follows:

Inventory

$

6,627

Equipment

3,710

Sales contract

40,920

Liabilities assumed

(15,647)

$

35,610

The sales contract is being amortized using the straight-line method to the consolidated statements of operations over its estimated useful life of 2.5 years.  As at December 31, 2002, the sales contract, with a cost of $40,920, has been amortized by $8,183, leaving a net book value of $32,737.

Unaudited pro forma information as to the Company's net loss and net loss per share assuming the acquisition had been consummated on January 1, 2001 has not been presented because such amounts would not differ materially from the related historical amounts.

4.

Inventory

2002

2001

Raw materials

$

453,068

$

402,565

Work in process

35,646

40,587

Finished goods

106,413

118,060

$

595,127

$

561,212

5.

Leases receivable

Leases receivable include amounts due from customers in monthly instalments on five-year leasing contracts expiring in 2005.  Contracts bear interest rates of 12% per annum and are secured by the equipment under lease.

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

6.

Equipment

2002

Accumulated

Net book

Cost

amortization

value

Computer equipment

$

85,648

33,134

$

52,514

Office furniture and equipment

68,713

7,488

61,225

Manufacturing equipment

28,360

20,655

7,705

Leasehold improvements

46,814

23,758

23,056

$

229,535

85,035

$

144,500

2001

Accumulated

Net book

Cost

amortization

value

Computer equipment

$

52,022

$

20,898

$

31,124

Office furniture and equipment

2,792

1,484

1,308

Manufacturing equipment

24,651

17,235

7,416

Leasehold improvements

46,814

17,957

28,857

$

126,279

$

57,574

$

68,705

7.

Bank indebtedness

Bank indebtedness represent cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000.  Amounts outstanding under the bank credit facility bear interest at the bank's prime lending rate plus 0.50%, are repayable on demand and are secured by personal property of a significant stockholder.  Drawings under the bank credit facility totaled $27,412 at December 31, 2002.

8.

Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

9.

Capital stock

(a)

Each share of common stock has the same rights, privileges and preferences.  The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock.  The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock.  There is no preferred stock issued and outstanding at December 31, 2002 (2001 - nil).

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

(b)

During the year ended December 31, 2002, the Company issued 1,600,000 shares of common stock for gross proceeds of $1,642,056.  Total professional fees and commissions related to this offering were $281,866, of which $67,117 were paid during the year ended December 31, 2001, resulting in net proceeds to the Company of $1,360,190.  The Company also issued 81,250 shares of common stock on the exercise of stock options for gross proceeds of $82,138.  During the year ended December 31, 2001, the Company issued 3,300,000 shares of common stock to acquire all of the voting shares of VCCS.  The Company issued 200,000 shares of common stock for gross proceeds of $109,821 less stock issue costs, consisting of professional fees and commissions, related to this offering of $56,824.

(c)

Stock-based compensation plan

(i)

The 2001 Stock Option Plan (the "Plan") serves as an equity incentive program for management, qualified employees, members of the Board of Directors and independent advisors or consultants.  The Plan became effective on December 21, 2001 and it allows, at any one time, for up to 1,500,000 shares of common stock to be reserved for issuance.  The maximum term during which a vested option may be exercised is ten years from the date of grant.

The vesting period and the option price are determined by the compensation committee.  The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option.

(ii)

During the year ended December 31, 2001, the Company granted 1,255,000 options under the Plan.  The options all have a contractual life of 10 years, an exercise price of $0.65 and vest 25% on each subsequent anniversary of the original grant date.  The Company granted 1,180,000 options to eligible employees under the Plan and no compensation expense was recognized on the grant of these options as the market value of the Company's stock at the date of grant was equal to the exercise price.  The Company also granted 75,000 options to non-employees and recognized non-cash compensation expense of $662 related to the issuance of these options in selling, general and administrative expenses in the 2001 consolidated statement of operations.  The fair value of each non-employee option was estimated at $0.58 based on the Black-Scholes option-pricing model.  The total fair value of these options was $43,770 which is being charged to expense over a period of four years. As at December 31, 2001, no options had vested or expired and no options were exercised or forfeited in the year.

During the year ended December 31, 2002, one quarter of the 1,255,000 options granted during the year ended December 31, 2001 vested, 150,000 options awarded to eligible employees were forfeited and 81,250 options awarded to eligible employees were exercised for gross proceeds of $82,138.  During the year ended December 31, 2002, the Company also recognized non-cash compensation expense of $41,940 related to the options granted to non-employees during the year ended December 31, 2001 in selling, general and administrative expenses in the 2002 consolidated statement of operations.  No options had expired as at December 31, 2002 and the Company did not grant any stock options under the Plan during the year ended December 31, 2002.

The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to the options granted to employees in 2001:

2002                           2001

Net loss, as reported

$(907,371)

$(43,782)

Add: Total stock-based employee compensation expense

        included in net loss, as reported, determined under

       APB 25, net of related tax effects

-

-

Deduct: Total stock-based employee compensation

        expense determined under fair value based

        method for all awards, net of related tax effects                                              (82,846)                               (2,288)

Proforma net loss

$(990,217)

$(46,070)

Loss per common share -

  Basic and diluted, as reported                                                                 $(0.06)                $ (0.00)

Loss per common share -

  Basic and diluted, proforma                                                                    $(0.07)                 $(0.00)

The Company has estimated the fair value of each option on the respective dates of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the options granted in 2001:

2001

Employee options

Non-employee options

Expected dividend yield

-

-

Expected stock price volatility

-

35%

Risk-free interest rate

4.04%

5.44%

Expected life of options

3.5 years

10 years

The weighted average fair value of options granted to employees during the year ended December 31, 2001 was $0.16.

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

10.

Research and development

Research and development expenditures are recorded net of investment tax credits recognized totaling $123,282 (2001 - $142,796).

11.

Income taxes

(a)

Income taxes recoverable:

Income taxes recoverable include federal and provincial income taxes, offset by claims for investment tax credits based on qualifying research and development activity as follows:

2002

2001

Federal and provincial income taxes recoverable (payable)

$

67,352

$

(108,538)

Investment tax credits recognized

45,707

218,968

Income taxes recoverable

$

113,059

$

110,430

Investment tax credits claimed are ultimately subject to the finalization of the review by Canada Customs and Revenue Agency.

Income taxes broken down federally and provincially are as follows:

2002

2001

Current (credit) provision

          Federal

                    $ (59,952)           $

70,674

Provincial

(30,382)

37,864

(90,334)

108,538

  Deferred (credit)

         Federal

-

(11,807)

Provincial

-

(6,299)

-

$

(18,106)

Total

$(90,334)                    $     90,432

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

(b)

A  reconciliation of income tax recovery at statutory rates with the reported income tax recovery is as follows:

2002

2001

Income (loss) before income taxes

                                       $ (997,705)               $       46,650

Income tax recovery at statutory rates

 $  359,319                    $      17,776

Non deductible expenses and other items

(149,288)

(15,303)

Unrecognized benefit of operating losses

(210,031)

(2,473)

Recognized income tax credits

45,707

218,968

Federal and provincial income tax recoverable

67,352

(108,538)

Total income tax recovery

$ 113,059

$ 110,430

(c)

Temporary differences that give rise to the following deferred income tax assets and liabilities are as follows:

2002

2001

Deferred income tax assets:

Warranty provision

$

3,872

$

3,720

Unrecognized investment tax credits (non-refundable)

                                     229,575

                                      -

Unrecognized benefit of operating losses

210,031

-

Gross deferred income tax assets

443,478

3,720

      Valuation allowance

(434,099)

(3,338)

Net deferred income tax assets

9,379

382

Deferred income tax liabilities:

Equipment

(9,379)

(382)

$

-

$

-

The Company has unutilized operating loss carryforwards of $361,400 (2001 - $Nil) which will begin to expire in 2008.

The Company has non-refundable federal investment tax credits of $151,978 (2001 - $Nil) and provincial investment tax credits of $77,597 which will begin to expire in 2011.

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

A valuation allowance is applied to the deferred tax asset because it is not more likely than not that the benefits of the future income tax asset will be available to the Company.

(d)  As a result of the recapitalization and the acquisition of control of VCCS by the Company on

July 27,2001 (note 1), VCCS is deemed to have had a taxation year end on July 26, 2001.  The figures above reflect the taxes related to both taxation periods in the financial year.

12.

Related party transactions:

Trade accounts receivable includes $87,770 (December 31, 2001 - $115,456) that is due from a company that, prior to June 1, 2002, had common stockholders.  The amounts due are non-interest bearing, unsecured and have no fixed terms of repayment.

During the year ended December 31, 2002, the Company sold products for $112,043 (December 31, 2001 - $218,632) to an affiliated company with common ownership.

These transactions were recorded at the agreed exchange amount between the related parties.

13.

Commitments

The Company is committed to minimum annual payments on its premises and automobile leases as follows:

Year ending December 31:

                                                    2003                                                                                        $140,973

                                                    2004                                                                                            53,083

                                                    2005                                                                                            16,636

                                                    2006                                                                                              5,652

                                                    2007                                                                                              2,355

Rent expense included in the statements of operations is $106,867 (2001 - $77,006).

14.

Changes in non-cash working capital balances

2002

2001

Trade accounts receivable

$

22,086

$

402,217

Inventory (note 3)

(27,288)

(26,620)

Prepaid expenses

2,219

2,760

Income taxes recoverable

(2,629)

(48,592)

Leases receivable

24,809

(2,032)

Accounts payable and accrued liabilities (note 3)

(83,738)

(17,490)

$

(64,541)

$

310,243

VISCOUNT SYSTEMS INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2002

15.

Segmented information

(a)

Management has determined that the Company operates in one dominant industry segment, which involves the manufacturing and distribution of electronic premises access equipment.

Of the total revenues, $1,624,140 (2001 - $1,611,183) was derived from U.S.-based customers and $1,739,845 (2001 - $1,627,335) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(b)

Major customers:

No customer represented more than 10% total revenues in either of the two years ended December 31, 2002.

(c)

Products:

Enterphone sales represented 76% of total revenue in 2002 (2001 - 74%).  The balance of the Company's revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

16. Financial instruments

The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, leases receivable, bank indebtedness, accounts payable and accrued liabilities and due to stockholders.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, business concentration or credit risks arising from these financial instruments.  At December 31, 2002, the largest individual account receivable was 14.6% (2001 - 13.6%) of the total balance.  The fair values of these financial instruments approximate their carrying values.

17.

Subsequent event

Subsequent to December 31, 2002, the 2003 Stock Option Plan (the "2003 Plan") became effective.  The 2003 Plan allows for up to 2,600,000 shares of common stock to be reserved for issuance.  The Company granted 2,575,000 options on January 2, 2003.