Form 10QSB
period 2003-03-31
VISCOUNT SYSTEMS INC
filed 2003-05-15
CIK 1158387

 United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

VISCOUNT SYSTEMS, INC.

INDEX TO FORM 10QSB

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management Discussion and Analysis

or Plan of Operation

Item 3.

Controls and Procedures

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Changes in Securities

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote

of Securities Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

CERTIFICATION

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

VISCOUNT SYSTEMS INC.

Interim Condensed Consolidated Balance Sheets

(Expressed in Canadian dollars)

	March 31,	December 31,
	2003	2002
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$ 227,499	$ 272,564
Trade accounts receivable, less allowance for doubtful accounts
of $73,545 at March 31, 2003 and $81,846 at December 31, 2002	595,911	598,687
Inventory (note 2)	692,296	595,127
Prepaid expenses	1,512	1,512
Income taxes recoverable	113,059	113,059
Total current assets	1,630,277	1,580,949

Leases receivable (note 3)	23,308	25,519

Equipment (note 4)	137,494	144,500

Intangible asset	32,737	32,737
Total assets	$1,823,816	$1,783,705

Liabilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$61,272	$27,412
Accounts payable and accrued liabilities	354,031	382,718
Due to stockholders (note 6)	448,402	448,402
Total current liabilities	863,705	858,532

Stockholders' equity Capital stock (note 7)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
15,181,250 common shares	22,772	22,772
Additional paid-in capital	1,484,146	1,482,408
Accumulated deficit	(546,807)	(580,007)
Total stockholders' equity	960,111	925,173
Total liabilities and stockholders' equity	$1,823,816	$1,783,705

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

Three months ended March 31, 2003 and 2002

	2003	2002

Sales	$869,651	$700,754
Cost of sales	421,993	335,628
Gross profit	447,658	365,126

Expenses
Selling, general and administrative	339,334	501,627
Research and development, net	70,477	131,604
Depreciation and amortization	7,006	5,769
	416,817	639,000

Income (loss) before other items	30,841	(273,874)

Other items
Other income	1,182	3,011
Interest and bank charges	(4,538)	(5,535)
	(3,356)	(2,524)

Income (loss) before income taxes	27,485	(276,398)

Income taxes
Current (credit) provision	5,715	-

Net income (loss)	$33,200	$(276,398)

Basic income (loss) per common share	$0.01	$(0.02)

Diluted income (loss) per common share	$0.00	$(0.02)

Weighted average number of common shares outstanding,
basic and diluted	15,181,250	13,926,667

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

Three months ended March 31, 2003

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2003	15,181,250	$22,772	$1,482,408	$(580,007)	$925,173

Fair value of options issued to
non-employees for services			1,738		1,738
Net Income				33,200	33,200

Balance, March 31, 2003	15,181,250	$22,772	$1,484,146	$(546,807)	$960,111

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in Canadian dollars)

Three months ended March 31, 2003 and 2002

	2003	2002

Cash and cash equivalents provided by (used in):

Operating activities:
Net income (loss)	$33,200	$(276,398)
Items not involving cash:
Depreciation and amortization	7,006	5,769
Selling, general and administrative expenses paid by stock options	1,738	19,337
Changes in non-cash working capital balances (note 9)	(120,869)	(53,745)
Net cash used in operating activities	(78,925)	(305,037)

Investing activities:
Purchase of equipment	-	(78,343)
Net cash used in investing activities	-	(78,343)

Financing activities:
Increase (decrease) in bank indebtedness	33,860	(303,091)
Repayment of note payable	-	(20,000)
Issuance of capital stock, net of stock issue costs	-	1,427,307
Net cash provided by financing activities	33,860	1,104,216

Increase (decrease) in cash and cash equivalents	(45,065)	720,836

Cash and cash equivalents, beginning of period	272,564	128,720

Cash and cash equivalents, end of period	$227,499	$849,556

Supplementary information:
Interest paid	$637	$4,075

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in Canadian dollars)

Three months ended March 31, 2003 and 2002

1.

Basis of presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements.  Readers of these statements should read the audited annual consolidated financial statements of the Company filed on Form 10-KSB in conjunction therewith.  Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2003 or for any other interim period.

The financial information as at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has an accumulated deficit of $546,807 at March 31, 2003 and has experienced negative cash flows from operations during the three months ended March 31, 2003.  The Company plans to obtain additional funds through future debt or equity financings over the next twelve months ending March 31, 2004 to offset future operating cash flow deficiencies.  Such financings may not be available when required or on reasonable terms.  In addition, management is reviewing the Company's operating cost expenditure needs.  The resolution of this going concern issue is dependent on the realization of management's plans.  If management is unsuccessful in raising future debt or equity financings, the Company will be required to reduce its operations.

VISCOUNT SYSTEMS INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in Canadian dollars)

Three months ended March 31, 2003 and 2002

VISCOUNT SYSTEMS INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in Canadian dollars)

Three months ended March 31, 2003 and 2002

4.  Equipment (cont'd.)

5.

Bank indebtedness

Bank indebtedness represent cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000.  Amounts outstanding under the bank credit facility bear interest at the bank's prime lending rate plus 0.50%, are repayable on demand and are secured by personal property of a significant stockholder.  Drawings under the bank credit facility totaled $61,272 at March 31, 2003 (March 31, 2002 - $27,412).

6.

Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

7.

Capital stock

(a)    During the three month period ended March 31, 2003, the Company did not issue any common stock.

(b)    Stock-based compensation plan

Under the Company's 2001 Stock Option Plan which continues to be in effect, options granted have a contractual life of 10 years, an exercise price of $0.65 and vest 25% on each subsequent anniversary of the original grant date (see Note 9 in the Form 10-KSB). In addition, the 2003 Stock Option Plan (the "2003 Plan") also serves as an equity incentive program for management, qualified employees, members of the Board of Directors and independent advisors or consultants.  The 2003 Plan became effective on January 3, 2003 and it allows, at any one time, for up to 2,600,000 shares of common

VISCOUNT SYSTEMS INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in Canadian dollars)

Three months ended March 31, 2003 and 2002

7.

Capital stock (cont'd.)

stock to be reserved for issuance.  The maximum term during which a vested option may be exercised is ten years from the date of grant.

The vesting period and the option price are determined by the compensation committee.  The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option.  During the quarter ended March 31, 2003, the Company granted 2,575,000 options under the Plan.  The options all have a contractual life of 10 years, an exercise price of $0.12 and vest 25% on each subsequent anniversary of the original grant date.  The Company granted 2,430,000 options to eligible employees under the Plan and no compensation expense was recognized on the grant of these options as the market value of the Company's stock at the date of grant was equal to the exercise price.  The Company also granted 145,000 options to non-employees and recognized non-cash compensation expense of $1,738 related to the issuance of these options in selling, general and administrative expenses in the interim consolidated statement of operations.  The fair value of each non-employee option was estimated at $0.31 based on the Black-Scholes option-pricing model.  The total fair value of these options was $49,908 which is being charged to expense over a period of four years. As at March 31, 2003, no options had vested or expired and no options were exercised or forfeited in the year.

 The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to the options granted to employees in the first quarter of 2003 and in 2001 under the Company's stock option plans.

VISCOUNT SYSTEMS INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in Canadian dollars)

Three months ended March 31, 2003 and 2002

8.

Related party transactions

As at March 31, 2003, trade accounts receivable includes $42,742 (March 31, 2002 - $100,420) that is due from a company that, prior to June 1, 2002, had common shareholders.  The amounts due are non-interest bearing, unsecured and have no fixed terms of repayment.

During the three month period ended March 31, 2003, the Company sold products for $Nil (March 31, 2002 - $62,867) to an affiliated company with common ownership.

These transactions were recorded at the agreed exchange amount between the related parties.

VISCOUNT SYSTEMS INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in Canadian dollars)

Three months ended March 31, 2003 and 2002

9.

Changes in non-cash working capital

10.

Segmented information

(a)

Management has determined that the Company operates in one dominant reportable industry segment, which involves the manufacturing and distribution of electronic premises access equipment.

Of the total revenues, $318,449 (2002 - $314,996) was derived from U.S.-based customers and $551,202 (2002 - $385,758) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(b)

Major customers:

No customer represented more than 10% of total revenues in either of the three month periods ended March 31, 2003 and 2002.

(c)

Products:

Enterphone sales represented 76% of total revenue during the three month period ended March 31, 2003 (2002 - 77%).  The balance of the Company's revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

Item 2.    Management Discussion and Analysis or Plan of Operation

Sales revenues for the quarter ended March 31, 2003 were $869,651, an increase of 24.1%, as compared to sales revenues of $700,754 for the quarter ended March 31, 2002.  This strong first quarter continues to reflect the strong sales of our core Enterphone product line and to a lesser degree, the rollout of new products, primarily Enterchek II and Emerphone.  Core sales growth continued to come from increased new construction sales in our key markets, notably Chicago, Toronto and Vancouver.

Cost of sales as a percentage of sales was 48.5% and 47.9% for the quarters ended March 31, 2003 and March 31, 2002, respectively. Costs of sales have increased marginally due to the higher cost of certain limited supply raw materials used in our enterphone products.  Our policy of managing cost of sales remains the same. We are continuously focussing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive  raw materials are used in our products.

Gross profit for the quarter ended March 31, 2003 was $447,658, an increase of 22.6%, as compared to a gross profit of $365,126 for the quarter ended March 31, 2002.  This increase corresponds with the increased revenues and controlled cost of sales for the quarter ended March 31, 2003.

Selling, general and administrative expenses decreased by $162,293 or (32.4)% during the quarter ended March 31, 2003 in comparison to the prior year comparative period. This decrease was due to the Company's on-going program to reduce costs, while maintaining an adequate level of operations.  As a percentage of revenues, selling, general and administrative expenses were 39.0% for the quarter ended March 31, 2003, as compared to 71.6% for the quarter ended March 31, 2002.

Research and development costs were $70,477 for the quarter ended March 31, 2003, as compared to $131,604 for the quarter ended March 31, 2002.  This reduction in cost reflects the decreased research and development costs incurred due to our nearly completed MESH project.  Research and development costs for the quarter ended March 31, 2003 are presented net of investment tax credits received of $39,992 for the 2001 fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents have remained fairly consistent during this current quarter, as compared to the year ended December 31, 2002.  At March 31, 2003, cash and cash equivalents totaled $227,499, as compared with the cash and cash equivalents of $272,564 at December 31, 2002. During this current quarter, we received $46,318 in scientific tax funding grants from the Government of Canada for the 2001 fiscal year.  We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 0.50%.  At March 31, 2003, $61,272 was drawn on this facility.  The facility is secured by a general security agreement.

At March 31, 2003, the working capital and current ratio had remained fairly consistent, as compared to the prior year ended December 31, 2002.   At March 31, 2003, we had a working capital of $766,572 and a current ratio of 1.9 to 1.0, as compared to a working capital of $722,417 and a current ratio of 1.8 to 1.0 at December 31, 2002.

The accounts receivable turnover ratio for this current quarter was 65 days as compared to 74 days and 106 days for the year ended December 31, 2002 and quarter ended March 31, 2002, respectively.   This current quarter showed an  improvement of 9 days and 41 days, as compared to the year ended December 31, 2002 and quarter ended March 31, 2002, respectively.  The accounts receivable reserve has also been reduced to $73,545 from $81,846 and $114,414 for the quarter ended March 31, 2003, the year ended December 31, 2002, and the quarter ended March 31, 2002, respectively.  This ratio and reserve reduction were due to the recognition and removal of older doubtful customer accounts from the accounts receivable ledger, as well as more consistent follow-up by management on certain customer accounts.  There has been  no significant or material business conditions that would warrant an increase to the reserve at this time.

We have funded business operations using cash advanced under the bank credit facility, and the scientific tax funding grants received during this first quarter of 2003.

For the quarter ended March 31, 2003, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of March 31, 2003.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

For the quarter ended March 31, 2003, we sold $Nil ($62,867 for the quarter ended March 31, 2002) to a company affiliated through common ownership.   After June 1, 2002, the affiliation ceased.

Item 3.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision of and the participation of our management, including our  Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

None.

Item 2   Change in Securities and Use of Proceeds

On January 3, 2003, we issued options to acquire 2,575,000 shares of our common stock to eligible employees, consultants, officers and directors under our 2003 Stock Option Plan.  The options were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as all option holders were non-U.S. persons as defined under Regulation S.

Item 3   Defaults Upon Senior Securities

None.

Item 4   Submission of Matters to a Vote of Security Holders

None.

Item 5   Other Information

None.

Item 6    Exhibits and Reports on Form 8-K

(a)

Exhibits:

99.1

Certification required pursuant to section 906 of the Sarbanes-Oxley Act.

(b)

Reports on Form 8-K:

On January 21, 2003, Viscount filed a report on Form 8-K announcing the change in independent accountants from KPMG LLP to J.H. Cohn LLP.

On January 3, 2003, Viscount filed an amended report on Form 8-K correcting a report announcing a change of auditor filed on December 20, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2003

VISCOUNT SYSTEMS, INC.

(Registrant)

By:    /s/ Stephen Pineau

Stephen Pineau, President

Dated:  May 15, 2003

By:  __ /s/Les Fong______

       Les Fong, Chief Financial Officer

SECTION 302 CERTIFICATION

I, Stephen Pineau, certify that:

1.  I have reviewed this quarterly report of March 31, 2003 of Viscount Systems Inc.

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

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/  Stephen Pineau

Stephen Pineau,  President

Dated: May 15, 2003

SECTION 302 CERTIFICATION

I, Les Fong, certify that:

1.  I have reviewed this quarterly report of March 31, 2003 of Viscount Systems Inc.

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

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/   Les Fong

Les Fong, Chief Financial Officer

Dated: May 15, 2003