Form 10QSB
period 2003-06-30
VISCOUNT SYSTEMS INC
filed 2003-08-14
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

          ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☐    NO ☐     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of June 30, 2003, the registrant’s outstanding common stock consisted of 15,181,250 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐    NO ☒

VISCOUNT SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

VISCOUNT SYSTEMS INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$262,425	$272,564
Trade accounts receivable, less allowance for doubtful accounts
of $80,007 at June 30, 2003 and $81,846 at December 31, 2002	612,859	598,687
Inventory (note 2)	850,009	595,127
Prepaid expenses	1,512	1,512
Income taxes recoverable	113,059	113,059

Total current assets	1,839,864	1,580,949

Leases receivable (note 3)	21,264	25,519

Equipment, net (note 4)	130,877	144,500

Intangible assets (note 5)	133,937	32,737

Total assets	$2,125,942	$1,783,705

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$129,675	$27,412
Accounts payable and accrued liabilities	260,730	382,718
Due to stockholders (note 7)	448,402	448,402

Total current liabilities	838,807	858,532

Notes payable (note 8)	310,000	-

Total liabilities	1,148,807	858,532

Stockholders' equity
Capital stock (note 9)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$ 0.001 per share
Issued and outstanding:
15,181,250 common shares	22,772	22,772
Additional paid-in capital	1,495,234	1,482,408
Accumulated deficit	(540,871)	(580,007)

Total stockholders' equity	977,135	925,173

Total liabilities and stockholders' equity	$2,125,942	$1,783,705

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Six months ended

	June 30		June 30

	2003	2002	2003	2002

Sales	$854,163	$860,277	$1,723,814	$1,561,031
Cost of sales	380,868	402,280	802,861	737,909

Gross profit	473,295	457,997	920,953	823,122

Expenses
Selling, general and administrative	406,045	738,025	745,379	1,239,990
Research and development, net	54,426	90,576	124,903	222,180
Depreciation and amortization	6,617	6,989	13,623	12,759

	467,088	835,590	883,905	1,474,929

Income (loss) before other items	6,207	(377,593)	37,048	(651,807)

Other items
Other income	1,021	2,790	2,203	5,801
Interest and bank charges	(1,292)	(5,322)	(5,830)	(10,517)

	(271)	(2,532)	(3,627)	(4,716)

Income (loss) before income taxes	5,936	(380,125)	33,421	(656,523)

Income taxes
Current (credit) provision	-	-	(5,715)	-

Net income (loss)	$5,936	$(380,125)	$39,136	$(656,523)

Basic income (loss) per common share	$0.00	$(0.03)	$0.00	$(0.04)

Diluted income (loss) per common share	$0.00	$(0.03)	$0.00	$(0.04)

Weighted average number of common shares outstanding,
basic and diluted	15,181,250	15,100,000	15,181,250	14,702,210

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003

	Common Stock		Additional
			paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2003	15,181,250	$22,772	$1,482,408	$(580,007)	$925,173

Fair value of options issued to
non-employees for services	-	-	12,826	-	12,826
Net income				39,136	39,136

Balance, June 30, 2003	15,181,250	$22,772	$1,495,234	$(540,871)	$977,135

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003 and 2002

	2003	2002

Cash and cash equivalents provided by (used in):

Operating activities:
Net income (loss)	$39,136	$(656,523)
Items not involving cash:
Depreciation and amortization	13,623	12,759
Selling, general and administrative expenses paid by issuing options	12,826	34,298
Changes in non-cash working capital balances (note 11)	(386,787)	(43,230)

Net cash used in operating activities	(321,202)	(652,696)

Investing activities:
Purchase of equipment	-	(89,862)
Purchase of net assets	-	(35,610)
Purchase of service contracts	(101,200)	-

Net cash used in investing activities	(101,200)	(125,472)

Financing activities:
Net increase (decrease) in bank indebtedness	102,263	(92,605)
Proceeds from (repayment of) notes payable	310,000	(20,000)
Issuance of capital stock, net of stock issue costs	-	1,427,307

Net cash provided by financing activities	412,263	1,314,702

Increase (decrease) in cash and cash equivalents	(10,139)	536,534

Cash and cash equivalents, beginning of period	272,564	128,720

Cash and cash equivalents, end of period	$262,425	$665,254

Supplementary information:
Interest paid	$11,727	$5,658

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003 and 2002

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

The financial information as at June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has an accumulated deficit of $540,871 at June 30, 2003 and has experienced negative cash flows from operations during the six months ended June 30, 2003. The Company plans to obtain additional funds through future debt or equity financings over the next twelve months ending June 30, 2004 to offset future operating cash flow deficiencies. Such financings may not be available when required or on reasonable terms. In addition, management is reviewing the Company’s operating cost expenditure needs. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financings, the Company will be required to reduce its operations.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003 and 2002

2.	Inventory

	June 30, 2003	December 31, 2002

Raw materials	$628,165	$453,068
Work in process	112,306	35,646
Finished goods	109,538	106,413

	$850,009	$595,127

3.	Leases receivable

Leases receivable include amounts due from customers in monthly installments on five-year leasing contracts expiring in 2005. Contracts bear interest rates of 12% per annum and are secured by the equipment under lease.

4.	Equipment

		Accumulated
		depreciation and	Net book
June 30, 2003	Cost	amortization	value

Computer equipment	$85,648	$39,607	$46,041
Office furniture and equipment	68,713	10,537	58,176
Manufacturing equipment	28,360	22,262	6,098
Leasehold improvements	46,814	26,252	20,562

	$229,535	$98,658	$130,877

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003 and 2002

4.	Equipment (cont’d.)

			Accumulated
			depreciation and	Net book
	December 31, 2002	Cost	amortization	value

	Computer equipment	$85,648	$33,134	$52,514
	Office furniture and equipment	68,713	7,488	61,225
	Manufacturing equipment	28,360	20,655	7,705
	Leasehold improvements	46,814	23,758	23,056

		$229,535	$85,035	$144,500

5.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone”. The Enterphone 2000 is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus must agree to assign the service agreement to the Company. The Company has agreed to pay Telus a specified amount from time to time based on the number of customers that agree to assign service agreements to it and, accordingly, the aggregate purchase price will vary based on the number of assignments. However, the final purchase price is limited to $450,000 Cdn Final adjustments are to be made 90 days after the closing date of May 16, 2003. As of June 30, 2003, the Company had acquired 1,240 service agreements for which it was obligated to pay a total of $248,000 Cdn of which $101,200 had been paid as of that date. Additional closing dates took place or will take place on July 1, August 1, and August 15, 2003. On July 1, 2003 no additional contracts were assigned. On August 1, 2003 35 additional contractswere assigned, resulting in the Company being obligated to pay Telus an additional $7,000 Cdn.

6.	Bank indebtedness

Bank indebtedness represent cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $225,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 0.50%, are repayable on demand and are secured by personal property of a significant stockholder.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003 and 2002

7.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

8.	Notes payable

The notes payable bear interest at 8% per annum, are unsecured, and are repayable in quarterly instalments through to April 30, 2005.

9.	Capital stock

(a) During the six month period ended June 30, 2003, the Company did not issue any common stock.

(b)

Stock-based compensation plan

Under the Company’s 2001 Stock Option Plan which continues to be in effect, options granted have a contractual life of 10 years, an exercise price of $0.65 and vest 25% on each subsequent anniversary of the original grant date (see Note 9 in the Form 10-KSB). In addition, the 2003 Stock Option Plan (the “2003 Plan”) also serves as an equity incentive program for management, qualified employees, members of the Board of Directors and independent advisors or consultants. The 2003 Plan became effective on January 3, 2003 and it allows, at any one time, for up to 2,600,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant.

The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. During the six months ended June 30, 2003, the Company granted 2,575,000 options under the Plan. The options all have a contractual life of 10 years, an exercise price of $0.12 and vest 25% on each subsequent anniversary of the original grant date. The Company granted 2,430,000 options to eligible employees under the Plan and no compensation expense was recognized on the grant of these options as the market value of the Company’s stock at the date of grant was equal to the exercise price. The Company also granted 145,000 options to non-employees and recognized non-cash compensation expense of $12,826 related to the issuance of these options in selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2003. The fair value of each non-employee option was estimated at $0.31 based on the Black-Scholes option-pricing model. The total fair

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003 and 2002

9.	Capital stock (cont’d.)

value of these options was $49,908 which is being charged to expense over a period of four years. As at June 30, 2003, no options had vested or expired and no options were exercised or forfeited in the year.

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to the options granted to employees under the Company’s stock option plans.

For the three month period ended	June 30,	June 30,
	2003	2002

Net income (loss), as reported	$5,936	$(380,125)
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	-	-
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(58,655)	(20,823)

Pro-forma net loss	$(52,719)	$(400,948)

For the three month period ended	June 30,	June 30,
	2003	2002

Net income (loss) per common share –
basic and diluted, as reported	$0.00	$(0.03)

Net income (loss) per common share –
basic and diluted, pro-forma	$0.00	$(0.03)

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003 and 2002

9.	Capital stock (cont’d.)

	For the six month period ended	June 30,	June 30,
		2003	2002

	Net income (loss), as reported	$39,136	$(656,523)
	Add: Total stock-based employee compensation expense
	included in net income (loss), as reported, determined under
	APB 25, net of related tax effects	-	-
	Deduct: Total stock-based employee compensation
	expense determined under fair value based
	method for all awards, net of related tax effects	(58,655)	(20,823)

	Pro-forma net loss	$(19,519)	$(677,346)

For the six month period ended	June 30,	June 30,
	2003	2002

Net income (loss) per common share –
basic and diluted, as reported	$0.00	$(0.04)

Net income (loss) per common share –
basic and diluted, pro-forma	$0.00	$(0.05)

The Company has estimated the fair value of each option on the respective dates of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the options granted during the six months ended June 30, 2003 under the Company’s 2003 Stock Option Plan:

		2003
	Employee options	Non-employee options

Expected dividend yield	-	-
Expected stock price volatility	120%	120%
Risk-free interest rate	3.78%	4.46%
Expected life of options	3.50 years	9.50 years

The fair value of options granted to employees during the six months ended June 30, 2003 was $0.09.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003 and 2002

10.	Related party transactions

As at June 30, 2003, trade accounts receivable includes $15,095 (June 30, 2002 - 46,943) that is due from a company that, prior to June 1, 2002, had common shareholders. The amounts due are non-interest bearing, unsecured and have no fixed terms of repayment.

During the six month period ended June 30, 2003, the Company sold products for $Nil (June 30, 2002 - $112,043) to an affiliated company with common ownership.

These transactions were recorded at the agreed exchange amount between the related parties.

11.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2003	2002

Trade accounts receivable	$(14,172)	$5,808
Due from related party		46,943
Inventory	(254,882)	(67,850)
Prepaid expenses	-	2,219
Leases receivable	4,255	20,962
Accounts payable and accrued liabilities	(121,988)	(51,312)

	$(386,787)	$(43,230)

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003 and 2002

12.	Segment information

(a)

Operating segments:

The Company organizes its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications wiring to control access to buildings and other facilities for security purposes. The servicing segment, which commenced as a separate segment with the acquisition of the service contracts described in note 5, provides maintenance to these intercom and door access control systems.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies in the Company’s Form 10-KSB for the year ended December 31, 2002. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Retail prices are used to report intersegment sales. Depreciation and amortization are not allocated to the operating segments.

For the thee months ended June 30, 2003	Manufacturing	Servicing	Total

Sales to external customers	778,028	76,136	854,164
Interest (income) expense	(2,841)	4,133	1,292
Depreciation and amortization	6,617	-	6,617
Segment income (loss), before income taxes	(33,331)	39,267	5,936

For the six months ended June 30, 2003	Manufacturing	Servicing	Total

Sales to external customers	1,647,678	76,136	1,723,814
Interest expense	1,697	4,133	5,830
Depreciation and amortization	13,623	-	13,623
Segment income (loss), before income taxes	(5,846)	39,267	33,421

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2003 and 2002

12.	Segment information (cont’d.)

	(b)	Of the total revenues for the six months ended June 30, 2003 , $609,939 (2002 - $775,483) was derived from U.S.-based customers and $1,113,875 (2002 - $785,548) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either of the six month periods ended June 30, 2003 and 2002.

	(d)	Products:

Enterphone sales represented 73.04% of total revenue during the six month period ended June 30, 2003 (June 30, 2002 – 75.5%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit  monitors, infrared and radio frequency remotes.

Item 2.     Management Discussion and Analysis or Plan of Operation

Sales revenues for the six months ended June 30, 2003 were $1,723,814, an increase of 10.4% or $162,783, as compared to sales revenues of $1,561,031 for the six months ended June 30, 2002. Sales have improved due to several reasons. We continue to experience stronger sales from our core Enterphone product line and to a lesser degree, the rollout of new products, primarily Enterchek II and Emerphone. We also shipped our first MESH units during the quarter. Strong core sales growth continued to come from increased new construction sales in our key markets, notably Chicago, Toronto and Vancouver. Sales revenues have also increased due to our agreement to purchase inventory and customer service contracts from TELUS Corporation (“Telus”), on May 16, 2003. TELUS, Canada’s second largest telecommunications provider, has historically provided Enterphone support and maintenance services to over 2,400 customers in Western Canada. As at July 3, 2003, we have acquired 1,240 of these customer service contracts from TELUS by way of assignment. We may acquire an estimated additional 1,160 contracts. On average, each service contract acquired represents ongoing revenues of approximately CAD$33 per month inclusive of parts and labour. These contracts will allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the second quarter of 2003, these service contracts generated aggregate sales revenues of $64,044.

Sales revenues for the three months ended June 30, 2003 were consistent with sales revenues for the three months ended June 30, 2002, $854,163 and $860,277, respectfully.

Cost of sales and services as a percentage of sales was 44.6% and 46.6% for the three and six months ended June 30, 2003, respectively, as compared with the cost of sales as a percentage of sales of 46.8% and 47.3% for the three and six months ended June 30, 2002, respectively. Costs of sales have decreased marginally, but remained fairly consistent, due to the cost of certain limited supply raw materials. Our policy of managing cost of sales remains the same. We are continuously focussing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the three months ended June 30, 2003 was $473,295, an increase of 3.3%, as compared with gross profit of $457,997 for the three months ended June 30, 2002. Gross profit for the six months ended June 30, 2003 was $920,953, an increase of 11.9%, as compared to a gross profit of $823,122 for the six months ended June 30, 2002. This increase corresponds with the increased sales revenues and controlled cost of sales for the six months ended June 30, 2003.

Selling, general and administrative expenses decreased by $331,980 or (45.0)% during the three months ended June 30, 2003 in comparison to the prior year comparative period. Selling, general and administrative expenses were $745,379 and $1,239,990 for the six months ended June 30, 2003 and June 30, 2002, respectively. This is a decrease of $494,611 or (39.9)%. This decrease was due to the Company’s on-going program to reduce costs, while maintaining an adequate level of operations. As a percentage of revenues, selling, general and administrative expenses were 43.2% for the six months ended June 30, 2003, as compared to 79.4% for the six months ended June 30, 2002.

Research and development costs were $54,426 and $124,903 for the three and six months ended June 30, 2003, as compared to $90,576 and $222,180 for the three and six months ended June 30, 2002. This reduction in cost reflects the decreased research and development costs incurred due the completion of the initial stages of the MESH project. Research and development costs for the six months ended June 30, 2003 are presented net of investment tax credits received of $39,992 for the 2001 fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents have remained fairly consistent during this current quarter, as compared to the year ended December 31, 2002. At June 30, 2003, cash and cash equivalents totaled $262,425, as compared with the cash and cash equivalents of $272,564 at December 31, 2002. During the quarter ended March 31, 2003, we received $46,318 in scientific tax funding grants from the Government of Canada for the 2001 fiscal year. We have a bank credit facility available for an operating loan of up to a maximum of $225,000 at the prime lending rate plus 0.50%. At June 30, 2003, $129,675 was drawn on this facility. The facility is secured by a general security agreement.

At June 30, 2003, the working capital was $1,001,057, as compared to a working capital of $722,417 at December 31, 2002. This is an improvement of $278,640. Working capital improved mainly due to the additional inventory acquired from the asset purchase agreement with Telus on May 16, 2003. The current ratio at June 30, 2003 was 2.2 to 1.0 as compared with 1.8 to 1.0 at December 31, 2002. The decrease in the current ratio was due to a higher draw on our bank credit facility.

The accounts receivable turnover ratio for six months ended June 30, 2003 and three months ended March 31, 2003 was 63 days and 65 days, respectively. The accounts receivable turnover ratio for the year ended December 31, 2002 was 74 days and 79 days for the six months ended June 30, 2002. This current quarter ratio showed an improvement of 2 days and 11 days, respectively, as compared to the quarter ended March 31, 2003 and the year ended December 31, 2002. This current quarter ratio has also improved by 16 days as compared to the six months ended June 30, 2002. The accounts receivable reserve has also been reduced to $80,007 from $81,846 and $111,414 for the year ended December 31, 2002 and the six months ended June 30, 2002, respectively. This ratio and reserve reduction were due to the recognition and removal of older doubtful customer accounts from the accounts receivable ledger, as well as more consistent follow-up by management on certain customer accounts. There has been no significant or material business conditions that would warrant an increase to the reserve at this time.

We have funded business operations using cash advanced under the bank credit facility, incurring additional debt through notes payable, and the scientific tax funding grants received during this first quarter of 2003. The notes payable was used to finance the asset purchase agreement with Telus on May 16, 2003. We are obligated to pay Telus no more than $450,000 Cdn. We have paid Telus $101,200 Cdn for the 1,240 contracts that have been acquired to date.

For the quarter ended June 30, 2003, there were no capital expenditures other than the purchase of equipment and the first closing for the acquisition of customer service contracts from TELUS Corporation. The final closing for the acquisition of the customer service contracts will occur on August 15, 2003, subject to any agreed extensions.

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

We do not have any material commitments for capital expenditures as of June 30, 2003.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

For the quarter ended June 30, 2003, we sold $Nil ($112,043 for the six months ended June 30, 2002) to a company affiliated through common ownership. After June 1, 2002, the affiliation ceased.

Item 3.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Company’s Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Change in Securities and Use of Proceeds

On January 3, 2003, we issued options to acquire 2,575,000 shares of our common stock to eligible employees, consultants, officers and directors under our 2003 Stock Option Plan. The options were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as all option holders were non-U.S. persons as defined under Regulation S.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Rule 13a-14(a)/15d-14(a) Certifications
	32.1	Section 1350 Certifications

(b)	Reports on Form 8-K:

On May 28, 2003, Viscount filed a report on Form 8-K announcing the asset purchase agreement of inventory and service contracts from Telus.

On July 10, 2003, Viscount filed an amended report on Form 8-K providing additional disclosure to the asset purchase agreement with Telus.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President

	By:	/s/ Les Fong
Les Fong, Chief Financial Officer