Form 10QSB
period 2003-09-30
VISCOUNT SYSTEMS INC
filed 2003-11-13
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

As of September 30, 2003, the registrant’s outstanding common stock consisted of 15,181,250 shares.

Transitional Small Business Disclosure Format (Check one): YE S ☐    NO ☒

VISCOUNT SYSTEMS, INC.

PART I.     FINANCIAL INFORMATION

All financial information are presented in Canadian dollars. As at September 30, 2003, CDN $1.00 = U.S. $0.74.

Item 1.     Financial Statements

VISCOUNT SYSTEMS INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2003	2002
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$353,216	$272,564
Trade accounts receivable, less allowance for doubtful accounts
of $67,092 at September 30, 2003 and $81,846 at December 31, 2002	705,196	598,687
Inventory (note 2)	843,541	595,127
Prepaid expenses	1,512	1,512
Income taxes recoverable (note 13)	100,180	113,059
Total current assets	2,003,645	1,580,949

Leases receivable (note 3)	18,894	25,519

Equipment, net (note 4)	125,621	144,500

Intangible assets (note 5)	133,937	32,737
Total assets	$2,282,097	$1,783,705

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$103,243	$27,412
Accounts payable and accrued liabilities	323,002	382,718
Due to stockholders (note 7)	448,402	448,402
Total current liabilities	874,647	858,532

Notes payable (note 8)	310,000	-
Total liabilities	1,184,647	858,532

Stockholders' equity
Capital stock (note 9)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$ 0.001 per share
Issued and outstanding:
15,181,250 common shares	22,772	22,772
Additional paid-in capital	1,500,720	1,482,408
Accumulated deficit	(426,042)	(580,007)
Total stockholders' equity	1,097,450	925,173

Total liabilities and stockholders' equity	$2,282,097	$1,783,705

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002

Sales	$1,068,813	$905,642	$2,792,627	$2,466,673
Cost of sales	423,951	406,903	1,226,812	1,144,829
Gross profit	644,862	498,739	1,565,815	1,321,844

Expenses
Selling, general and administrative	447,003	633,448	1,192,382	1,873,073
Research and development, net	65,675	189,088	190,578	411,267
Depreciation and amortization	6,334	7,283	19,957	20,041
	519,012	829,819	1,402,917	2,304,381

Income (loss) before other items	125,850	(331,080)	162,898	(982,537)

Other items
Other income	1,025	18,850	3,228	24,652
Interest and bank charges	(12,046)	2,020	(17,876)	(8,846)
	(11,021)	20,870	(14,648)	15,806

Income (loss) before income taxes	114,829	(310,210)	148,250	(966,731)

Income taxes
Current (credit) provision (note 13)	-	90,334	(5,715)	90,334

Net income (loss)	$114,829	$(219,876)	$153,965	$(876,397)

Basic income (loss) per common share	$0.01	$(0.01)	$0.01	$(0.06)

Diluted income (loss) per common share	$0.01	$(0.01)	$0.01	$(0.06)

Weighted average number of common shares outstanding,
basic	15,181,250	15,130,910	15,181,250	14,776,351
diluted	19,011,250	15,130,910	19,011,250	14,776,351

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2003

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2003	15,181,250	$22,772	$1,482,408	$(580,007)	$925,173

Fair value of options issued to
non-employees for services	-	-	18,312	-	18,312
Net income				153,965	153,965

Balance, September 30, 2003	15,181,250	$22,772	$1,500,720	$(426,042)	$1,097,450

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2003 and 2002

	2003	2002

Cash and cash equivalents provided by (used in):

Operating activities:
Net income (loss)	$153,965	$(876,397)
Items not involving cash:
Depreciation and amortization	19,957	20,041
Selling, general and administrative expenses paid by issuing options	18,312	-
Changes in non-cash working capital balances (note 11)	(395,135)	(67,751)
Net cash used in operating activities	(202,901)	(924,107)

Investing activities:
Increase in short-term investments	-	(213,120)
Purchase of equipment	(1,078)	(99,544)
Purchase of net assets of acquired business	-	(35,610)
Purchase of service contracts	(101,200)	-
Net cash used in investing activities	(102,278)	(348,274)

Financing activities:
Proceeds from (repayment of) bank indebtedness	75,831	(312,601)
Proceeds from (repayment of) notes payable	310,000	(20,000)
Issuance of capital stock, net of stock issue costs	-	1,549,666
Net cash provided by financing activities	385,831	1,217,065

Increase (decrease) in cash and cash equivalents	80,652	(55,316)

Cash and cash equivalents, beginning of period	272,564	128,720

Cash and cash equivalents, end of period	$353,216	$73,404

Supplementary information:
Interest paid	$4,173	$8,122
Income taxes recovered	(12,879)	(42,503)

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2003 and 2002

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

The financial information as at September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

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

The Company has an accumulated deficit of $426,042 at September 30, 2003 and has experienced negative cash flows from operations during the nine months ended September 30, 2003. The Company plans to obtain additional funds through future debt or equity financings over the next twelve months ending September 30, 2004 to offset future operating cash flow deficiencies. Such financings may not be available when required or on reasonable terms. In addition, management is reviewing the Company’s operating cost expenditure needs. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financings, the Company will be required to curtail its operations.

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2003 and 2002

2.	Inventory

	September 30,	December 31,
	2003	2002

Raw materials	$583,706	$453,068
Work in process	81,501	35,646
Finished goods	178,334	106,413

	$843,541	$595,127

3.	Leases receivable

Leases receivable include amounts due from customers in monthly installments on five-year leasing contracts expiring in 2005. Contracts bear interest rates of 12% per annum and are secured by the equipment under lease.

4.	Equipment

		Accumulated
		depreciation and	Net book
September 30, 2003	Cost	amortization	value

Computer equipment	$86,726	$42,572	$44,154
Office furniture and equipment	68,713	12,004	56,709
Manufacturing equipment	28,360	23,007	5,353
Leasehold improvements	46,814	27,409	19,405
	$230,613	$104,992	$125,621

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2003 and 2002

4.	Equipment (cont’d.)

		Accumulated
		depreciation and	Net book
December 31, 2002	Cost	amortization	value

Computer equipment	$85,648	$33,134	$52,514
Office furniture and equipment	68,713	7,488	61,225
Manufacturing equipment	28,360	20,655	7,705
Leasehold improvements	46,814	23,758	23,056
	$229,535	$85,035	$144,500

5.

Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone”. The Enterphone 2000 is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus must agree to assign the service agreement to the Company. The Company had agreed to pay Telus a specified amount from time to time based on the number of customers that agreed to assign service agreements to it and, accordingly, the aggregate purchase price would vary based on the number of assignments. At September 30, 2003, the Company had acquired 2,215 service agreements for which it was obligated to pay a total of $308,920 of which $201,200 had been paid as of that date. The Company has made the final payment of $107,720 on October 20, 2003.

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

Nine months ended September 30, 2003 and 2002

7.	Due to stockholders Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

8.	Notes payable The notes payable bear interest at 8% per annum, are unsecured, and are repayable in quarterly instalments through to April 30, 2005.

9.	Capital stock

(a) During the nine month period ended September 30, 2003, the Company did not issue any common stock.

(b)

Stock-based compensation plan

Under the Company’s 2001 Stock Option Plan which continues to be in effect, options granted have a contractual life of 10 years, an exercise price of $0.65 and vest 25% on each subsequent anniversary of the original grant date (see Note 9 in the Form 10-KSB for the year ended December 31, 2002). Under the Company’s 2001 Stock Option Plan, 350,000 stock options have vested, 81,250 options have been exercised and 107,500 options are still availabe for grant. In addition, the 2003 Stock Option Plan (the “2003 Plan”) also serves as an equity incentive program for management, qualified employees, members of the Board of Directors and independent advisors or consultants. The 2003 Plan became effective on January 3, 2003 and it allows, at any one time, for up to 2,600,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option.

During the nine months ended September 30, 2003, the Company granted 2,575,000 options under the 2003 Plan. The options all have a contractual life of 10 years, an exercise price of $0.12 and vest 25% on each subsequent anniversary of the original grant date. The Company granted 2,430,000 options to eligible employees under the Plan and no compensation expense was recognized on the grant of these options as the Company uses the intrinsic value method of accounting for options pursuant to the provisions of APB 25 and the market value of the Company’s stock at the date of grant was equal to the exercise price. The Company also granted 145,000 options to non-employees and recognized non-cash compensation expense of $18,312 related to the issuance of these options in selling, general and administrative expenses in the consolidated statement of operations for the

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2003 and 2002

9.	Capital stock (cont’d.)

nine months ended September 30, 2003. The fair value of each non-employee option was estimated at $0.30 based on the Black-Scholes option-pricing model. The total fair value of these options was approximately $50,000 which is being charged to expense over a period of four years. As at September 30, 2003, no options had vested or expired and no options were exercised or forfeited in the nine month period then ended.

The following table illustrates the pro-forma effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to the options granted to employees under the Company’s stock option plans.

For the three month period ended	September 30,	September 30,
	2003	2002

Net income (loss), as reported	$114,829	$(219,876)
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	-	-
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(59,299)	(21,052)
Pro-forma net income (loss)	$55,530	$(240,928)

For the three month period ended	September 30,	September 30,
	2003	2002
Net income (loss) per common share –
basic, as reported	$0.01	$(0.01)

Net income (loss) per common share –
diluted, pro-forma	$0.01	$(0.01)

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2003 and 2002

9.	Capital stock (cont’d.)

For the nine month period ended	September 30,	September 30,
	2003	2002

Net income (loss), as reported	$153,965	$(876,397)
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	-	-
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(175,964)	(21,052)
Pro-forma net (loss)	$(21,999)	$(897,449)

For the nine month period ended	September 30,	September 30,
	2003	2002
Net income (loss) per common share –
Basic, as reported	$0.01	$(0.06)

Net income (loss) per common share –
diluted, pro-forma	$0.01	$(0.06)

The Company has estimated the fair value of each option on the respective dates of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the options granted during the nine months ended September 30, 2003 under the Company’s 2003 Stock Option Plan:

		2003
	Employee options	Non-employee options
Expected dividend yield	-	-
Expected stock price volatility	150%	150%
Risk-free interest rate	4.30%	4.55%
Expected life of options	3.25 years	9.25 years

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2003 and 2002

10.

Related party transactions

As at September 30, 2003, trade accounts receivable includes $31,851 (December 31, 2002 - $87,770) that is due from a company that, prior to June 1, 2002, had common stockholders. The amounts due are non-interest bearing, unsecured and have no fixed terms of repayment.

During the nine month period ended September 30, 2003, the Company sold products for nil (September 30, 2002 - $112,043) to an affiliated company with common ownership.

These transactions were recorded at the agreed exchange amount between the related parties.

11.	Changes in non-cash working capital balances

	Nine months ended
	September 30,
	2003	2002

Trade accounts receivable	$(106,509)	$(42,253)
Inventory	(248,414)	(82,841)
Prepaid expenses	-	2,219
Income taxes recoverable	12,879	20.089
Leases receivable	6,625	22,888
Accounts payable and accrued liabilities	(59,716)	12,147
	$(395,135)	$(67,751)

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2003 and 2002

12.	Segment information

(a)

Operating segments:

Commencing with the acquisition of the servicing agreements from Telus on May 16, 2003, as described in Note 5, the Company has organized its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications wiring to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and door access control systems.

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

For the thee months ended September 30,	Manufacturing	Servicing	Total
2003

Sales to external customers	$798,922	$269,891	$1,068,813
Interest (income) expense	5,846	6,200	12,046
Depreciation and amortization	6,334	-	6,334
Segment income (loss), before income taxes	(14,260)	129,089	114,829

For the nine months ended September 30,	Manufacturing	Servicing	Total
2003

Sales to external customers	$2,446,599	$346,028	$2,792,627
Interest expense	7,545	10,333	17,878
Depreciation and amortization	19,957	-	19,957
Segment income (loss), before income taxes	(20,107)	168,357	148,250

VISCOUNT SYSTEMS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2003 and 2002

12.	Segment information (cont’d.)

(b)

Of the total revenues for the nine months ended September 30, 2003, $925,809 (2002 -$1,224,282) was derived from U.S.-based customers and $1,866,818 (2002 -$1,242,391) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers: No customer represented more than 10% of total revenues in either of the nine month periods ended September 30, 2003 and 2002.

(d)

Products:

Enterphone sales represented 67.52% of total revenue during the nine month period ended September 30, 2003 (September 30, 2002 – 76.2%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

13.

Income taxes

The income tax provisions on the accompanying interim consolidated statements of operations for the nine and three months ended September 30, 2003 differ from the amounts computed using the effective statutory rates due primarily to the availability of net operating loss carryforwards and other tax credits.

Item 2.     Management Discussion and Analysis or Plan of Operation

Sales revenues for the three months ended September 30, 2003 were $1,068,813, an increase of 18.0% or $163,171, as compared to sales revenues of $905,642 for the three months ended September 30, 2002. Sales revenues for the nine months ended September 30, 2003 were $2,792,627, as compared to $2,466,673 for the nine months ended September 30, 2002. This is an increase of 13.2% or $325,954. Sales have improved due to several reasons. Sales from our core Enterphone product lines have continued to be stable and show steady growth. These sales included sales of our new MESH and Emerphone products. In addition, the previously announced acquisition of customer service contracts, acquired from TELUS Corporation (“Telus”) on May 16, 2003, was completed on September 15, 2003, with a total of 2,215 assigned service contracts. On average, each service contract acquired represents ongoing revenues of approximately CAD$33 per month, inclusive of parts and labour. These contracts will allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the third quarter of 2003, these service contracts generated aggregate sales revenues of $269,891, including equipment sales to these assigned service customers.

Cost of sales and services as a percentage of sales was 39.7% and 43.9% for the three and nine months ended September 30, 2003, respectively, as compared with the cost of sales as a percentage of sales of 44.9% and 46.4% for the three and nine months ended September 30, 2002, respectively. Costs of sales have decreased marginally, but remained fairly consistent, due to the cost of certain limited supply raw materials. Our policy of managing cost of sales remains the same. We are continuously focusing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the three months ended September 30, 2003 was $644,862, an increase of 29.3%, as compared with gross profit of $498,739 for the three months ended September 30, 2002. Gross profit for the nine months ended September 30, 2003 was $1,565,815, an increase of 18.5%, as compared to a gross profit of $1,321,844 for the nine months ended September 30, 2002. This increase corresponds with the increased sales revenues and decreased cost of sales for the nine months ended September 30, 2003.

Selling, general and administrative expenses decreased by $186,445 or (29.4)% during the three months ended September 30, 2003 in comparison to the prior year comparative period. Selling, general and administrative expenses were $1,192,382 and $1,873,073 for the nine months ended September 30, 2003 and September 30, 2002, respectively. This is a decrease of $680,691 or 36.3%. This decrease was due to the Company’s on-going program to reduce costs, while maintaining an adequate level of operation. As a percentage of revenues, selling, general and administrative expenses were 42.7% for the nine months ended September 30, 2003, as compared to 75.9% for the nine months ended September 30, 2002.

Research and development costs were $65,675 and $190,578 for the three and nine months ended September 30, 2003, as compared to $189,088 and $411,267 for the three and nine months ended September 30, 2002. This reduction in cost reflects the decreased research and development costs incurred due the completion of the initial stages of the MESH project. Research and development costs for the nine months ended September 30, 2003 are presented net of investment tax credits received of $39,992 for the 2001 fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents have remained fairly consistent during this current quarter, as compared to the year ended December 31, 2002. At September 30, 2003, cash and cash equivalents totaled $353,216, as compared with the cash and cash equivalents of $272,564 at December 31, 2002. During the quarter ended March 31, 2003, we received $46,318 in scientific tax funding grants from the Government of Canada for the 2001 fiscal year. We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 0.50%. At September 30, 2003, $103,243 was drawn on this facility. The facility is secured by a general security agreement.

At September 30, 2003, the working capital was $1,128,998, as compared to a working capital of $722,417 at December 31, 2002. This is an improvement of $406,581. Working capital improved because $310,000 was borrowed on a long-term basis to acquire the servicing agreements from Telus on May 16, 2003. The current ratio at September 30, 2003 was 2.3 to 1.0 as compared with 1.8 to 1.0 at December 31, 2002. The increased current ratio reflects our improved working capital position.

The accounts receivable turnover ratio for nine months ended September 30, 2003 and six months ended June 30, 2003 was 63 days. The accounts receivable turnover ratio for the three months ended March 31, 2003 and for the year ended December 31, 2002 was 65 days and 74, respectively. The accounts receivable turnover ratio for the nine months ended September 30, 2002 was 75 days. This current quarter ratio has remained consistent with the prior quarter ratio, but improved by 11 days since the year ended December 31, 2002. This current quarter ratio has also improved by 12 days, as compared to the nine months ended September 30, 2002. The accounts receivable reserve has also been reduced to $67,092 from $81,846 and $176,103 for the year ended December 31, 2002 and the nine months ended September 30, 2002, respectively. This ratio and reserve reduction were due to the recognition and removal of older doubtful customer accounts from the accounts receivable ledger, as well as more consistent follow-up by management on certain customer accounts. There has been no significant or material business conditions that would warrant an increase to the reserve at this time.

We have funded business operations using cash advanced under the bank credit facility, incurring additional debt through notes payable, and the scientific tax funding grants received during the first quarter of 2003. Proceeds from notes payable were used to finance the asset purchase agreement with Telus on May 16, 2003. The final purchase price of $308,920 was determined at September 30, 2003. We have paid Telus $201,200 for the 2,215 contracts that have been acquired as at September 30, 2003. Subsequently, we have paid Telus the remaining $107,720 on October 20, 2003.

For the nine months ended September 30, 2003, there were no capital expenditures other than the purchase of equipment and the payment of $201,200 for the acquisition of customer service contracts from Telus.

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

We do not have any material commitments for capital expenditures as of September 30, 2003.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

For the quarter ended September 30, 2003, we sold $Nil ($112,043 for the nine months ended September, 2002) to a company affiliated through common ownership. After June 1, 2002, the affiliation ceased.

Item 3.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Company’s Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 3     Defaults Upon Senior Securities

None.

Item 4     Submission of Matters to a Vote of Security Holders

None.

Item 5     Other Information

None.

Item 6     Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Rule 13a-14(a)/15d-14(a) Certification

	31.2	Rule 13a-14(a)/15d-14(a) Certification

	32.1	Section 1350 Certifications

(b)	Reports on Form 8-K:

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

Date: November 12, 2003	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President

	By:	/s/ Les Fong
Les Fong, Chief Financial Officer