Form 10KSB
period 2003-12-31
VISCOUNT SYSTEMS INC
filed 2004-03-30
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 000-49746

VISCOUNT SYSTEMS, INC.
(Name of small business issuer in its charter)

NEVADA	88-0498783
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4585 Tillicum Street, Burnaby, British Columbia, Canada	V5J 3J9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 327-9446

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $3,150,477 ($4,084,593 in Canadian dollars converted at an exchange rate of US$0.771/CDN$1.000).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $18,816,476 as at February 18, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,221,250 shares of common stock as at February 18, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2003.

Transitional Small Business Disclosure Format (Check one):   Yes ☐        No ☒

Form 10-KSB Table of Contents

Part	Item No.

I	1	Description of Business
	2	Description of Property
	3	Legal Proceedings
	4	Submission of Matters to a Vote of Security Holders
II	5	Market for Common Equity and Related Stockholder Matters
	6	Management’s Discussion and Analysis or Plan of Operation
	7	Financial Statements
	8	Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure
	8A	Controls and Procedures
III	9	Directors, Executive Officers, Promoters, and Control Persons; Compliance
With Section 16(a) of the Exchange Act
	10	Executive Compensation
	11	Security Ownership of Certain Beneficial Owners and Management
	12	Certain Relationships and Related Transactions
IV	13	Exhibits and Reports on Form 8-K
	14	Principal Accountant Fees and Services
Signatures

FORM 10-KSB

VISCOUNT SYSTEMS, INC.

PART I.

Certain statements in this Form 10-KSB regarding future expectations and financial performance should be regarded as forward-looking statements and are subject to various risks and uncertainties including those described elsewhere in this Form 10-KSB, and in the Company’s Securities and Exchange Commission filings.

Currency of Financial Information and Exchange Rate Table

We maintain our books of account in Canadian dollars and references to the dollar amounts herein are to the lawful currency of Canada unless otherwise designated.

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00. On March 5, 2003, the exchange rate was US$1.00 per CDN$1.3191. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2004	1.3442	1.3108
January 2004	1.3340	1.2690
December 2003	1.3405	1.2923
November 2003	1.3362	1.2973
October 2003	1.3481	1.3043
September 2003	1.3876	1.3469

The following table sets out the exchange rate information as at each of the years ended December 31, 2002 2003.

	Year Ended December 31
	2002	2003

Rate at end of Period	1.5800	1.2923
Average Rate during Period	1.5704	1.4012
Low	1.5108	1.2923
High	1.6128	1.5750

Item 1. DESCRIPTION OF BUSINESS

GENERAL

We are a provider of access control security products. Our current access control product line consists of Enterphone, a building intercom; Entercheck, a card access system; RadioClik and InfraClik, radio frequency and infrared remote controls; Elektra, liquid crystal display intercom panels; EmerPhone, emergency telephone entry systems; and various accessories. In 2003 we commenced commercial sales of our MESH product line. MESH (Multi-Embedded Security Hub) is a new technology developed by Viscount that uses current high technology, including in micro-chip, software and communications, to create an access control and management which reduces the cost of installation and operation while increasing functionality.

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

BUSINESS OVERVIEW

We design, produce and sell intercom and door access control systems. These systems use telecommunications wiring to control access to buildings and other facilities for security purposes. While much of our current revenues are derived from sales of the Enterphone technology and related security products, we expect our recently released MESH technology to be a significant new source of revenues. We also provide maintenance services to approximately 2,165 Enterphone installations in Western Canada.

The Enterphone is a building access control system that uses a building’s internal phone wiring thereby avoiding use of telephone utility services. Our products include access control panels that use the Enterphone technology. Our control panels are typically installed at entrances to apartment buildings or other access controlled buildings. The control panels are sold in various formats and with varying features and capabilities. Our Enterphone technology control panels are sold through an established distribution network, and can be found installed in approximately 30,000 buildings throughout North America. We also package and sell access control and security products that are complementary to our Enterphone product, including card access systems, radio frequency remote controls, intercom monitors and closed circuit cameras.

Our recently released MESH technology is based on a proprietary software platform that can be used for a variety of security and access control applications as well as communications functions. The technology represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 access points per controller. A building access system using the MESH technology can control several hundred points of access from a single hardware and software platform. The technology also allows several previously independent building control systems to be hosted on a single hardware and software platform. Our proprietary MESH software is designed to be modular permitting additional applications to be added as modules each operating other building and area control systems and high technology requirements.

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

In 2002, we acquired the assets of Sigma Data Systems of British Columbia, Canada. Sigma Data Systems has been designing and manufacturing electronic assemblies for telecommunications and hydroelectric applications since 1993. Sigma Data Systems’ largest customer was BC Hydro, the government owned hydro-electric utility for the Province of British Columbia. We have assumed their contract with BC Hydro, which runs until mid-2004. Services to BC Hydro involve custom manufacturing of communications equipment. Any renewal contract with BC Hydro will be subject to a competitive bidding process.

In 2003 we acquired certain inventory and a service contracts from Telus Corporation. The service contracts relate to the maintenance of approximately 2,165 Enterphone installations throughout Western Canada. The inventory is comprised of various products and components for installation and repair of our Enterphone systems.

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

The recently completed MESH, which we have been developing since 1998, is a new integrated platform for building access control and management. MESH is currently the focus of our corporate development.

INDUSTRY OVERVIEW

We compete in the building intercom and access control systems industry. The intercom and access control industry is sometimes referred to as a segment of the low voltage systems industry. Our intercom and access control systems are designed to automate the control of access to buildings or other restricted access areas. Intercom systems and access control systems are complementary, however they can also be used independently depending on user requirements. For example, most modern residential apartment or condominium buildings have an intercom system for visitors wishing to communicate with residents. Residents, on the other hand, are issued access cards that can be used in conjunction with card readers installed beside doors or elevators in order to gain access.

Access control systems provide two functions for a building. Building tenants use access cards and readers that control access through doors, gates or elevators, while visitors use telephone intercoms to be granted admission by a building occupant or manager. The systems also provide sophisticated alarm functions such as identifying doors left open or forced entry. The sophistication of systems ranges from controlling a single door where records are kept manually, to large enterprise systems covering hundreds of buildings from a dedicated security facility.

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

Access Control Systems Technology

The access control industry has traditionally used a technology known as Wiegand. Approximately 90% of the world’s installed access systems are based on Wiegand technology. Today, these systems are commonly found in residential, commercial and industrial buildings in the form of access control cards and card readers. Wiegand was initially developed in 1970 by Senso Engineering as an access card technology. The card technology uses a special patented process whereby wires are imbedded in a plastic access card to encode its data. When passed through a magnetic field generated by a card reader, the card generates a signal which is received and interpreted by the card reader. If the signal is recognized, the reader will transmit the information to a host controller to activate a switch, which for example purposes, may release a lock or open an elevator to permit building access to the cardholder. A host controller is essentially computer hardware that is programmed to receive information from the card reader in order to permit access to a building. Wiegand technology has established itself as the industry standard as it is viewed as being reliable and difficult to counterfeit the access cards.

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

The underlying technology that operates these traditional access control systems is approximately 30 years old. The readers are considered “dumb” readers as they simply receive information from the access card and transmit it to a host controller. The host controller processes the information in order to determine whether to grant or deny access. If access is granted, the host controller then transmits a signal to activate a switch to open the access point where the reader is located. This is a simple input/output type relay system which requires a separate host controller for approximately every eight access points.

As a result of the limitations and hardware requirements of the traditional access control systems, some security industry manufacturers are developing and marketing “intelligent” access control and communications systems. Intelligent systems allow several previously independent building control systems, such as intercom, access control, video, and climate control, to be controlled by a single server. These systems are based on software designed to control hundreds of readers from a single computer server, combined with “smart chips” installed in readers at each control point. Smart chips are programmable computer chips that permit access card readers to grant or deny access without the need to relay a signal to and from a central host controller. Smart chips can be programmed to perform tasks for a diverse range of building control systems, such as fire alarm systems, heating/ventilation and air conditioning, and building access and elevator controls. As the smart chip is programmed to make its own decisions on a given application, this reduces the load on the central host computer. The host computer accordingly performs primarily a monitoring and information collection function.

We are participating in this advance in the access control industry with our proprietary MESH intelligent access control and communication technology system. We believe that intelligent systems, including smart chip readers and cards will supersede systems based on Wiegand technology.

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

For the year ended December 31, 2003, approximately 31% of total sales of our products and services were generated in the United States, and 69% in Canada. This represents a change from 2002, where sales to the United States and Canada were 48% and 52%, respectively. The change is in part due to increased sales of products and services in Canada as a result of our acquisition of service contracts and inventory from Telus Corporation. Information on our existing products can be viewed on our website at www.viscount.com.

Our Enterphone Access Control Products

Our past principal product was the Enterphone intercom and access control system. Enterphone is our patented building entry control system that uses a building’s internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building’s internal phone wiring by our Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes our Enterphone system distinct from other “dial-up” telephone entry systems that use telephone company lines. Sales of our products based on the Enterphone system account for approximately 60% of our total sales in fiscal 2003. This is down from approximately 76% in fiscal 2002, due in part to the development of other sources of sales, including Enterphone maintenance contracts, new product lines, and our OEM product lines.

Our Enterphone system is sold as a central control panel which is installed in a building’s telephone control room. The control panel connects an intercom panel located at an entrance to the building with the telephone of building tenants. A visitor wishing to gain access to the building dials a 1 to 4 digit number at the entrance panel. The call is directed from the entrance panel, through the common control equipment and up to the tenant’s telephone. The tenant hears a unique ring and can unlock the entrance door by pressing a number on the telephone’s numeric keypad. The tenant does not need to rent a telephone line from the telephone company. Each control panel can process connections to as many as 840 suites.

We also manufacture electronic entry access panels that can operate using either our Enterphone system, or dial-up telephone company lines. Our panels are manufactured in various sizes and with various features in order to accommodate varying purposes and building types. For example, we manufacture panels that provide intercom and access control from 1 suite to up to 1000 suites; or panels that provide on-screen name search capabilities; or panels that are streamlined in shape or small in size. All panels that we manufacture incorporate the Enterphone technology, however most panels can also be installed to use telephone company lines.

Our Enterphone panels can also be combined with other technologies such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes, and Wiegand cards and card readers. We purchase these technologies from other manufacturers and resell them under our brand names. Most of the products that we resell can be integrated into our Enterphone access control system.

Our MESH Access Control System

Overview

MESH is a new software based building management system designed to replace traditional systems that are more hardware intensive. We have been developing this new technology since 1998 which was commercially released in late 2003.

MESH is a software platform that communicates with a network of “intelligent” input/output devices, such as card readers or building environment sensors. As such the “intelligence” of the system can be said to be distributed among the input/output devices. This is contrasted with the traditional access control industry, which uses “dumb” readers that require information to be processed at a central host computer. An “intelligent” reader or input/output device uses a pre-programmed “smart chip” which allows it to process information on its own, and does not require the host computer to make action decisions, such as to grant or deny access to a door or to activate air-conditioning. The use of “intelligent” devices accordingly reduces the load on the host computer which allows the host computer to allocate its resources to a greater number and diversity of tasks. The networked distribution of “intelligent” devices also means reduced cost resulting from reduced hardware requirements, easier training of control system operators, and the use of commercially available host computer hardware and communication techniques. Initially, we will apply the MESH technology for access control system purposes.

The conceptual basis for MESH is simple. Virtually every low voltage building technology, except building access, has evolved using “intelligent” addressable network devices. This includes fire alarms and heating/ventilation and air-conditioning. An addressable network is one in which devices can constantly communicate with a host server controller or can be polled for information. For example, if a smoke detector on a non-addressable fire alarm system fails, a fire in that location may go undetected since there is no way to identify the failure without actually testing the device. In contrast, the “smart chip” in an addressable smoke detector may be able to notify the fire panel of a problem immediately and call for service. Access control systems, however, continue to be based on a 30-year-old standard called Wiegand. The limitations of this standard continue to plague the industry due to the slow data transmission speed (9600 baud) between the reader and the host controller, the high cost and quantity of specialized and dedicated hardware, and the inability of the host computer to process voice or video signals. For example, buildings requiring elevator access control have traditionally required a significant amount of expensive dedicated hardware. The MESH network with “intelligent” readers can accomplish these functions without dedicated hardware, resulting in cost reductions, both in terms of the actual hardware required and the labor, cable and conduit costs associated with installation.

The MESH system bypasses the need for specialized and dedicated hardware. Instead, MESH provides a software-based platform that operates on an industrial computer server connected to “intelligent” readers transmitting data at high speed rates of up to 156,000 baud, while simultaneously running voice and video applications. The benefits and functionality derived from this approach can be significant.

MESH Structure

The MESH network consists of a main control computer server communicating with a series of “intelligent” readers, panels, and input/output devices. The key to the technology is the “smart chip” we use, known as the MPNode computer chip, a programmable chip manufactured by Atmel. We purchase the MPNode chips and program them to perform certain functions upon detecting certain data. For access control applications, the chip is installed into a card reader. When data from an access card is received by the card reader, the chip processes the data and makes a decision to grant or deny access. Information on the transaction is passed along to the host computer for data storage and analysis purposes. Traditional Wiegand style card readers require an intermediate controller for every two or three reading devices. An intermediate controller is connected between the host computer and the group of readers controlled by it. In contrast, the MESH systems allows “intelligent” readers to be installed in series, or daisy-chain fashion, without the need for intermediate controllers. Small interface modules are used instead to maintain data flow. This reduces hardware costs as only one host computer is required.

MPNode chips are programmable and accordingly can be applied to various customized tasks requiring an input and output device. The ability of a MESH server to connect directly to a computer network or network of readers, without intermediate controllers, provides additional benefits in terms of cost, connectivity and programming.

MESH panels, located at entrance doors for visitor access, can operate independently or as slaves off the MESH server. The basic MESH panel that we have commercially released is a full color screen industrial computer. Panels may be located at entrance doors for visitor access or can be on-site managed by security guards as they manage the MESH network. The slave/master architecture of MESH panels reduces cost, simplifies programming, and improves data base management.

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

MESH is a modular product, meaning that the software can accommodate add-on features or upgraded features. We have developed various modules for our MESH technology, and we intend to develop further modules which will be released in a series of phases. Some of these product enhancement modules are described below:

  MESH Photo-badging software is being designed to allow digital photo-imaging of individuals accessing a building, which can be stored in a database; in development

  MESH Time and Attendance software will allow human resources personnel to use the card reader database to track employee attendance and to automatically adjust card user characteristics based on vacation schedules, holiday dates and termination; in development

  MESH has the inherent ability to control other electrical circuits. For example, this allows MESH to turn lights on or off based on the sections of a building used by a card holder or to interface with air conditioning units;

  The MESH server provides new opportunities to host video on the unified platform with voice and data. This would represent an entirely new concept in the security industry; not full video – capture only

  The nature of the MESH server makes MESH telephony products inherently Internet enabled. Future MESH appliances may include the MESH television line, which allows residents to view visitors at the door. MESH panels will be able to connect to web enabled set top boxes being promoted as part of the web TV market. MESH may be able to connect to videoconferencing telephones that would compete in the large offshore video intercom business but at a fraction of the cost by saving on conduit and cable;

  The distributed intelligence of MESH makes the product suited to the growing emergency call/nurse call industry;

  MESH networks are built on an open architecture platform which is fully functional to integrate with any existing automation network;

  The initial MESH card reader release will be based on proximity technology. We intend to expand the product line to include readers based on our own infrared system, biometrics, radio frequency and any other reader type which appears to have potential. This may also include the world’s first readers with built-in audio and video ability; and

  A new and emerging market segment tracks not just people, but equipment. A typical application is the embedding of anti-theft chips in computers, which integrate with card reader systems.

Our other products

In addition to our MESH technology, we have developed the EmerPhone and revamped our Entercheck products, both of which were commercially available during the second quarter of 2003. The EmerPhone is a communications system for emergency and assistance applications. The EmerPhone consists of core electronic assembly designed for several separate tasks. These tasks require a variety of mechanical and electronic assemblies. Applications of the EmerPhone are as follows:

  Elevator phones – these small assemblies are required by law to allow people stuck or injured in elevators to call for assistance. Options include surface mount, voice activation, voice messaging, and call indicators for the disabled.

  Panic phones – these units are used primarily for parking lots and underground parking. They allow people in distress to contact security personnel. Options include strobes and sirens to scare away attackers.

  Parking phones – these units are designed to allow people at a parking gate to contact the parking management office if they forget an access card or the gate is broken. Management then has the ability to open the gate remotely.

  Information assistance phones – are used for ATM machines, airports, prisons and other applications where a vandal resistant phone is required to allow people to get information on using equipment or to make hotel reservations.

  Industrial assistance phones – are more ruggedly built units for factories, oil platforms and other industrial applications where specifications may even require explosion proofing.

  Campus phones – are a rapidly growing market segment reflecting the heightened sense of security at university and commercial campuses. Similar to panic phones, campus phones may be built into housing up to 12 feet tall. Strobes, sirens and security cameras may be built into the campus phone. A key element of a campus phone is tracking software. Similar to caller ID software, tracking software allows campus personnel to pinpoint the exact location calling by address or on a map. The systems also require automatic system integrity diagnostics.

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

Our other products include RadioClick and InfraClick, which are remote control access control products produced using primarily OEM components, and are complementary to our Enterphone and Entercheck systems.

OTHER SERVICES

In addition to sales of our Enterphone, MESH and OEM products, we also service approximately 2,165 existing Enterphone installations within Western Canada, and provide custom communications equipment manufacturing to BC Hydro.

PRODUCTION

We currently manufacture the Enterphone and MESH, access control and entrance panel products, and emergency telephone entry systems in-house. Our card readers, radio-frequency and infra-red access, and tracking systems are purchased from other manufacturers and resold under our brand-names. We maintain full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits. We have a policy of supporting old products for up to 20 years and having an assembly staff that allows us the flexibility to produce small runs of high margin legacy products. We plan to continue this process for our older products such as previous versions of the Enterphone. Any new hardware based product designed on a surface mount platform will be produced on a sub-contract basis with final mechanical assembly at our facilities.

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

RESEARCH AND DEVELOPMENT

Our research and development focus continues to be at the rollout and enhancement stages for the MESH and Emerphone product lines. A number of these enhancements were identified in the “MESH Structure” and “Our other products” section of this document. Specific custom MESH applications are also being designed and considered. These include built-in badging printers and a virtual concierge. Ongoing product development includes DSL modifications to our existing Enterphone 2000.

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

The access control market can generally be described as the market for any equipment used to control passage through a door, gate or other portal. A portion of this market is comprised of mechanical and electronic door locks that typically control access through single doors. Many of the single door systems have been engineered for low security levels for customers who do not desire a full access control host. The access control market that we compete in involves computerized access control systems that typically control access through multiple access points, such as our Enterphone system. MESH was designed to present a new technology to this computerized market niche. In particular, in large high-rises with a full MESH system, individual tenants may use the MESH server to control access to one or two doors.

Our traditional market for our Enterphone product was apartment and condominium buildings. While the market for telephone entry type systems amounts to about US$100 million, in the past 10 years there has been a strong trend towards increased building security resulting in much more sophisticated integrated installations. For example, in 1990, a typical condominium building would be equipped with an intercom to admit visitors. Today, a typical new building installation includes telephone entry, card access, closed circuit cameras, individual burglar alarms and panic stations. This puts pressure on manufacturers to provide a comprehensive package and represents an opportunity for significant revenue growth per system. MESH is our first in-house product that addresses these multiple requirements . The modular nature of MESH also provides us with an excellent opportunity to design additional products on the MESH platform to provide enhanced options for a comprehensive building security package.

In addition to apartment entrances, MESH is also designed to provide access control for the rapidly growing gated community market. Monitor style directory panels are also used in thousands of commercial high-rises. The MESH panel provides features previously unavailable for this market. The overall effect of these system advances will be to enhance our core business, while finding applications where the new features expand the traditional market for such systems.

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

Distribution Plan

We currently have approximately 500 dealers of our existing products throughout North America. When our existing business was acquired from BC Tel, we relied primarily on exclusive and semi-exclusive dealers in certain major metropolitan areas. Our distribution network is not static and we are constantly seeking additional sales channels. In October and November of 2003, we signed a distributor deal with Tri Ed, the security distribution subsidiary of Tyco. The agreement placed our security products in 27 Canadian and U.S. Tyco branches, including Denver, Dallas, Phoenix, Seattle and six locations in California.

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

Advertising

Our products are advertised on an ongoing basis in various print publications, which we will continue to do. We have been testing new publications on a regular basis to evaluate response, sales and readership. All leads are followed up and magazines are rated based on a dollar sales per advertising dollar spent ratio. While the sales cycle is sometimes fairly long, this approach has given us a very accurate measure of the effectiveness of various publications and individual ads.

Trade Shows

We have experienced that the marginal dollar benefit of trade show participation is much less than other promotional media (print ad, direct mail etc.). Therefore, we intend to be very selective in introducing MESH this way. We intend to focus on end-user targeted shows rather than dealer shows. It has also been our experience that trade shows are sometimes too useful in educating one’s competitors about new advances in technology. The primary end-user shows we are considering attending, target corporate and institutional security decision-makers, building management and developers, and finally, building automation facility managers.

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

INTELLECTUAL PROPERTY

We will rely on a combination of patent laws (if applicable), trade secret laws, non-disclosure and other contractual agreements, and technical measures to protect the confidential information, know-how, and proprietary rights relating to our Enterphone, MESH and other Viscount products. We have contractual rights with respect to registered North American trademarks and tradenames including the following: Viscount, Enterphone, Enterchek, InfraClick, RadioClick, and EmerPhone. We are in the process of preparing a North American patent application for our MESH technology, and registering North American tradenames for MESH.

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

GOVERNMENT REGULATIONS

All of our Enterphone and OEM products are FCC and IC approved as well as ADA approved where required by law depending specifically on particular products and place of installation. We are in the process of obtaining UL certifications for our MESH products.

Some of our products are still under government regulation. The Enterphone is an interposition technology which in U.S. states can only be installed where the local public service commission has designated the original point of entry of a building as the demarcation point between the telephone company and building owner’s responsibility.

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

OUR SOURCES OF REVENUES

The majority of the Company’s revenues are derived from the Enterphone product line. Historically, the Enterphone product sales represented approximately 72% to 80% of total revenues. In fiscal 2003 this percentage decreased to 60% due in part to new sources of revenues, including maintenance contracts purchased from Telus Corporation, and the commercial launch of MESH, which collectively represented 21.32% of revenues in fiscal 2003. The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs twenty-six full time staff at its production facility and head office located in Burnaby, British Columbia.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

Our executive office and central factory is located in Burnaby, British Columbia, where we currently lease 12,040 square feet. We lease this space under an industry standard operating lease with a term expiring May 31, 2004, renewable at the option of Viscount. Current monthly lease obligations are $7,023. We believe that our current facilities are adequate and are suitable for our current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. Our facilities are adequately insured against perils in a manner consistent with industry practice.

Item 3. LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal actions pending, threatened, or contemplated against us.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trades in our common shares are quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board) which is a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol on this service is “VSYS”.

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. Our shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for the last two fiscal years and the subsequent period ending March 9, 2004. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)
2004	First Quarter (through March 09, 2003)	$2.05	$0.59
2003	Fourth Quarter	0.73	0.22
	Third Quarter	0.29	0.20
	Second Quarter	0.34	0.20
	First Quarter	0.44	0.12
2002	Fourth Quarter	0.45	0.12
	Third Quarter	1.28	0.34
	Second Quarter	3.15	0.90
	First Quarter (beginning February 12, 2002)	1.75	0.74

As of February 18, 2004 there were 51 holders of record of our common stock, holding a total of 15,221,250 shares, and an unknown number of beneficial holders.

We have not declared any dividends in the last two fiscal years.

The following table sets forth information respecting our compensation plans as at December 31, 2003, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,998,750	US$0.27	0
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	3,998,750	--	0

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Sales revenues for the year ended December 31, 2003 have increased by $720,608 or 21.4% to $4,084,593, as compared to sales revenues of $3,363,985 for the year ended December 31, 2002. Sales have improved due to several reasons. Sales from our core Enterphone product lines have continued to be stable and show steady growth. These sales included sales of our new MESH and Emerphone products. In addition, the previously announced acquisition of customer service contracts, acquired from TELUS Corporation (“Telus”) on May 16, 2003, was completed on September 15, 2003, with a total of 2,215 assigned service contracts. On average, each service contract acquired represents ongoing revenues of approximately CAD$33 per month, inclusive of parts and labour. These contracts will allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During 2003, these service contracts generated aggregate sales revenues of $428,567.

The cost of sales as a percentage of sales was 42.4% for the year ended December 31, 2003, as compared with the cost of sales as a percentage of sales of 47.1% for the year ended December 31, 2002. Costs of sales as a percentage of sales has decreased due to management’s commitment of reviewing input costs regularly. Our policy of managing cost of sales remains the same. We are continuously focusing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the year ended December 31, 2003 was $2,353,544, an increase of 32.4%, as compared to a gross profit of $1,778,092 for the year ended December 31, 2002. This increase corresponds with the improved sales revenues and reduced cost of sales percentage for the year ended December 31, 2003.

Selling, general and administrative expenses decreased by $523,812 or (22.7)% for the year ended December 31, 2003 in comparison to the prior year comparative period. This decrease was due to the Company’s on-going program to reduce costs, while maintaining an adequate level of operation. As a percentage of revenues, selling, general and administrative costs were 43.6% for the year ended December 31, 2003, as compared to 68.5% for the year ended December 31, 2002.

Research and development costs were $281,487 for the year ended December 31, 2003, as compared to $449,071 for the year ended December 31, 2002. This reduction in cost reflects the decreased research and development costs incurred due the completion of the initial stages of the MESH project.

Income before tax for the year ended December 31, 2003 was $222,633, as compared to the loss before tax, of $(997,705) for the year ended December 31, 2002. This is an increase of $1,220,338.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2003 totaled $411,447, as compared with the cash and cash equivalents of $272,564 at December 31, 2002. No short-term investments were held at December 31, 2003 or 2002. Our cash position improved for a few reasons. During the quarter ended March 31, 2003, we received $46,318 in scientific tax funding grants from the Government of Canada for the 2001 fiscal year. We are also receiving approximately $100,000 per month of cash receipts from the customer service contracts we acquired from Telus on May 16, 2003. We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 0.50%. At December 31, 2003, $86,115 was drawn on this facility. The facility is secured by a general security agreement.

At December 31, 2003, the working capital was $1,132,224, as compared to a working capital of $722,417 at December 31, 2002. This is an improvement of $409,807. Working capital improved because $310,000 was borrowed on a long-term basis to acquire the servicing agreements from Telus on May 16, 2003. The current ratio at December 31, 2003 was 2.2 to 1.0 as compared with 1.8 to 1.0 at December 31, 2002. The increased current ratio reflects our improved working capital position.

The accounts receivable turnover ratio for the year ended December 31, 2003 was 69 days, as compared to 74 days for the year ended December 31, 2002. This ratio has improved by 5 days since the year ended December 31, 2002. The accounts receivable reserve has also been reduced to $72,902 for the year ended December 31, 2003, as compared to $81,846 for the year ended December 31, 2002. This ratio and reserve reduction were due to the recognition and removal of older doubtful customer accounts from the accounts receivable ledger, as well as more consistent follow-up by management on certain customer accounts. There has been no significant or material business conditions that would warrant an increase to the reserve at this time.

We have funded business operations using cash advanced under the bank credit facility, incurring additional debt through notes payable, and the scientific tax funding grants received during the first quarter of 2003. Proceeds from notes payable were used to finance the asset purchase agreement with Telus on May 16, 2003, of which we were obligated to pay a total of $208,920. This total amount has been paid.

For the year ended December 31, 2003, there were no capital expenditures other than the purchase of equipment and the payment of $208,920 for the acquisition of customer service contracts from Telus.

For the years ended December 31, 2003 and 2002, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

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

We do not have any material commitments for capital expenditures as of December 31, 2003.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

For the year ended December 31, 2003, we sold $Nil ($112,043 for the year ended December 31, 2002) to a company affiliated through common ownership. After June 1, 2002, the affiliation ceased.

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

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that it is not more likely than not that a deferred tax asset will be recovered, a valuation allowance is provided. In making this determination, the Company considers estimated future taxable income and taxable timing differences expected to reverse in the future. Actual results may differ from those estimates

Item 7. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III.

Items 9 - 12

Information with respect to Items 9 - 12 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company, SEC File No. 333-68998 (the “Form SB-2)

3.2	Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Form SB-2

3.3	Bylaws	Incorporated by reference to Exhibit 3.1 to the Form SB-2

10.1	Stock Acquisition Agreement with OMW 4 Corp., dated July 18, 2001	Incorporated by reference to Exhibit 10.1 to the Form SB-2

10.2	Employment Agreement with Stephen Pineau	Incorporated by reference to Exhibit 10.2 to the Form SB-2

10.3	Employment Agreement with Greg Chen	Incorporated by reference to Exhibit 10.3 to the Form SB-2

10.4	2001 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2002

10.5	2003 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2003

10.6	Asset Purchase Agreement between Viscount Communication and Control Systems Inc. and TELUS Corporation dated April 15, 2003	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 28, 2003

10.7	Amending Agreement between Viscount Communication and Control Systems Inc. and TELUS Corporation dated April 30, 2003	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 28, 2003

16.1	Letter from KPMG LLP on change in certifying accountant	Incorporated by reference to Exhibit 16 to the Form 8-K filed with the SEC on January 21, 2003

21.1	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2

23.1	Consent of J.H. Cohn LLP	Filed herewith

31.1	Section 302 certification of the Chief Executive Officer	Filed herewith

31.2	Section 302 certification of the Chief Financial Officer	Filed herewith

32.1	Section 906 certification of the Chief Executive and Chief Financial Officer	Filed herewith

(b) Reports on Form 8-K

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to Item 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated herein by reference.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2004.

VISCOUNT SYSTEMS, INC.
By: /s/ Stephen Pineau
Stephen Pineau
President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	March 30, 2004
	Stephen Pineau	Chief Executive Officer and
Director

By:	/s/ Greg Shen	Chairman of the Board and	March 30, 2004
	Greg Shen	Director

By:	/s/ Les Fong	Chief Financial Officer	March 30, 2004
Les Fong

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
Viscount Systems, Inc.

We have audited the accompanying consolidated balance sheets of Viscount Systems, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viscount Systems, Inc. and Subsidiary at December 31, 2003 and 2002, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP
J. H. Cohn LLP
San Diego, California
March 11, 2004

VISCOUNT SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	December 31,	December 31,
	2003	2002

Assets

Current assets
Cash and cash equivalents	$411,447	$272,564
Trade accounts receivable, less allowance for doubtful accounts
of $72,902 at December 31, 2003 and $81,846 at December 31, 2002 (note 13)	744,309	598,687
Inventory (note 3)	857,133	595,127
Prepaid expenses	1,391	1,512
Income taxes recoverable (note 12)	67,352	113,059
Total current assets	2,081,632	1,580,949

Leases receivable (note 4)	16,778	25,519

Equipment, net (note 5)	121,425	144,500

Intangible assets (note 6)	225,289	32,737

Total assets	$2,445,124	$1,783,705

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 7)	$86,115	$27,412
Accounts payable and accrued liabilities	387,463	382,718
Deferred revenue	27,428	-
Due to stockholders (note 8)	448,402	448,402
Total current liabilities	949,408	858,532

Notes payable (note 9)	265,000	-
Total liabilities	1,214,408	858,532

Commitments (note 14)

Stockholders' equity
Capital stock (note 10)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
15,201,250 common shares (2002 - 15,181,250)	22,792	22,772
Additional paid-in capital	1,552,419	1,482,408
Accumulated deficit	(344,495)	(580,007)
Total stockholders' equity	1,230,716	925,173

Total liabilities and stockholders' equity	$2,445,124	$1,783,705

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in Canadian dollars)

Years ended December 31

	2003	2002

Sales	$4,084,593	$3,363,985
Cost of sales	1,731,049	1,585,893
Gross profit	2,353,544	1,778,092

Expenses
Selling, general and administrative	1,781,525	2,305,336
Research and development, net (note 10)	281,487	449,071
Depreciation and amortization	42,357	35,644
	2,105,369	2,790,051

Income (loss) before other items	248,175	(1,011,959)

Other items
Other income	4,110	27,773
Interest and bank charges	(29,652)	(13,519)
	(25,542)	14,254

Income (loss) before income taxes	222,633	(997,705)

Current credit for income taxes (note 12)	(12,879)	(90,334)

Net income (loss)	$235,512	$(907,371)

Basic and diluted net income (loss) per common share	$0.02	$(0.06)

Weighted average number of common shares outstanding
Basic	15,183,551	14,878,408
Diluted	15,446,761	14,878,408

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
Consolidated Statements of Stockholders' Equity
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in	Retained earnings
	Shares	Amount	capital	(Accumulated deficit)	Total

Balance, January 1, 2002	13,500,000	$20,250	$662	$327,364	$348,276

Stock issued for cash	1,600,000	2,400	1,639,656	-	1,642,056
Stock issued for cash upon
exercise of stock options	81,250	122	82,016	-	82,138
Stock issue costs	-	-	(281,866)	-	(281,866)
Fair value of options issued to
non-employees for services	-	-	41,940		41,940
Net loss	-	-	-	(907,371)	(907,371)

Balance, December 31, 2002	15,181,250	22,772	1,482,408	(580,007)	925,173

Stock issued for cash upon
exercise of stock options	20,000	20	3,157		3,177
Fair value of options issued to
non-employees for services	-	-	66,854	-	66,854
Net income				235,512	235,512

Balance, December 31, 2003	15,201,250	$22,792	$1,552,419	$(344,495)	$1,230,716

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars

Years ended December 31
	2003	2002

Operating activities:
Net income (loss)	$235,512	$(907,371)
Items not involving cash:
Depreciation and amortization	42,357	35,644
Selling, general and administrative expenses paid by stock options	66,854	41,940
Changes in non-cash working capital balances (note 15)	(320,886)	(64,541)
Net cash provided by (used in) operating activities	23,837	(894,328)

Investing activities:
Purchase of equipment	(2,914)	(99,546)
Purchase of net assets of acquired business	-	(35,610)
Purchase of service agreements	(208,920)	-
Net cash used in investing activities	(211,834)	(135,156)

Financing activities:
Proceeds from (repayment of) bank indebtedness	58,703	(316,117)
Proceeds from notes payable	310,000	-
Repayment of notes payable	(45,000)	(20,000)
Issuance of capital stock, net of stock issue costs	3,177	1,509,445
Net cash provided by financing activities	326,880	1,173,328

Increase in cash and cash equivalents	138,883	143,844

Cash and cash equivalents, beginning of year	272,564	128,720

Cash and cash equivalents, end of year	$411,447	$272,564

Supplementary information:
Interest paid	$11,414	$8,625
Income taxes recovered	(12,879)	-

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

1.	Operations

Viscount Systems Inc. (the “Company”) was incorporated on May 24, 2001. The Company manufactures and distributes electronic premises access and security equipment. The functional currency for the Company and its wholly-owned subsidiary is the Canadian dollar.

Effective July 27, 2001, the Company, formerly OMW4 Corp., underwent a corporate reorganization which culminated in the acquisition of all the voting shares of Viscount Communication and Control System Inc. (“VCCS”). This acquisition was accounted for as a recapitalization. Capital stock on the consolidated balance sheets and consolidated statements of stockholder equity have been retroactively restated to reflect the authorized and issued common shares related to VCCS’s stockholders after the recapitalization effectively as if the recapitalization resulted in a stock split of VCCS’s capital. The net income (loss) per share for the periods prior to July 27, 2001 have been calculated using a weighted average number of 10,000,000 shares outstanding, which was the number of common shares issued on completion of the recapitalization. Following the acquisition, OMW4 Corp. was renamed Viscount Systems Inc.

2.	Significant accounting policies

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The significant accounting policies adopted by the Company are as follows:

	(a)	Principles of consolidation

The consolidated financial statements include accounts and results of the Company and its wholly-owned subsidiary, VCCS. All material intercompany transactions and balances have been eliminated in consolidation.

	(b)	Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant areas of estimate are the amount of recoverable investment tax credits (notes 11 and 12(a)), the allowance for doubtful accounts, and the deferred tax valuation allowance. Actual results could differ from those estimates.

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

2.	Significant accounting policies (cont’d…)

(c)
Foreign currency translation and transactions

Monetary items denominated in a foreign currency are translated into Canadian dollars at exchange rates in effect at the balance sheet date. During the year ended December 31, 2003, the aggregate foreign currency transaction gain recognized in determining net income was $72,530 (2002 - $58,579).

(d)
Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less when acquired to be cash and cash equivalents. At December 31, 2003 and 2002, cash and cash equivalents consisted of cash held at banks.

(e)
Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts on a specific account basis based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses.

(f)
Inventory

Raw materials and supplies are stated at the lower of cost or market (replacement cost). Cost is generally determined on the first-in, first-out basis. Work in process and finished goods are stated at the lower of average cost or market (net realizable value). An inventory reserve is recorded based upon a physical count of all obsolete inventory.

	(g)	Equipment Equipment is stated at cost. Depreciation is recorded based on the estimated useful lives of the assets as follows:

Asset	Basis	Rate
Computer equipment	declining balance	30%
Office furniture and equipment	declining balance	20%
Manufacturing equipment	declining balance	20%
Leasehold improvements	straight-line	20%

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

2.	Significant accounting policies (cont’d…)
	(h)	Intangible assets

Intangible assets with an indefinite life consisting of intercom service agreements are recorded at cost and are reviewed annually for impairment.

Intangible assets with a finite life are recorded at cost and amortized over their respective lives. As at December 31, 2003, this intangible asset consisted of a sales contract customer list with a remaining estimated useful life of one year (note 6).

(i)
Impairment of long-lived assets

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

(j)
Revenue recognition

Revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the product does not require significant customization, the fee is fixed and determinable, and collectibility is considered probable. Cash received from customers prior to these criteria being met is recorded as deferred revenue.

	(k)	Research and development costs Research and development costs are expensed as incurred and are shown net of investment tax credits (note 11).

	(l)	Advertising costs Advertising costs are expensed as incurred. Advertising costs amounted to $118,013 (2002 - $419,847).

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

2.	Significant accounting policies (cont’d…)

(m)
Government assistance and investment tax credits

The Company follows the cost reduction method of accounting for government assistance and investment tax credits whereby the estimated net recoverable amount of the benefit of the tax credits is recognized, when reasonable assurance exists as to their collectibility, as a reduction in the cost of the related capital asset or expenditure.

(n)
Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(o)
Net income (loss) per share

Net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if stock options were exercised.

The weighted average number of common shares outstanding for computing basic and diluted net income (loss) per common share was 15,183,551 (2002 - 14,878,408) and 15,446,761 (2002 – 14,878,408). For the year ended December 31, 2003, 263,209 shares attributable to the assumed exercise of outstanding options were included in the calculation of diluted earnings per share. For the year ended December 31, 2002, 1,225,000 shares attributable to the assumed exercise of outstanding options were excluded from the calculation of diluted net income (loss) per common share because the effect was antidilutive. No adjustments were made to the reported net income (loss) in the computation of net income (loss) attributable to common stockholders.

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

2.	Significant accounting policies (cont’d…)

(p)

Stock-based compensation

The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma loss and pro forma loss per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS 123 had been applied to these transactions. Pro forma net income (loss) was $43,904 and $(990,217), basic pro forma net income (loss) per share was $.00 and $(.07) per share and diluted pro forma net income (loss) per share was $.00 and $(.07) per share in 2003 and 2002, respectively, (see note 10).

Pursuant to SFAS 123, the Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees, based upon the fair value of the equity instruments issued, as the services are provided and the options earned.

(q)
New accounting pronouncements

In July 2001, FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), that requires recording the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in the period the obligation is incurred and can be reasonably estimated. The initial recognition of the liability recognized is capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 was effective January 1, 2003.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

2.	Significant accounting policies (cont’d…)

and Hedging Activities”. SFAS 149 was generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003.

The adoption of these new pronouncements did not have and is not expected to have a material effect on the Company's consolidated financial position or results of operations.

3.	Inventory

	2003	2002

Raw materials	$567,665	$453,068
Work in process	65,615	35,646
Finished goods	223,853	106,413

	$857,133	$595,127

4.	Leases receivable

Leases receivable include amounts due from customers in monthly installments on five-year leasing contracts expiring in 2005. Contracts bear interest rates of 12% per annum and are secured by the equipment under lease.

5.	Equipment

		Accumulated
		depreciation and	Net book
2003	Cost	amortization	value

Computer equipment	$88,562	$45,366	$43,196
Office furniture and equipment	68,713	13,435	55,278
Manufacturing equipment	28,360	23,716	4,644
Leasehold improvements	46,814	28,507	18,307

	$232,449	$111,024	$121,425

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

5.	Equipment (cont’d…)

		Accumulated
		depreciation and	Net book
2002	Cost	amortization	value

Computer equipment	$85,648	$33,134	$52,514
Office furniture and equipment	68,713	7,488	61,225
Manufacturing equipment	28,360	20,655	7,705
Leasehold improvements	46,814	23,758	23,056
	$229,535	$85,035	$144,500

6.	Acquistions of intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. The Enterphone 2000 is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus must agree to assign the service agreement to the Company. The Company had agreed to pay Telus a specified amount from time to time based on the number of customers that agreed to assign service agreements to it and, accordingly, the aggregate purchase price would vary based on the number of assignments. At December 31, 2003, the Company had acquired 2,215 service agreements for which it was obligated to pay a total of $208,920 of which all has been paid and included in intangible assets.

During June 2002, the Company acquired certain net assets and business operations of Sigma Data Systems, an unrelated company, for cash consideration of $35,610. This business combination has been accounted for by the purchase method. The consideration has been allocated to the fair value of the net assets acquired as follows:

Inventory	$6,627
Equipment	3,710
Sales contract	40,920
Liabilities assumed	(15,647)

$35,610

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

6.	Intangible assets (cont’d…)

The sales contract is being amortized using the straight-line method over its estimated useful life of 2.5 years. As at December 31, 2003, the sales contract, with a cost of $40,920, has been amortized by $24,552, leaving a net book value of $16,368 included in intangible assets.

Unaudited pro forma information as to the Company’s net loss and net loss per share assuming the acquisition had been consummated on January 1, 2002 has not been presented because such amounts would not differ materially from the related historical amounts.

7.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 0.50%, are repayable on demand and are secured by personal property of a significant stockholder.

8.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

9.	Notes payable

The notes payable bear interest at 8% per annum, are unsecured, and are due April 30, 2005. Potential prepayments are made at the discretion of the Board of Directors.

10.	Capital stock

(a)
Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. There was no preferred stock issued and outstanding at December 31, 2003 (2002 - nil).

(b)
During the year ended December 31, 2003, the Company issued 20,000 shares of common stock on the exercise of stock options for gross proceeds of $3,177.

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

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

10.	Capital stock (cont’d…)

(c)
The Company has the following stock option plans which serve as equity incentive programs for management, qualified employees, members of the Board of Directors and independent advisors or consultants outstanding as at December 31, 2003:

(i)
The 2001 Stock Option Plan (the “2001 Plan”), which became effective on December 21, 2001, permits, at any one time, up to 1,500,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2003, the total number of stock options outstanding under the 2001 Plan is 1,418,750.

(ii)
The 2003 Stock Option Plan (the “2003 Plan”), which became effective on January 3, 2003, permits, at any one time, up to 2,600,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2003, the total number of stock options outstanding under the 2003 Plan is 2,580,000.

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

10.	Capital stock (cont’d…)

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2002	1,255,000	$0.65
Granted	-	-
Exercised	(81,250)	0.65
Expired/cancelled	(100,000)	0.65
Outstanding at December 31, 2002	1,073,750	0.65
Granted	3,062,500	0.13
Exercised	(20,000)	0.12
Expired/cancelled	(117,500)	0.31
Outstanding at December 31, 2003	3,998,750	0.27
Weighted average grant-date fair value		$-
during 2002
Weighted average grant-date fair value
during 2003		$0.09

During the year ended December 31, 2003, the Company recognized stock-based compensation expense on the issuance of stock options to employees of $62,388 (2002 -$Nil) and recorded $4,466 (2002 - $41,940) relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $66,854 (2002 – $41,940) has been recorded in selling, general and administrative expenses in the consolidated statements of operations.

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

10.	Capital stock (cont’d…)

A summary of the stock options outstanding at December 31, 2003 is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Exercise Price	Number	Contractual	Exercise	Number	Average
		Life	Price		Exercise Price

2001 Plan:
$0.12	245,000	9.98 years	$0.12	245,000	$0.12
$0.18	30,000	3.98 years	$0.18	7,500	$0.18
$0.26	100,000	3.98 years	$0.26	50,000	$0.26
$0.45	7,500	3.98 years	$0.45	1,875	$0.45
$0.55	5,000	3.98 years	$0.55	1,250	$0.55
$0.65	1,031,250	7.98 years	$0.65	566,875	$0.65

2003 Plan:
$0.12	2,455,000	9.09 years	$0.12	712,500	$0.12
$0.20	7,500	3.98 years	$0.20	43,750	$0.20
$0.26	105,000	3.98 years	$0.26	17,500	$0.26
$0.60	12,500	3.98 years	$0.60	3,125	$0.60

	3,998,750	8.51 years	$0.27	1,649,375	$0.31

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

10.	Capital stock (cont’d…)

The Company used the Black-Scholes option pricing model to compute estimated fair value based on the following assumptions:

	2003	2002

Expected
dividend yield	-	-
Average
expected stock
price volatility	87%	119%
Risk-free	3.26%
interest rate	5.10%	4.04%
Expected life of
options	1-4 years	3.5 years

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

10.	Capital stock (cont’d…)

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to the options granted to employees under the Company’s stock option plans which assumes that compensation cost had been determined based on the fair value of the options at the date of grant and amortized over the vesting period.

	2003	2002

Net income (loss), as reported	$235,512	$(907,371)
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	62,388	-
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(253,996)	(82,846)
Pro forma net income (loss)	$43,904	$(990,217)

Net income (loss) per common share –
Basic, as reported	$0.02	$(0.06)
Basic, pro forma	0.00	(0.07)

Net income (loss) per common share –
Diluted, as reported	$0.02	$(0.06)
Diluted, pro forma	0.00	(0.07)

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

11.	Research and development

Research and development expenditures are recorded net of investment tax credits, which totaled $nil for the year ended December 31, 2003 (2002 - $123,282).

12.	Income taxes

(a)
Income taxes recoverable:

Income taxes recoverable include federal and provincial income taxes, offset by claims for investment tax credits based on qualifying research and development activity as follows:

	2003	2002
Federal and provincial income taxes recoverable	$67,352	$67,352
Investment tax credits recognized	-	45,707

Income taxes recoverable	$67,352	$113,059

Investment tax credits claimed are ultimately subject to the finalization of the review by the Canada Revenue Agency.

Income taxes broken down federally and provincially are as follows:

	2003	2002
Current (credit) provision
Federal	$(8,255)	$(59,952)
Provincial	(4,624)	(30,382)
Total	$(12,879)	$(90,334)

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

12.	Income taxes (cont’d…)

(b)	A reconciliation of income tax recovery at statutory rates with the reported income tax recovery is as follows:

	2003	2002

Income (loss) before income taxes	$222,633	$(997,705)

Income tax expense (recovery) at statutory rates	$83,710	$(395,091)
Non deductible expenses and other items	118,286	240,373
Recognized operating losses	(61,132)	-
Recognized investment tax credits	(153,743)	-
Unrecognized benefit of operating losses	-	64,384

Total income tax recovery	$(12,879)	$(90,334)

(c)	Temporary differences that give rise to the following deferred income tax assets and liabilities are as follows:

	2003	2002
Deferred income tax assets:
Warranty provision	$7,431	$3,872
Intangible assets	1,373	-
Unrecognized investment tax credits (non-refundable)	169,809	238,004
Unrecognized benefit of research and development costs	271,961	188,916
Unrecognized benefit of operating losses	-	57,881

Gross deferred income tax assets	450,574	488,673
Valuation allowance	(446,779)	(488,673)

Net deferred income tax assets	3,795	-
Deferred income tax liabilities:
Equipment	(3,795)	-

	$-	$-

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

12.	Income taxes (cont’d…)

The Company has unutilized operating loss carryforwards of $Nil (2002 - $162,586). The Company has non-refundable federal investment tax credits of $112,811 (2002 -$156,398) and provincial investment tax credits of $56,998 which will begin to expire in 2012.

The Company has unutilized scientific research and development costs of $763,935 (2002 - $530,664) which are available to reduce taxable income and income taxes payable in future years.

A valuation allowance is applied to the deferred tax asset because it is not more likely than not that the benefits of the future income tax asset will be available to the Company. The Company has a valuation allowance of $446,779 (2002 - $488,673). This represents a decrease of $41,894 and an increase of $443,441, as compared to December 31, 2002 and 2001.

13.	Related party transactions

As at December 31, 2003, trade accounts receivable includes $13,815 (December 31, 2002 - $87,770) that is due from a company that, prior to June 1, 2002, had common stockholders. The amounts due are non-interest bearing, unsecured and have no fixed terms of repayment.

During the year ended December 31, 2003, the Company sold products for $nil (December 31, 2002 - $112,043) to an affiliated company with common ownership.

These transactions were recorded at the agreed exchange amount between the related parties.

14.	Commitments

The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire in 2008 as follows:

Year ending December 31:

2004	$128,797
2005	102,772
2006	66,142
2007	47,486
2008	21,653

Rent expense included in the statements of operations is $107,886 (2002 - $106,867).

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

15.	Changes in non-cash working capital balances

	2003	2002

Trade accounts receivable	$(145,622)	$22,086
Inventory	(262,006)	(27,288)
Prepaid expenses	121	2,219
Income taxes recoverable	45,707	(2,629)
Leases receivable	8,741	24,809
Accounts payable and accrued liabilities	4,745	(83,738)
Deferred revenue	27,428	-

	$(320,886)	$(64,541)

16.	Segment information

(a)	Operating segments:

Commencing with the acquisition of the servicing agreements from Telus on May 16, 2003, as described in Note 6, the Company has organized its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications wiring to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and door access control systems.

The segments’ accounting policies are the same as those described in Note 2. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales. Depreciation and amortization are not allocated to the operating segments.

VISCOUNT SYSTEMS INC.
Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

16.	Segment information (cont’d…)

December 31, 2003	Manufacturing	Servicing	Total

Sales to external customers	$3,311,947	$772,646	$4,084,593
Depreciation and amortization	42,357	-	42,357
Interest expense, net	13,456	16,196	29,652
Segment income (loss) before income taxes	(128,109)	350,742	222,633
Total assets	2,445,124	-	2,445,124

December 31, 2002	Manufacturing	Servicing	Total

Sales to external customers	$3,363,985	-	$3,363,985
Depreciation and amortization	35,644	-	35,644
Interest expense, net	13,519	-	13,519
Segment loss before income taxes	(997,705)	-	(997,705)
Total assets	1,783,705	-	1,783,705

VISCOUNT SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2003

16.	Segment information (cont’d.)

(b)
Of the total revenues for the year ended December 31, 2003, $1,266,637 (2002 -$1,624,140) was derived from U.S.-based customers and $2,817,956 (2002 -$1,739,845) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either of the years ended December 31, 2003 and 2002.

	(d)	Products:

Enterphone sales represented 61% of total revenue during the year ended December 31, 2003 (December 31, 2002 – 76%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

17.	Financial instruments

The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, leases receivable, bank indebtedness, accounts payable, accrued liabilities, due to stockholders, and notes payable. It is management's opinion that the Company is not exposed to significant interest, currency, business concentration or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values based on their liquidity and short-term nature.