Form 10QSB
period 2004-03-31
VISCOUNT SYSTEMS INC
filed 2004-05-06
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☐     NO☐     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 31, 2004, the registrant’s outstanding common stock consisted of 15,433,750 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐      NO ☒

PART I.         FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. The company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These risks and uncertainties, and certain other related factors, are discussed in the company's Form 10-KSB and other filings with the Securities and Exchange Commission. These forward-looking statements are made as of the date of this filing, and the company assumes no obligation to update such forward-looking statements. Refer to the company's Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission for more information.

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2004, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.7634.

Item 1.         Financial Statements

VISCOUNT SYSTEMS INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$338,401	$411,447
Trade accounts receivable, less allowance for doubtful accounts
of $62,393 at March 31, 2004 and $72,902 at December 31, 2003 (note 10)	607,166	744,309
Inventory (note 2)	908,403	857,133
Prepaid expenses	1,391	1,391
Income taxes recoverable	67,352	67,352
Total current assets	1,922,713	2,081,632

Leases receivable (note 3)	14,410	16,778

Equipment, net (note 4)	117,347	121,425

Intangible assets (note 5)	225,289	225,289

Total assets	$2,279,759	$2,445,124

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$36,439	$86,115
Accounts payable and accrued liabilities	430,667	387,463
Deferred revenue	16,583	27,428
Due to stockholders (note 7)	292,402	448,402

Total current liabilities	776,091	949,408

Notes payable (note 8)	235,000	265,000

Total liabilities	1,011,091	1,214,408

Stockholders' equity
Capital stock (note 9)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$ 0.001 per share
Issued and outstanding:
15,433,750 and 15,201,250 common shares	23,025	22,792
Additional paid-in capital	1,617,744	1,552,419
Accumulated deficit	(372,101)	(344,495)
Total stockholders' equity	1,268,668	1,230,716

Total liabilities and stockholders' equity	$2,279,759	$2,445,124

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2004 and 2003

	2004	2003

Sales	$1,148,190	$869,651
Cost of sales	411,042	421,993
Gross profit	737,148	447,658

Expenses
Selling, general and administrative	700,548	339,334
Research and development, net	45,948	70,477
Depreciation and amortization	5,909	7,006
	752,405	416,817

Income (loss) before other items	(15,257)	30,841

Other items
Other income	829	1,182
Interest and bank charges	(13,178)	(4,538)
	(12,349)	(3,356)

Income (loss) before income taxes	(27,606)	27,485

Current credit for income taxes	-	(5,715)

Net income (loss)	$(27,606)	$33,200

Basic net income (loss) per common share	$(0.00)	$0.00

Diluted net income (loss) per common share	$(0.00)	$0.00

Weighted average number of common shares outstanding
Basic	15,282,363	15,181,250
Diluted	15,282,363	15,181,250

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2004	15,201,250	$22,792	$1,552,419	$(344,495)	$1,230,716

Stock issued for cash upon
exercise of stock options	232,500	233	56,657		56,890
Fair value of options issued
for services	-	-	8,668	-	8,668
Net income				(27,606)	(27,606)

Balance, March 31, 2004	15,433,750	$23,025	$1,617,744	$(372,101)	$1,268,668

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2004 and 2003

	2004	2003

Operating activities:
Net income (loss)	$(27,606)	$33,200
Items not involving cash:
Depreciation and amortization	5,909	7,006
Selling, general and administrative expenses paid by stock options	8,668	1,738
Changes in non-cash working capital balances (note 10)	120,600	(120,869)
Net cash provided by (used in) operating activities	107,571	(78,925)

Investing activities:
Purchase of equipment	(1,831)	-
Net cash used in investing activities	(1,831)	-

Financing activities:
Proceeds from (repayment of) bank indebtedness	(49,676)	33,860
Repayment of stockholder loans	(156,000)	-
Repayment of notes payable	(30,000)	-
Issuance of capital stock	56,890	-
Net cash provided by (used in) financing activities	(178,786)	33,860

Decrease in cash and cash equivalents	(73,046)	(45,065)

Cash and cash equivalents, beginning of year	411,447	272,564

Cash and cash equivalents, end of year	$338,401	$227,499

Supplementary information:
Interest paid	$6,674	$637

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Three months ended March 31, 2004 and 2003

1.

Basis of presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. Readers of these statements should read the audited annual consolidated financial statements of the Company filed on Form 10-KSB for the year ended December 31, 2003 in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2004 or for any other interim period.

The financial information as at March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Three months ended March 31, 2004 and 2003

2.	Inventory

	March 31,	December 31,
	2004	2003

Raw materials	$554,627	$567,665
Work in process	103,128	65,615
Finished goods	250,648	223,853

	$908,403	$857,133

3.
Leases receivable

Leases receivable include amounts due from customers in monthly installments on five-year leasing contracts expiring in 2005. Contracts bear interest rates of 12% per annum and are secured by the equipment under lease.

4.	Equipment

		Accumulated
		depreciation and	Net book
March 31, 2004	Cost	amortization	value

Computer equipment	$90,393	$48,161	$42,232
Office furniture and equipment	68,713	14,831	53,882
Manufacturing equipment	28,360	24,389	3,971
Leasehold improvements	46,814	29,552	17,262

	$234,280	$116,933	$117,347

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Three months ended March 31, 2004 and 2003

4.	Equipment (cont’d.)

			Accumulated
			depreciation and	Net book
	December 31, 2003	Cost	amortization	value

	Computer equipment	$88,562	$45,366	$43,196
	Office furniture and equipment	68,713	13,435	55,278
	Manufacturing equipment	28,360	23,716	4,644
	Leasehold improvements	46,814	28,507	18,307

		$232,449	$111,024	$121,425

5.

Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. The Enterphone 2000 is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus had to agree to assign the service agreement to the Company. The Company had agreed to pay Telus a specified amount from time to time based on the number of customers that agreed to assign service agreements to it and, accordingly, the aggregate purchase price would vary based on the number of assignments. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,920. The cost of the service agreements is included in intangible assets at March 31, 2004 and December 31, 2003 and is not subject to amortization.

The Company also has included in intangible assets the amount allocated to a sales contract as a result of the acquisition of a business in 2003, that is being amortized using the straight-line method over its estimated useful life of 2.5 years. As at March 31, 2004, the sales contract, with a cost of $40,920, has been amortized by $24,551, leaving a net book value of $16,369 included in intangible assets.

6.

Bank indebtedness

Bank indebtedness represent cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 0.50%, are repayable on demand and are secured by personal property of a significant stockholder.

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Three months ended March 31, 2004 and 2003

7.	Due to stockholders Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

8.	Notes payable The notes payable bear interest at 8% per annum, are unsecured, and are due April 30, 2005. Principal prepayments are made at the discretion of the Board of Directors.

9.	Capital stock A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price

Outstanding at January 1, 2004	3,998,750	$0.27
Granted	-	-
Exercised	(232,500)	0.18
Expired/cancelled	-	-
Outstanding at March 31, 2004	3,766,250	0.27

The Company received gross proceeds of $56,980 from the exercise of stock options during the three months ended March 31, 2004.

During the three months ended March 31, 2004, the Company recognized stock-based compensation expense from the amortization of the intrinsic value of stock options issued in prior periods to employees of $7,194 (2003 - $nil) and recorded $1,474 (2003 - $1,738) relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $8,668 (2003 – $1,738) has been recorded in selling, general and administrative expenses in the consolidated statements of operations.

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Three months ended March 31, 2004 and 2003

9.

Capital stock (cont’d…)

The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS 123 had been applied to these transactions.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to the options granted to employees under the Company’s stock option plans which assumes that compensation cost had been determined based on the fair value of the options at the date of grant using the Black-Scholes option pricing model and amortized over the vesting period.

	March 31,	March 31,
	2004	2003

Net income (loss), as reported	$(27,606)	$33,200
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	7,194	-
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(38,643)	(39,415)
Pro forma net loss	$(59,055)	$(6,215)

Net income (loss) per common share –
Basic and diluted, as reported	$(0.00)	$0.00
Basic and diluted, pro forma	(0.00)	(0.00)

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Three months ended March 31, 2004 and 2003

9.

Capital stock (cont’d…)

The Company used the Black-Scholes option pricing model to compute estimated fair value of the options for pro forma disclosure purposes based on the following assumptions in 2004 and 2003:

	March 31,	March 31,
	2004	2003

Expected
dividend yield	-	-
Average
expected stock
price volatility	-	90%
Risk-free
interest rate	-	3.78%
Expected life of
options	-	3.75 years

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Three months ended March 31, 2004 and 2003

10.	Changes in non-cash working capital balances

	Three months ended
	March 31,
	2004	2003

Trade accounts receivable	$137,143	$2,776
Inventory	(51,270)	(97,169)
Leases receivable	2,368	2,211
Accounts payable and accrued liabilities	43,204	(28,687)
Deferred revenue	(10,845)	-

	$120,600	$(120,869)

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Three months ended March 31, 2004 and 2003

11.	Segment information

(a)

Operating segments:

Commencing with the acquisition of the servicing agreements from Telus on May 16, 2003, as described in Note 6 in the Form 10-KSB, the Company has organized its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications wiring to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and door access control systems.

The segments’ accounting policies are the same as those described in Note 2 in the Form 10-KSB. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales. Depreciation and amortization are not allocated to the operating segments.

Information as to these reportable segments for the three months ended March 31, 2004 follows (the Company operated in only one segment in the three months ended March 31, 2003):

March 31, 2004	Manufacturing	Servicing	Total

Sales to external customers	$799,504	$348,686	$1,148,190
Depreciation and amortization	5,909	-	5,909
Interest expense, net	8,045	5,133	13,178
Segment income (loss) before income taxes	(211,629)	184,023	(27,606)
Total assets	2,070,839	208,920	2,279,759

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Three months ended March 31, 2004 and 2003

11.	Segment information (cont’d…)

(b)

Of the total revenues for the three months ended March 31, 2004, $220,300 (2003 -$318,449) was derived from U.S.-based customers and $927,890 (2003 - $551,202) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers: No customer represented more than 10% of total revenues in either of the three months ended March 31, 2004 and 2003

(d)

Products:

Enterphone 2000 sales represented 54% of total revenue during the three months ended March 31, 2004 (2003 – 76%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

12.

Net income (loss) per share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if stock options were exercised.

The weighted average number of common shares outstanding for computing basic and diluted net loss per common share for the three months ended March 31, 2004 was 15,282,363 (2003 – 15,181,250). There were 3,766,250 shares attributable to the assumed exercise of outstanding options for the three months ended March 31, 2004 (1,255,000 shares for the three months ended March 31, 2003) that were excluded from the calculation of diluted net loss per common share because the effect was antidilutive and, accordingly, basic and diluted loss per share were the same in each period. No adjustments were made to the reported net loss in the computation of net loss per share.

Item 2.         Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales revenues for the three months ended March 31, 2004 were $1,148,190, an increase of 32.0% or $278,539, as compared to sales revenues of $869,651 for the three months ended March 31, 2003. Sales from our core Enterphone product lines have continued to be stable and show steady growth. These sales included sales of our new MESH and Emerphone products. In addition, the acquisition of customer service contracts from TELUS Corporation (“Telus”) which was completed on September 15, 2003, with a total of 2,215 assigned service contracts, continued to generate strong sales. On average, each service contract acquired represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. These contracts allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the first quarter of 2004, customer service contracts and new equipment sales generated aggregate sales revenues of $348,686.

Cost of sales and services as a percentage of sales was 35.8% and 48.5% for the three months ended March 31, 2004 and 2003, respectively. Costs of sales have decreased due to management continuously focusing on controlling costs and by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the three months ended March 31, 2004 was $737,148, an increase of 64.7%, as compared with gross profit of $447,658 for the three months ended March 31, 2003. This increase corresponds with the increased sales revenues and decreased cost of sales for the three months ended March 31, 2004.

Selling, general and administrative expenses increased by $361,214 or 106.4% during the three months ended March 31, 2004 in comparison to the prior year comparative period. This increase was due to the increased advertising and tradeshow costs incurred to promote our new MESH product and the preparation of promotional materials. The Company also hired additional staff to manage the customer service contracts. As a percentage of sales, selling, general and administrative expenses were 61.0% for the three months ended March 31, 2004, as compared to 39.0% for the three months ended March 31, 2003.

Research and development costs were $45,948 and $70,477 for the three months ended March 31, 2004 and 2003, respectively. This reduction in cost reflects the decreased research and development costs incurred due to the completion of the initial stages of the MESH project.

Liquidity and Capital Resources

Cash and cash equivalents decreased as of March 31, 2004, as compared to December 31, 2003. At March 31, 2004, cash and cash equivalents totaled $338,401, as compared with the cash and cash equivalents of $411,447 at March 31, 2003. During the quarter ended March 31, 2004, cash disbursements increased due to the increased advertising and promotional costs associated with the MESH product. We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 0.50%. At March 31, 2004, $36,439 was drawn on this facility. The facility is secured by a general security agreement and by personal property of a significant stockholder.

At March 31, 2004, working capital was $1,146,622, as compared to a working capital of $1,132,224 at December 31, 2003. Working capital remained fairly consistent, as we showed an improvement of $14,398. The current ratio at March 31, 2004 was 2.5 to 1.0, as compared with 2.2 to 1.0 at December 31, 2003. The current ratio, this quarter, reflects the improvement of working capital and also remains consistent with the current ratio at December 31, 2003.

The accounts receivable turnover ratio for three months ended March 31, 2004 was 54 days, as compared to 69 days and 65 days for the year ended December 31, 2003 and the three months ended March 31, 2003, respectively. The turnover ratio for the three months ended March 31, 2004 improved by 15 days and 11 days, as compared to the year ended December 31, 2003 and the three months ended March 31, 2003, respectively. The accounts receivable reserve has also been reduced to $62,393 from $72,902 and $73,545 for the year ended December 31, 2003 and the three months ended March 31, 2003, respectively. This ratio and reserve reduction were due to the recognition and removal of older doubtful customer accounts from the accounts receivable ledger, as well as more consistent follow-up by management on certain customer accounts. There has been no significant or material business conditions that would warrant an increase to the reserve at this time.

For the three months ended March 31, 2004, there were no capital expenditures other than the purchase of equipment.

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

We do not have any material commitments for capital expenditures as of March 31, 2004.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

There are no related party transactions for the period covered by this report.

Item 3.         Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company’s Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Rule 13a-14(a)/15d-14(a) Certification

	31.2	Rule 13a-14(a)/15d-14(a) Certification

	32.1	Section 1350 Certifications

(b)	Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2004	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President

	By:	/s/ Les Fong
Les Fong, Chief Financial Officer