Form 10QSB
period 2004-06-30
VISCOUNT SYSTEMS INC
filed 2004-08-12
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to __________________

Commission File Number: 000-49746

VISCOUNT SYSTEMS, INC.
(Name of Small Business Issuer in its charter)

Nevada	88-498783
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4585 Tillicum Street, Burnaby, British Columbia, Canada V5J 5K9
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

As of June 30, 2004, the registrant's outstanding common stock consisted of 15,727,500 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐    NO    ☒

PART I.     FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. The company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the company assumes no obligation to update such forward-looking statements.

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2004, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.7459.

Item 1.     Financial Statements

VISCOUNT SYSTEMS INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$376,679	$411,447
Trade accounts receivable, less allowance for doubtful accounts
of $59,979 at June 30, 2004 and $72,902 at December 31, 2003 (note 10)	642,442	744,309
Inventory (note 2)	986,699	857,133
Prepaid expenses	1,391	1,391
Leases receivable (note 3)	11,971	-
Income taxes recoverable	67,352	67,352
Total current assets	2,086,534	2,081,632

Leases receivable (note 3)	-	16,778

Equipment, net (note 4)	113,569	121,425

Intangible assets (note 5)	225,289	225,289

Total assets	$2,425,392	$2,445,124

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$142,743	$86,115
Accounts payable and accrued liabilities	337,047	387,463
Deferred revenue	34,419	27,428
Due to stockholders (note 7)	292,402	448,402
Notes payable (note 8)	235,000	-
Total current liabilities	1,041,611	949,408

Notes payable (note 8)	-	265,000
Total liabilities	1,041,611	1,214,408

Commitments and contingencies (note 11)

Stockholders' equity
Capital stock (note 9)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
15,727,500 and 15,201,250 common shares	23,319	22,792
Additional paid-in capital	1,764,896	1,552,419
Accumulated deficit	(404,434)	(344,495)
Total stockholders' equity	1,383,781	1,230,716

Total liabilities and stockholders' equity	$2,425,392	$2,445,124

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003

Sales	$1,040,209	$854,163	$2,188,399	$1,723,814
Cost of sales	414,677	380,868	825,719	802,861
Gross profit	625,532	473,295	1,362,680	920,953

Expenses
Selling, general and administrative	586,130	406,045	1,286,678	745,379
Research and development, net	55,782	54,426	101,730	124,903
Depreciation and amortization	5,747	6,617	11,656	13,623
	647,659	467,088	1,400,064	883,905

Income (loss) before other items	(22,127)	6,207	(37,384)	37,048

Other items
Other income	757	1,021	1,586	2,203
Interest and bank charges	(10,963)	(1,292)	(24,141)	(5,830)
	(10,206)	(271)	(22,555)	(3,627)

Income (loss) before income taxes	(32,333)	5,936	(59,939)	33,421

Current credit for income taxes	-	-	-	(5,715)

Net income (loss)	$(32,333)	$5,936	$(59,939)	$39,136

Basic net income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

Diluted net income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding,
Basic	15,551,332	15,181,250	15,416,848	15,181,250
Diluted	15,551,332	15,181,250	15,416,848	15,181,250

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2004	15,201,250	$22,792	$1,552,419	$(344,495)	$1,230,716

Stock issued for cash upon
exercise of stock options	526,250	527	191,990	-	192,517
Fair value of options issued
for services			20,487		20,487
Net loss				(59,939)	(59,939)

Balance, June 30, 2004	15,727,500	$23,319	$1,764,896	$(404,434)	$1,383,781

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2004 and 2003

	2004	2003

Operating activities:
Net income (loss)	$(59,939)	$39,136
Items not involving cash:
Depreciation and amortization	11,656	13,623
Selling, general and administrative expenses paid by stock options	20,487	12,826
Changes in non-cash working capital balances (note 10)	(66,317)	(386,787)
Net cash used in operating activities	(94,113)	(321,202)

Investing activities:
Purchase of equipment	(3,800)	-
Purchase of service contracts	-	(101,200)
Net cash used in investing activities	(3,800)	(101,200)

Financing activities:
Proceeds from bank indebtedness	56,628	102,263
Repayment of stockholder loans	(156,000)	-
Proceeds from (repayment of) notes payable	(30,000)	310,000
Issuance of common stock	192,517	-
Net cash provided by financing activities	63,145	412,263

Decrease in cash and cash equivalents	(34,768)	(10,139)

Cash and cash equivalents, beginning of period	411,447	272,564

Cash and cash equivalents, end of period	$376,679	$262,425

Supplementary information:
Interest paid	$12,591	$11,727

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2004 and 2003

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

The financial information as at June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2004 and 2003

2.	Inventory

		June 30,	December 31,
		2004	2003

	Raw materials	$607,885	$567,665
	Work in process	101,980	65,615
	Finished goods	276,834	223,853

		$986,699	$857,133

3.

Leases receivable

Leases receivable include amounts due from customers in monthly installments on five-year leasing contracts expiring in 2005. Contracts bear interest rates of 12% per annum and are secured by the equipment under lease.

4.	Equipment

		Accumulated
		depreciation and	Net book
June 30, 2004	Cost	amortization	value

Computer equipment	$92,362	$50,912	$41,450
Office furniture and equipment	68,713	16,193	52,520
Manufacturing equipment	28,360	25,030	3,330
Leasehold improvements	46,814	30,545	16,269

	$236,249	$122,680	$113,569

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2004 and 2003

4.	Equipment (cont'd.)

		Accumulated
		depreciation and	Net book
December 31, 2003	Cost	amortization	value

Computer equipment	$88,562	$45,366	$43,196
Office furniture and equipment	68,713	13,435	55,278
Manufacturing equipment	28,360	23,716	4,644
Leasehold improvements	46,814	28,507	18,307

	$232,449	$111,024	$121,425

5.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation ("Telus") comprised primarily of service agreements for a product sold by Telus known as "Enterphone 2000". The Enterphone 2000 is a building access control system that uses a building's internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus had to agree to assign the service agreement to the Company. The Company had agreed to pay Telus a specified amount from time to time based on the number of customers that agreed to assign service agreements to it and, accordingly, the aggregate purchase price would vary based on the number of assignments. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,920. The cost of the service agreements is included in intangible assets at June 30, 2004 and December 31, 2003 and is not subject to amortization.

The Company also has included in intangible assets the amount allocated to a sales contract as a result of the acquisition of a business in 2003, that is being amortized using the straight- line method over its estimated useful life of 2.5 years. As at June 30, 2004, the sales contract, with a cost of $40,920, has been amortized by $24,551, leaving a net book value of $16,369 included in intangible assets.

6.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000. Amounts outstanding under the bank credit facility bear interest at the bank's prime lending rate plus 0.50%, are repayable on demand and are secured by personal property of a significant stockholder.

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2004 and 2003

7.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

8.	Notes payable

The notes payable bear interest at 8% per annum, are unsecured, and are due April 30, 2005. Principal prepayments are made at the discretion of the Board of Directors.

9.	Capital stock

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2004	3,998,750	$0.27
Granted	-	-
Exercised	(526,250)	0.27
Expired/cancelled	-	-
Outstanding at June 30, 2004	3,472,500	0.27

The Company received gross proceeds of $192,517 from the exercise of stock options during the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company recognized stock-based compensation expense from the amortization of the intrinsic value of stock options issued in prior periods to employees of $18,353 (2003 - $nil) and recorded $2,134 (2003 - $12,826) relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $20,487 (2003 – $12,826) has been recorded in selling, general and administrative expenses in the consolidated statements of operations.

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2004 and 2003

9.	Capital stock (cont'd…)

The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123"), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS 123 had been applied to these transactions.

The following tables illustrates the pro forma effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to the options granted to employees under the Company's stock option plans which assumes that compensation cost had been determined based on the fair value of the options at the date of grant using the Black-Scholes option pricing model and amortized over the vesting period.

For the three month period ended	June 30,	June 30,
	2004	2003

Net income (loss), as reported	$(32,333)	$5,936
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	11,159	-
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(35,302)	(58,655)
Pro forma net loss	$(56,476)	$(52,719)

Net income (loss) per common share –
Basic and diluted, as reported	$(0.00)	$0.00
Basic and diluted, pro forma	(0.00)	(0.00)

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2004 and 2003

9.	Capital stock (cont'd…)

For the six month period ended	June 30,	June 30,
	2004	2003

Net income (loss), as reported	$(59,939)	$39,136
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	18,353	-
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(73,945)	(58,655)
Pro forma net loss	$(115,531)	$(19,519)

Net income (loss) per common share –
Basic and diluted, as reported	$(0.00)	$0.00
Basic and diluted, pro forma	(0.01)	(0.00)

The Company used the Black-Scholes option pricing model to compute estimated fair value of the options for pro forma disclosure purposes based on the following assumptions for options granted in 2003 (no options were granted in 2004):

	June 30,	June 30,
	2004	2003

Expected
dividend yield	-	-
Average
expected stock
price volatility	-	120%
Risk-free
interest rate	-	3.78%
Expected life of
options	-	3.50 years

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2004 and 2003

10.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2004	2003

Trade accounts receivable	$101,867	$(14,172)
Inventory	(129,566)	(254,882)
Leases receivable	4,807	4,255
Accounts payable and accrued liabilities	(50,416)	(121,988)
Deferred revenue	6,991	-

	$(66,317)	$(386,787)

11.

Commitments and contingencies

The Company has been named as a third-party defendant in a complaint for contribution relating to an alleged malfunction of certain equipment installed in a residential rental building in Chicago, Illinois. The Company believes the claims are without merit and intends to vigorously defend its position.

During the six months ended June 30, 2004, the Company renegotiated the lease agreement for its premises and the lease has been extended until May 31, 2007.

The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire through 2008 as follows:

Year ending December 31:

2004	$171,141
2005	182,946
2006	166,698
2007	73,217
2008	2,527

Rent expense included in the statements of operations for the six month period ended June 30, 2004 is $54,881 (2003 - $53,316) and for the three month period ended June 30, 2004 is $27,596 (2003 - $26,783).

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2004 and 2003

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

The segments' accounting policies are the same as those described in Note 2 in the Form 10-KSB. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales. Depreciation and amortization are not allocated to the operating segments.

Information as to these reportable segments for the three and six months ended June 30, 2004 follows:

For the three months ended June 30, 2004	Manufacturing	Servicing	Total

Sales to external customers	$718,173	$322,036	$1,040,209
Depreciation and amortization	5,747	-	5,747
Interest expense, net	6,263	4,700	10,963
Segment income (loss) before income taxes	(124,031)	91,698	(32,333)
Total assets	2,216,472	208,920	2,425,392

For the thee months ended June 30, 2003	Manufacturing	Servicing	Total

Sales to external customers	778,028	76,136	854,164
Depreciation and amortization	6,617	-	6,617
Interest expense, net	(2,841)	4,133	1,292
Segment income (loss) before income taxes	(33,331)	39,267	5,936
Total assets	2,024,742	101,200	2,125,942

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2004 and 2003

12.	Segment information (cont'd…)

	For the six months ended June 30, 2004	Manufacturing	Servicing	Total

	Sales to external customers	$1,517,677	$670,722	$2,188,399
	Depreciation and amortization	11,656	-	11,656
	Interest expense, net	14,308	9,833	24,141
	Segment income (loss) before income taxes	(335,660)	275,721	(59,939)
	Total assets	2,216,472	208,920	2,425,392

	For the six months ended June 30, 2003	Manufacturing	Servicing	Total

	Sales to external customers	1,647,678	76,136	1,723,814
	Depreciation and amortization	13,623	-	13,623
	Interest expense, net	1,697	4,133	5,830
	Segment income (loss) before income taxes	(5,846)	39,267	33,421
	Total assets	2,024,742	101,200	2,125,942

(b)	Of the total revenues for the six months ended June 30, 2004, $588,865 (2003 - $609,939) was derived from U.S.-based customers and $1,599,534 (2003 - $1,113,875) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the six months ended June 30, 2004 and 2003.

(d)	Products:

Enterphone 2000 sales represented 51% of total revenue during the six months ended June 30, 2004 (2003 – 73%). The balance of the Company's revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

VISCOUNT SYSTEMS INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2004 and 2003

13.

Net income (loss) per share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if stock options were exercised.

There were 293,750 shares attributable to the assumed exercise of outstanding options for the three months ended June 30, 2004 (3,472,500 shares for the six months ended June 30, 2004) and 1,255,000 for the three and six months ended June 30, 2003 that were excluded from the calculation of diluted net loss per common share because the effect was antidilutive. No adjustments were made to the reported net income (loss) in the computation of net income (loss) per share.

Item 2.     Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended June 30, 2004 were $1,040,209, an increase of 21.8% or $186,046, as compared to sales of $854,163 for the three months ended June 30, 2003. Sales for the six months ended June 30, 2004 were $2,188,399, as compared with $1,723,814 for the six months ended June 30, 2003. This represented an increase of 27.0% or $464,585. Sales of MESH have begun to impact overall totals. Our core Enterphone product lines have continued to be stable and show steady growth. The acquisition of customer service contracts from TELUS Corporation ("Telus") which was completed on September 15, 2003, with a total of 2,215 assigned service contracts, continued to generate strong sales. On average, each service contract acquired represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. These contracts allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2004, customer service contracts and new equipment sales generated aggregate sales revenues of $670,722. This included MESH sales by the service division.

Cost of sales and services as a percentage of sales was 39.9% and 44.6% for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, cost of sales and services as a percentage of sales was 37.7% and 46.6%, respectively. Costs of sales have decreased due to management continuously focusing on controlling costs and by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the three months ended June 30, 2004 was $625,532, an increase of 32.2%, as compared with gross profit of $473,295 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, gross profits were $1,362,680 and $920,953, respectively. This represented an increase of $441,727, or 48.0% . The increase in gross profit corresponds with the increased sales revenues and decreased cost of sales for the six months ended June 30, 2004.

Selling, general and administrative expenses increased by $180,085 or 44.4% during the three months ended June 30, 2004 in comparison to the prior year comparative period. For the six months ended June 30, 2004 and 2003, selling, general and administrative expenses were $1,286,678 and $745,379, respectively. This represented an increase of $541,299, or 72.6% . These increases were due to the increased advertising and tradeshow costs incurred to promote our new MESH product and the preparation of promotional materials. The Company also hired additional staff to manage the customer service contracts. As a percentage of sales, selling, general and administrative expenses were 56.3% and 47.5% for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, selling, general and administrative expenses as a percentage of sales were 58.8% and 43.2%, respectively.

Research and development costs were $55,782 and $54,426 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, research and development costs were $101,730 and $124,903. This reduction in cost reflects the decreased research and development costs incurred due to the completion of the initial stages of the MESH project. Otherwise, the costs remain consistent as compared to the prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased as of June 30, 2004, as compared to December 31, 2003. At June 30, 2004, cash and cash equivalents totaled $376,679, as compared with the cash and cash equivalents of $411,447 at December 31, 2003. During the six months ended June 30, 2004, cash disbursements increased due to the increased advertising and promotional costs associated with the MESH product. We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 0.50% . At June 30, 2004, $142,743 was drawn on this facility. The facility is secured by a general security agreement and by personal property of a significant stockholder.

At June 30, 2004, working capital was $1,044,923, as compared to a working capital of $1,132,224 at December 31, 2003. Working capital has decreased by $87,301. The current ratio at June 30, 2004 was 2.0 to 1.0, as compared with 2.20 to 1.0 at December 31, 2003. The current ratio, this quarter, reflects the decrease of working capital.

The accounts receivable turnover ratio for six months ended June 30, 2004 was 53 days, as compared to 69 days and 63 days for the year ended December 31, 2003 and the six months ended June 30, 2003, respectively. The turnover ratio for the six months ended June 30, 2004 improved by 16 days and 10 days, as compared to the year ended December 31, 2003 and the six months ended June 30, 2003, respectively. The accounts receivable reserve has also been reduced to $59,979 at June 30, 2004 from $72,902 for the year ended December 31, 2003. This ratio and reserve reduction were due to the recognition and removal of older doubtful customer accounts from the accounts receivable ledger, as well as more consistent follow-up by management on certain customer accounts. There has been no significant or material business conditions that would warrant an increase to the reserve at this time.

For the six months ended June 30, 2004, there were no capital expenditures other than the purchase of equipment.

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

We do not have any material commitments for capital expenditures as of June 30, 2004.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

There are no related party transactions for the period covered by this report.

Item 3.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company's Chief Financial Officer and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company has been added as a third party to a court proceeding brought by an individual in the Circuit Court of Cook County against Metroplex, Inc. and Kenwood Housing Opportunity Corp. The individual, on their own behalf, and on behalf of the estate of a deceased parent, filed a complaint against Metroplex and Kenwood alleging the death of a family member was caused, or contributed to, by an intercom/access system installed or operated by the defendants. The complaint was filed on June 25, 2003, and the third party complaint was filed in or about May of 2004. The allegations include improper installation, maintenance or defective condition of the intercom/access system. The third party claim alleges that the Company's products caused or contributed to the loss. The Company has filed a defense denying the allegations contained in the third party complaint. The claim is for unspecified damages.

Item 4.     Submission of Matters to a Vote of Security Holders

At the annual general meeting of the holders of shares of common stock of the Company held on June 8, 2004, the shareholders voted on the following matters:

1.	Election of Directors. The following nominee was elected as a Class II director to serve until the third subsequent annual general meeting of the stockholders:

Stephen Pineau For: 7,315,946
Against or Withheld: 151,460 Broker non-votes/Abstentions: N/A

2.
Appointment of Independent Accountants. The stockholders approved the reappointment of J.H. Cohn LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2004.

For: 7,469,606
Against or Withheld: 3,200
Broker non-votes/Abstentions: 2,250

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Rule 13a-14(a)/15d-14(a) Certification

	31.2	Rule 13a-14(a)/15d-14(a) Certification

	32.1	Section 1350 Certifications

(b)	Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2004	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President

	By:	/s/ Les Fong
Les Fong, Chief Financial Officer