Form 10QSB
period 2004-09-30
VISCOUNT SYSTEMS INC
filed 2004-11-09
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

Commission File Number: 000-49746

VISCOUNT SYSTEMS, INC.
(Name of Small Business Issuer in its charter)

Nevada	88-498783
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4585 Tillicum Street, Burnaby, British Columbia, Canada V5J 5K9
(Address of principal executive offices)

     (604) 327-9446
Issuer’s telephone number

________________________________________________________________
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

As of September 30, 2004, the registrant’s outstanding common stock consisted of 15,903,075 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2004, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.7906.

Item 1. Financial Statements

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30	December 31,
	2004	2003
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$345,026	$411,447
Trade accounts receivable, less allowance for doubtful accounts
of $58,000 at September 30, 2004 and $72,902 at December 31, 2003 (note 9)	872,715	744,309
Inventory (note 2)	1,000,548	857,133
Prepaid expenses	1,391	1,391
Lease receivable	415	-
Income taxes recoverable	45,097	67,352
Total current assets	2,265,192	2,081,632

Leases receivable	-	16,778

Equipment, net (note 3)	108,807	121,425

Intangible assets (note 4)	213,013	225,289

Total assets	$2,587,012	$2,445,124

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$200,410	$86,115
Accounts payable and accrued liabilities	363,419	387,463
Deferred revenue	21,821	27,428
Due to stockholders (note 6)	292,402	448,402
Notes payable (note 7)	235,000	-
Total current liabilities	1,113,052	949,408

Notes payable (note 7)	-	265,000
Total liabilities	1,113,052	1,214,408

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
15,903,075 and 15,201,250 common shares	23,494	22,792
Additional paid-in capital	1,809,315	1,552,419
Accumulated deficit	(358,849)	(344,495)
Total stockholders' equity	1,473,960	1,230,716

Total liabilities and stockholders' equity	$2,587,012	$2,445,124

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003

Sales	$1,239,485	$1,068,813	$3,427,884	$2,792,627
Cost of sales	457,773	423,951	1,283,492	1,226,812
Gross profit	781,712	644,862	2,144,392	1,565,815

Expenses
Selling, general and administrative	665,031	447,003	1,951,709	1,192,382
Research and development, net	44,069	65,675	145,799	190,578
Depreciation and amortization	17,724	6,334	29,380	19,957
	726,824	519,012	2,126,888	1,402,917

Income before other items	54,888	125,850	17,504	162,898

Other items
Other income	654	1,025	2,240	3,228
Interest and bank charges	(9,957)	(12,046)	(34,098)	(17,876)
	(9,303)	(11,021)	(31,858)	(14,648)

Income (loss) before income taxes	45,585	114,829	(14,354)	148,250

Current credit for income taxes	-	-	-	(5,715)

Net income (loss)	$45,585	$114,829	$(14,354)	$153,965

Basic net income (loss) per common share	$0.00	$0.01	$(0.00)	$0.01

Diluted net income (loss) per common share	$0.00	$0.01	$(0.00)	$0.01

Weighted average number of common shares outstanding,
Basic	15,838,841	15,181,250	15,559,005	15,181,250
Diluted	18,595,573	19,011,250	18,315,737	19,011,250

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2004	15,201,250	$22,792	$1,552,419	$(344,495)	$1,230,716

Stock issued for cash upon
exercise of stock options	701,825	702	222,235	-	222,937
Fair value of options issued
for services			34,661		34,661
Net loss				(14,354)	(14,354)

Balance September 30, 2004	15,903,075	$23,494	$1,809,315	$(358,849)	$1,473,960

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2004 and 2003

	2004	2003

Operating activities:
Net income (loss)	$(14,354)	$153,965
Items not involving cash:
Depreciation and amortization	29,380	19,957
Selling, general and administrative expenses paid by stock options	34,661	18,312
Changes in non-cash working capital balances (note 9)	(262,854)	(395,135)
Net cash used in operating activities	(213,167)	(202,901)

Investing activities:
Purchase of equipment	(4,486)	(1,078)
Purchase of service agreements	-	(101,200)
Net cash used in investing activities	(4,486)	(102,278)

Financing activities:
Proceeds from bank indebtedness	114,295	75,831
Repayment of stockholder loans	(156,000)	-
Proceeds from (repayment of) notes payable	(30,000)	310,000
Issuance of common stock	222,937	-
Net cash provided by financing activities	151,232	385,831

Increase (decrease) in cash and cash equivalents	(66,421)	80,652

Cash and cash equivalents, beginning of period	411,447	272,564

Cash and cash equivalents, end of period	$345,026	$353,216

Supplementary information:
Interest paid	$17,444	$4,173
Income taxes recovered	(22,255)	(12,879)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2004 and 2003

1.

Basis of presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. Readers of these statements should read the audited annual consolidated financial statements of the Company filed on Form 10-KSB for the year ended December 31, 2003 in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2004 or for any other interim period.

The financial information as at September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2004 and 2003

2.	Inventory

	September 30,	December 31,
	2004	2003

Raw materials	$636,956	$567,665
Work in process	106,051	65,615
Finished goods	257,541	223,853

	$1,000,548	$857,133

3.	Equipment

		Accumulated
		depreciation and	Net book
September 30, 2004	Cost	amortization	value

Computer equipment	$93,048	$53,480	$39,568
Office furniture and equipment	68,713	17,520	51,193
Manufacturing equipment	28,360	25,638	2,722
Leasehold improvements	46,814	31,490	15,324

	$236,935	$128,128	$108,807

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2004 and 2003

3.	Equipment (cont’d.)

		Accumulated
		depreciation and	Net book
December 31, 2003	Cost	amortization	value

Computer equipment	$88,562	$45,366	$43,196
Office furniture and equipment	68,713	13,435	55,278
Manufacturing equipment	28,360	23,716	4,644
Leasehold improvements	46,814	28,507	18,307
	$232,449	$111,024	$121,425

4.

Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. The Enterphone 2000 is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus had to agree to assign the service agreement to the Company. The Company had agreed to pay Telus a specified amount from time to time based on the number of customers that agreed to assign service agreements to it and, accordingly, the aggregate purchase price would vary based on the number of assignments. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,920. The cost of the service agreements is included in intangible assets at September 30, 2004 and December 31, 2003 and is not subject to amortization.

The Company also has included in intangible assets the amount allocated to a sales contract as a result of the acquisition of a business in 2003, that is being amortized using the straight-line method over its estimated useful life of 2.5 years. As at September 30, 2004, the sales contract, with a cost of $40,920, has been amortized by $36,827, leaving a net book value of $4,093 included in intangible assets.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2004 and 2003

5.

Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1 and a debt to tangible net worth ratio less than 1.5:1 under the terms of the demand facility agreement.

6.	Due to stockholders Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Notes payable The notes payable bear interest at 8% per annum, are unsecured, and are due April 30, 2005. Principal prepayments are made at the discretion of the Board of Directors.

8.	Capital stock A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2004	3,998,750	$0.27
Granted	-	-
Exercised	(701,825)	0.32
Expired/cancelled	-	-
Outstanding at September 30, 2004	3,296,925	0.27

The Company received gross proceeds of $222,937 from the exercise of stock options during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company recognized stock-based compensation expense from the amortization of the intrinsic value of stock options issued in prior periods to employees of $30,605 (2003 - $nil) and recorded $4,056 (2003 - $18,312) relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $34,661 (2003 – $18,312) has been recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2004 and 2003

8.

Capital stock (cont’d…)

The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS 123 had been applied to these transactions.

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

For the three month period ended	September 30,	September 30,
	2004	2003

Net income, as reported	$45,585	$114,829
Add: Total stock-based employee compensation expense
included in net income, as reported, determined under
APB 25, net of related tax effects	12,252	-
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(31,071)	(59,299)
Pro forma net income	$26,766	$55,530

Net income per common share –
Basic and diluted, as reported	$0.00	$0.01
Basic and diluted, pro forma	0.00	0.01

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2004 and 2003

8.	Capital stock (cont’d…)

For the nine month period ended	September 30,	September 30,
	2004	2003

Net income (loss), as reported	$(14,354)	$153,965
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	30,605	-
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(105,015)	(175,964)
Pro forma net loss	$(88,764)	$(21,999)

Net income (loss) per common share –
Basic and diluted, as reported	$(0.00)	$0.01
Basic and diluted, pro forma	(0.00)	0.01

The Company used the Black-Scholes option pricing model to compute estimated fair value of the options for pro forma disclosure purposes based on the following assumptions for options granted in 2003 (no options were granted in 2004):

	September 30,	September 30,
	2004	2003

Expected
dividend yield	-	-
Average
expected stock
price volatility	-	150%
Risk-free
interest rate	-	4.30%
Expected life of
options	-	3.25 years

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2004 and 2003

9.	Changes in non-cash working capital balances

	Nine months ended
	September 30,
	2004	2003

Trade accounts receivable	$(128,406)	$(106,509)
Inventory	(143,415)	(248,414)
Income taxes recoverable	22,255	12,879
Leases receivable	16,363	6,625
Accounts payable and accrued liabilities	(24,044)	(59,716)
Deferred revenue	(5,607)	-

	$(262,854)	$(395,135)

10.

Commitments and contingencies

The Company has been named as a third-party defendant in a complaint for contribution relating to an alleged malfunction of certain equipment installed in a residential rental building in Chicago, Illinois. The Company believes the claims are without merit and intends to vigorously defend its position.

During the nine months ended September 30, 2004, the Company renegotiated the lease agreement for its premises and the lease has been extended until May 31, 2007.

The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire through 2008 as follows:

Year ending December 31:

2004	$39,218
2005	182,946
2006	166,698
2007	73,217
2008	2,527

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2004 and 2003

10.

Commitments and contingencies (cont’d…)

Rent expense included in the statements of operations for the nine month period ended September 30, 2004 is $83,099 (2003 - $80,601) and for the three month period ended September 30, 2004 is $28,218 (2003 - $27,285).

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

Information as to these reportable segments for the three and nine months ended September 30, 2004 follows:

For the three months ended
September 30, 2004	Manufacturing	Servicing	Total

Sales to external customers	$841,745	$397,740	$1,239,485
Depreciation and amortization	17,724	-	17,724
Interest expense, net	5,257	4,700	9,957
Segment income (loss) before income taxes	(108,520)	154,105	45,585
Total assets	2,378,092	208,920	2,587,012

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2004 and 2003

11.	Segment information (cont’d…)

For the thee months ended
September 30, 2003	Manufacturing	Servicing	Total

Sales to external customers	$798,922	$269,891	$1,068,813
Depreciation and amortization	6,334	-	6,334
Interest expense, net	5,846	6,200	12,046
Segment income (loss) before income taxes	(14,260)	129,089	114,829
Total assets	2,180,897	101,200	2,282,097

For the nine months ended
September 30, 2004	Manufacturing	Servicing	Total

Sales to external customers	$2,359,422	$1,068,462	$3,427,884
Depreciation and amortization	29,380	-	29,380
Interest expense, net	19,565	14,533	34,098
Segment income (loss) before income taxes	(444,180)	429,826	(14,354)
Total assets	2,378,092	208,920	2,587,012

For the nine months ended
September 30, 2003	Manufacturing	Servicing	Total

Sales to external customers	$2,446,599	$346,028	$2,792,627
Depreciation and amortization	19,957	-	19,957
Interest expense, net	7,545	10,331	17,876
Segment income (loss) before income taxes	(20,107)	168,357	148,250
Total assets	2,180,897	101,200	2,282,097

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2004 and 2003

11.	Segment information (cont’d…)

(b)

Of the total revenues for the nine months ended September 30, 2004, $972,385 (2003 - $925,809) was derived from U.S.-based customers and $2,455,499 (2003 - $1,866,818) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers: No customer represented more than 10% of total revenues in either of the nine months ended September 30, 2004 and 2003.

(d)

Products:

Enterphone 2000 sales represented 48.8% of total revenue during the nine months ended September 30, 2004 (2003 – 67.5%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

12.

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if stock options were exercised.

There were 2,756,732 shares attributable to the assumed exercise of outstanding options at September 30, 2004 and 3,830,000 shares attributable to the assumed exercise of outstanding options at September 30, 2003 that were excluded from the calculation of diluted net income (loss) per share because their effects for the related periods were antidilutive. No adjustments were required to be made in any of the periods presented to the reported net income (loss) in the computation of net income (loss) per share.

Item 2. Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended September 30, 2004 were $1,239,485, an increase of 16.0% or $170,672, as compared to sales of $1,068,813 for the three months ended September 30, 2003. Sales for the nine months ended September 30, 2004 were $3,427,884, as compared with $2,792,627 for the nine months ended September 30, 2003. This represented an increase of 22.7% or $635,257. Sales of MESH have begun to impact overall totals. Our core Enterphone product lines have continued to be stable and show steady growth. The acquisition of customer service contracts from TELUS Corporation (“Telus”) which was completed on September 15, 2003, with a total of 2,215 assigned service contracts, continued to generate strong sales. On average, each service contract acquired represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. These contracts allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2004, customer service contracts and new equipment sales generated aggregate sales revenues of $1,068,462. This included MESH sales by the service division.

Cost of sales and services as a percentage of sales was 36.9% and 39.7% for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, cost of sales and services as a percentage of sales was 37.4% and 43.9%, respectively. Costs of sales have decreased due to management continuously focusing on controlling costs and by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the three months ended September 30, 2004 was $781,712, an increase of 21.2%, as compared with gross profit of $644,862 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, gross profits were $2,144,392 and $1,565,815, respectively. This represented an increase of $578,577, or 37.0%. The increase in gross profit corresponds with the increased sales revenues and decreased cost of sales percentage for the nine months ended September 30, 2004.

Selling, general and administrative expenses increased by $218,028 or 49.0% during the three months ended September 30, 2004 in comparison to the prior year corresponding period. For the nine months ended September 30, 2004 and 2003, selling, general and administrative expenses were $1,951,709 and $1,192,382, respectively. This represented an increase of $759,327, or 63.7%. These increases were incurred primarily in the first and third quarters of 2004, due to the increased advertising and tradeshow costs incurred to promote our new MESH product and the preparation of promotional materials. The Company also hired additional staff to manage the customer service contracts. As a percentage of sales, selling, general and administrative expenses were 53.7% and 41.8% for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, selling, general and administrative expenses as a percentage of sales were 56.9% and 42.7%, respectively.

Research and development costs were $44,069 and $65,675 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, research and development costs were $145,799 and $190,578. This reduction in cost reflects the decreased research and development costs incurred due to the completion of the initial stages of the MESH project. Otherwise, the costs remain consistent as compared to the prior year.

Liquidity and Capital Resources

Cash and cash equivalents decreased as of September 30, 2004, as compared to December 31, 2003. At September 30, 2004, cash and cash equivalents totaled $345,026, as compared with the cash and cash equivalents of $411,447 at December 31, 2003. During the nine months ended September 30, 2004, cash disbursements increased due to the increased advertising and promotional costs associated with the MESH product. We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 1.0%. Amounts drawn are repayable on demand. At September 30, 2004, $200,410 was drawn on this facility. The facility is secured by a general security agreement.

At September 30, 2004, working capital was $1,152,140, as compared to a working capital of $1,132,224 at December 31, 2003. Working capital has increased by $19,916. The current ratio at September 30, 2004 was 2.04 to 1.0, as compared with 2.20 to 1.0 at December 31, 2003.

The accounts receivable turnover ratio for nine months ended September 30, 2004 was 53 days, as compared to 69 days and 63 days for the year ended December 31, 2003 and the nine months ended September 30, 2003, respectively. The turnover ratio for the nine months ended September 30, 2004 improved by 16 days and 10 days, as compared to the year ended December 31, 2003 and the nine months ended September 30, 2003, respectively. The accounts receivable reserve was $58,000 at September 30, 2004, as compared to $72,902 for the year ended December 31, 2003. This ratio and reserve reduction were due to the recognition and removal of older doubtful customer accounts from the accounts receivable ledger, as well as more consistent follow-up by management on certain customer accounts. There has been no significant or material business conditions that would warrant an increase to the reserve at this time.

For the nine months ended September 30, 2004, there were no capital expenditures other than the purchase of equipment.

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

We do not have any material commitments for capital expenditures as of September 30, 2004.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

There were no related party transactions for the period covered by this report.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: November 10, 2004	VISCOUNT SYSTEMS, INC.
(Registrant)

By: /s/ Stephen Pineau
Stephen Pineau, President

By: /s/ Les Fong
Les Fong, Chief Financial Officer