Form 10KSB
period 2004-12-31
VISCOUNT SYSTEMS INC
filed 2005-03-31
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

  ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $3,653,859 ($4,391,658 in Canadian dollars converted at an exchange rate of US$0.832/CDN$ 1.000) .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $15,950,575 as at February 24, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,950,075 shares of common stock as at February 24, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Form 10-KSB

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

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00. On March 2, 2005, the exchange rate was US$1.00 per CDN$1.2395. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2005	1.2559	1.2249
January 2005	1.2470	1.2003
December 2004	1.2467	1.1796
November 2004	1.2274	1.1746
October 2004	1.2755	1.2158
September 2004	1.3140	1.2592

The following table sets out the exchange rate information as at each of the years ended December 31, 2004 and 2003.

	Year Ended December 31

	2004	2003

Rate at end of Period	1.2020	1.2923
Average Rate during Period	1.3015	1.4012
Low	1.1746	1.2923
High	1.4003	1.5750

Item 1. DESCRIPTION OF BUSINESS

GENERAL

We are a provider of access control security products. In 2004 we commenced commercial sales of our MESH product line. MESH (Multimedia Embedded Security Hub) is a new technology developed by Viscount that converges voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management.

In addition to MESH, our current access control and security product lines include the following: Enterphone, a building intercom; Entercheck, a card access system; RadioClik and InfraClik, radio frequency and infrared remote controls; Elektra, liquid crystal display intercom panels; EmerPhone, emergency telephone entry systems; and various accessories.

Our website address is www.viscount.com. All periodic and current reports are available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Electronic or paper copies of our filings are also available, free of charge, upon request.

BUSINESS OVERVIEW

We design and manufacture access control and security products, including intercom and door access control systems and emergency communications systems. These systems use telecommunications wiring to control access to buildings and other facilities for security purposes. While much of our current revenues are derived from sales of the Enterphone technology and related security products, we expect our recently released MESH technology to be a significant new source of revenues. We also provide maintenance services to approximately 1,868 Enterphone installations in Western Canada.

Enterphone is historically our leading product offering. Enterphone is a building access control system that uses a building’s internal phone wiring thereby avoiding use of telephone utility services. Our products include access control panels that use the Enterphone technology. Our control panels are typically installed at entrances to apartment buildings, government facilities, and other buildings and facilities where security concerns require access control systems. The control panels are sold in various formats and with varying features and capabilities. Our Enterphone technology control panels are sold through an established distribution network, and can be found installed in approximately 30,000 buildings throughout North America. We also package and sell access control and security products that are complementary to our Enterphone product, including card access systems, radio frequency remote controls, intercom monitors and closed circuit cameras.

Our recently released MESH technology is based on a proprietary software platform that can be used for a variety of security and access control applications as well as communications functions. The technology represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 access points per controller. A building access system using the MESH technology can control several hundred points of access from a single remote hardware and software platform. The technology also allows several previously independent building control systems to be hosted on a single hardware and software platform. Our proprietary MESH software is designed to be modular permitting additional applications to be added as modules each operating other building and area control systems and high technology requirements.

COMPANY HISTORY

Our current business is operated primarily through our wholly owned subsidiary Viscount Communication. The business of our subsidiary began operations in 1969 as a manufacturer of video switching equipment. In 1970, the business was acquired by B.C. Telecom Inc. (BC Tel), which was acquired by Telus Corporation in 1999. BC Tel was the telephone utility for British Columbia, Canada controlled by GTE Corporation (now Verizon Communications Inc.). Under BC Tel, the business operated as an electronics research laboratory and manufacturing facility. Among the products manufactured were central office telephone test equipment, telephone demarcation blocks, and a satellite based kiosk system used to provide information at airports and other public facilities. Responsibility for the manufacture of the Enterphone system was transferred into the business in 1984 from BC Tel. BC Tel contracted to sell the business in 1997 to Blue Mountain Technologies Inc., a company that purchases and installs our products. Blue Mountain Technologies Inc. simultaneously assigned its contractual rights to acquire all of the business assets, except for certain leasehold interests, to our subsidiary, Viscount Communication. BC Tel consented to the assignment and accordingly the business was acquired by our subsidiary, Viscount Communication.

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

In 2002, we acquired the assets of Sigma Data Systems of British Columbia, Canada. Sigma Data Systems has been designing and manufacturing electronic assemblies for telecommunications and hydroelectric applications since 1993. Sigma Data Systems’ largest customer was BC Hydro, the government owned hydro-electric utility for the Province of British Columbia. We assumed their contract with BC Hydro, which will expire in May of 2005. Services to BC Hydro involve custom manufacturing of communications equipment. In 2003 we acquired certain inventory and a service contracts from Telus Corporation. The service contracts relate to the maintenance of approximately 1,868 Enterphone installations throughout Western Canada. The inventory is comprised of various products and components for installation and repair of our Enterphone systems.

Enterphone is a specialized telephone switch used to provide intercom and access control functions in buildings. It was originally developed by BC Tel in 1965. Mirroring the increased security awareness in buildings over the past few years, we have been providing a more comprehensive package of complementary products. Products packaged, using third party technologies for this purpose, include card access systems, radio frequency remote controls, intercom display panels and closed circuit cameras.

The recently completed MESH, which we have been developing since 1998, is a new integrated platform for building access control and management. MESH is currently the focus of our corporate development.

INDUSTRY OVERVIEW

We compete in the building intercom and access control systems industry. The intercom and access control industry is sometimes referred to as a segment of the low voltage systems industry. Our intercom and access control systems are designed to automate the control of access to buildings or other restricted access areas. Intercom systems and access control systems are complementary; however they can also be used independently depending on user requirements. For example, most modern residential apartment or condominium buildings have an intercom system for visitors wishing to communicate with residents. Residents, on the other hand, are issued access cards that can be used in conjunction with card readers installed beside doors or elevators in order to gain access.

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

The building control industry has traditionally been highly segmented based on function. This has meant that makers of heating/ventilation and air-conditioning systems and security card access systems essentially manufacture input/output systems, while intercom makers manufacture voice systems, and security camera makers manufacture closed circuit video systems. Stated otherwise, audio, video, environment and access control systems are traditionally all separate building control systems that are independently controlled. There has been strong convergence of technologies in the computer and telephone related industries based on digital standards; however the building control industry has not as yet undergone a similar convergence of technologies. Traditionally, where systems need to be compatible, the industry has relied on integration instead of convergence. Integration is the use of a host computer to tie separate and distinct systems, typically from different manufacturers, together on a common software platform. Convergence, in the case of building control systems, is the provision of a new service that is designed to operate multiple systems using homogenous control parameters. Convergence is generally considered preferable to integration, as fewer distinct systems means lower operational and maintenance costs.

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

We are participating in this advance in the access control industry with our proprietary MESH intelligent access control and communication technology system. We believe that intelligent systems, including smart chip readers and cards will replace reliance on systems based on Wiegand technology.

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

For the year ended December 31, 2004, approximately 28% of total sales of our products and services were generated in the United States, and 72% in Canada. This represents a change from 2003, where sales to the United States and Canada were 31% and 69%, respectively. The change is in part due to increased sales of products and services in Canada as a result of our acquisition of service contracts and inventory from Telus Corporation. Information on our existing products can be viewed on our website at www.viscount.com.

Our Enterphone Access Control Products

Historically our principal product was the Enterphone intercom and access control system. Enterphone is our patented building entry control system that uses a building’s internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building’s internal phone wiring by our Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes our Enterphone system distinct from other “dial-up” telephone entry systems that use telephone company lines. Sales of our products based on the Enterphone system account for approximately 48% of our total sales in fiscal 2004. This is down from approximately 61% in fiscal 2003, due in part to the development of other sources of sales, including Enterphone maintenance contracts, new product lines, and our OEM product lines.

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

Our MESH Access Control System

Overview

MESH is a new software based building management system designed to replace traditional systems that are more hardware intensive. We have been developing this new technology since 1998 which was pre-commercially released in late 2003.

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

MESH Structure

The MESH network consists of a main control computer server communicating with a series of “intelligent” readers, panels, and input/output devices. The key to the technology is the “smart chip” we use, known as the MPNode computer chip, a programmable chip. We purchase the MPNode chips and program them to perform certain functions upon detecting certain data. For access control applications, the chip is installed into a card reader. When data from an access card is received by the card reader, the chip processes the data and makes a decision to grant or deny access. Information on the transaction is passed along to the host computer for data storage and analysis purposes. Traditional Wiegand style card readers require an intermediate controller for every two or three reading devices. An intermediate controller is connected between the host computer and the group of readers controlled by it. In contrast, the MESH systems allows “intelligent” readers to be installed in series, or daisy-chain fashion, without the need for intermediate controllers. Small interface modules are used instead to maintain data flow. This reduces hardware costs as only one host computer is required.

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

MESH is a modular product, meaning that the software can accommodate add-on features or upgraded features. We have developed various modules for our MESH technology, and we intend to develop further modules which will be released in a series of phases. Some of these product enhancement modules are described below:

•	MESH Photo-badging software is being designed to allow digital photo-imaging of individuals accessing a building, which can be stored in a database; in development

•
MESH Time and Attendance software will allow human resources personnel to use the card reader database to track employee attendance and to automatically adjust card user characteristics based on vacation schedules, holiday dates and termination; in development

•
MESH has the inherent ability to control other electrical circuits. For example, this allows MESH to turn lights on or off based on the sections of a building used by a card holder or to interface with air conditioning units;

•
The MESH server provides new opportunities to host video on the unified platform with voice and data. This would represent an entirely new concept in the security industry; not full video – capture only

•
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

•	The distributed intelligence of MESH makes the product suited to the growing emergency call/nurse call industry;

•	MESH networks are built on an open architecture platform which is fully functional to integrate with any existing automation network;

•
The initial MESH card reader release will be based on proximity technology. We intend to expand the product line to include readers based on our own infrared system, biometrics, radio frequency and any other reader type which appears to have potential. This may also include the world’s first readers with built-in audio and video ability; and

•	A new and emerging market segment tracks not just people, but equipment. A typical application is the embedding of anti-theft chips in computers, which integrate with card reader systems.

Our other products

In addition to our MESH technology we will be releasing a new series of Enterphone systems in 2005. The new Enterphone is being designed to improve compatibility with MESH and other newer telephony technologies. The Enterphone 2000 design dates back to 1990 and the architecture has created complications for both manufacturing and installation. The new universal controller will eliminate the need for Viscount to manufacture and carry inventory for 10 different circuit boards. Overall, the new system will reduce cost, produce higher margins, and improve our ability to market MESH.

Our other products include RadioClick and InfraClick. These are remote control access control products for doors and parking gates. They are sold separately or as complementary to our Enterphone, Entercheck and MESH systems. We also manufacture and sell EmerPhone, an intercom system that is sold in elevator phone, emergency phone and entry phone applications.

OTHER SERVICES

In addition to sales of our Enterphone, MESH and OEM products, we also service approximately 1,868 existing Enterphone installations within Western Canada, and provide custom communications equipment manufacturing to BC Hydro.

PRODUCTION

Viscount has facilities for circuit board manufacture and mechanical assembly. We use a range of processes to produce our products. Some products including Enterphone, Infraclik, and Axess are completely manufactured in-house. MESH and Emerphone use outsourced circuit boards with final assembly and software installed at Viscount. Some access control, card readers, Elektra panels, Infraclik and various product accessories are purchased from other manufacturers and resold under our brand-names. We maintain full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits. We have a policy of supporting old products for up to 20 years and having an assembly staff that allows us the flexibility to produce small runs of high margin legacy products. We plan to continue this process for our older products such as previous versions of the Enterphone. Any new hardware based product designed on a surface mount platform will be produced on a subcontract basis with final mechanical assembly at our facilities. We are designing our new Enterphone to be backwards compatible with the 200 series to improve the longevity and serviceability of both products.

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

COMPETITION

Competitive Summary

The security and building control industry is undergoing a rapid period of consolidation. Large multi-national companies are integrating vertically by acquiring equipment providers to build house brands. Recent examples are the purchase of Cardkey by Johnson Controls, Guardall by Chubb and ADI/Northern Computers by Honeywell. The access control industry is very segmented with no company having a dominant market position. Canada has approximately six access control product manufacturers, while the US has at least fifty. There is a certain amount of vertical integration in the business and several large multinational companies own their own house brands. Many branches of these multinational companies often have their own brand preferences and buy outside their internal distribution channels.

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

OUR SOURCES OF REVENUES

The majority of the Company’s revenues are derived from the Enterphone product line. Historically, the Enterphone product sales represented approximately 60% to 80% of total revenues. In fiscal 2004, this percentage decreased to 47.7% due in part to new sources of revenues, including service contracts purchased from Telus Corporation, and the commercial launch of MESH, which collectively represented 39.22% of revenues in fiscal 2004. The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs twenty-seven full time staff at its production facility and head office located in Burnaby, British Columbia.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

Our executive office and central factory is located in Burnaby, British Columbia, where we currently lease 12,040 square feet. We lease this space under an industry standard operating lease with a term expiring May 31, 2007, renewable at the option of Viscount. Current monthly lease obligations are $7,224. We believe that our current facilities are adequate and are suitable for our current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. Our facilities are adequately insured against perils in a manner consistent with industry practice.

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

		High (U.S. $)	Low (U.S. $)
2005	First Quarter (through March 02, 2005)	$1.07	$0.85
2004	Fourth Quarter	1.48	0.75
	Third Quarter	2.68	1.20
	Second Quarter	2.22	1.21
	First Quarter	2.05	0.59
2003	Fourth Quarter	0.73	0.22
	Third Quarter	0.29	0.20
	Second Quarter	0.34	0.20
	First Quarter (beginning February 12, 2002)	0.44	0.12

As of March 2, 2005 there were 31 holders of record of our common stock, holding a total of 15,950,575 shares, and an unknown number of beneficial holders.

We have not declared any dividends in the last two fiscal years.

The following table sets forth information respecting our compensation plans as at December 31, 2004, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,296,925	US$0.27	0
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	3,296,925	--	0

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

RESULTS OF OPERATIONS

Sales revenues for the year ended December 31, 2004 have increased by $307,065 or 7.5% to $4,391,658, as compared to sales revenues of $4,084,593 for the year ended December 31, 2003. Our core Enterphone product lines have continued to be stable and show steady growth. The acquisition of customer service contracts from TELUS Corporation (“Telus”) which was completed on September 15, 2003, with a total of 2,215 assigned service contracts, of which we had 1,868 service contracts remaining on hand at December 31, 2004, due to 347 contract cancellations, continued to generate strong sales. On average, each service contract acquired represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. These contracts allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the year ended December 31, 2004, customer service contracts and new equipment sales generated aggregate sales revenues of $1,386,153. This included MESH sales by the service division.

The cost of sales as a percentage of sales was 42.6% for the year ended December 31, 2004, as compared with the cost of sales as a percentage of sales of 42.4% for the year ended December 31, 2003. Costs of sales as a percentage of sales has remained consistent due to management’s commitment of reviewing input costs regularly. Our policy of managing cost of sales remains the same. We are continuously focusing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the year ended December 31, 2004 was $2,522,385, an increase of 7.2%, as compared to a gross profit of $2,353,544 for the year ended December 31, 2003. This increase corresponds with the improved sales revenues and consistent cost of sales percentage for the year ended December 31, 2004.

Selling, general and administrative expenses increased by $850,715 or 47.8% for the year ended December 31, 2004 in comparison to the prior year comparative period. These increases were incurred primarily in the first, third and fourth quarters of 2004, due to the increased advertising and tradeshow costs incurred to promote our new MESH product and the preparation of promotional materials. The Company also hired additional staff to manage the customer service contracts. Management will continue to review selling, general and administrative expenses monthly to ensure that these expenses are reduced for 2005. As a percentage of revenues, selling, general and administrative costs were 59.9% for the year ended December 31, 2004, as compared to 43.6% for the year ended December 31, 2003.

Research and development costs were $209,028 for the year ended December 31, 2004, as compared to $281,487 for the year ended December 31, 2003. This reduction in cost reflects the decreased research and development costs incurred due the completion of the initial stages of the MESH project.

Loss before income tax for the year ended December 31, 2004 was $(398,565) as compared to the income before tax of $222,633 for the year ended December 31, 2003. This is a decrease in income of $621,198.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased as of December 31, 2004, as compared to December 31, 2003. At December 31, 2004, cash and cash equivalents totaled $290,850, as compared with the cash and cash equivalents of $411,447 at December 31, 2003. During the year ended December 31, 2004, cash disbursements increased due to the increased advertising and promotional costs associated with the MESH product. We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At December 31, 2004, $104,670 was drawn on this facility. The facility is secured by a general security agreement.

At December 31, 2004, working capital was $770,798, as compared to a working capital of $1,132,224 at December 31, 2003. Working capital has decreased by $361,426. The current ratio at December 31, 2004 was 1.72 to 1.0, as compared with 2.19 to 1.0 at December 31, 2003. The working capital decreased mainly due to the decreased cash and cash equivalents balance and increased current debt due to reclassifying notes payable from long term to current at December 31, 2004.

The accounts receivable turnover ratio for year ended December 31, 2004 was 57 days, as compared to 69 days for the year ended December 31, 2003. The turnover ratio for the year ended December 31, 2004 improved by 12 days, as compared to the turnover ratio for the year ended December 31, 2003. Management is reviewing customer accounts regularly to improve the collection process. The accounts receivable reserve was $73,573 at December 31, 2004, as compared to $72,902 for the year ended December 31, 2003. The accounts receivable reserve remains consistent, as management continues to recognize and remove older doubtful customer accounts from the accounts receivable ledger, as well as more consistent follow-up on certain customer accounts. There has been no significant or material business conditions that would warrant an increase to the reserve at this time.

For the year ended December 31, 2004, there were no capital expenditures other than the purchase of equipment.

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

We do not have any material commitments for capital expenditures as of December 31, 2004.

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

The Company reviews its intangible assets on an annual basis for impairment. The intangible assets are comprised of Enterphone service contracts. Management specifically reviews the number of contracts on hand and if there will be significant future cash flows to be generated from these contracts. If the Company determines that there is an impairment, then a writedown will be made.

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. If management determines that obsolete inventory has increased, then an increase in the allowance will be made.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for the Company for the first interim or annual period that begins after December 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of the first quarter of its year ending December 31, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

Such evaluation did not identify any change in our internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III.

Items 9 – 12, 14

Information with respect to Items 9 – 12 and 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated herein by reference.

Item 13. EXHIBITS

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company, SEC File No. 333- 68998 (the “Form SB-2)

3.2	Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Form SB-2

3.3	Bylaws	Incorporated by reference to Exhibit 3.1 to the Form SB-2

10.1	Stock Acquisition Agreement with OMW 4 Corp., dated July 18, 2001	Incorporated by reference to Exhibit 10.1 to the Form SB-2

10.2	Employment Agreement with Stephen Pineau	Incorporated by reference to Exhibit 10.2 to the Form SB-2

10.3	Employment Agreement with Greg Chen	Incorporated by reference to Exhibit 10.3 to the Form SB-2

10.4	2001 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2002

10.5	2003 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2003

10.6	Asset Purchase Agreement between Viscount Communication and Control Systems Inc. and TELUS Corporation dated April 15, 2003	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 28, 2003

10.7	Amending Agreement between Viscount Communication and Control Systems Inc. and TELUS Corporation dated April 30, 2003	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 28, 2003

21.1	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2

23.1	Consent of J.H. Cohn LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

VISCOUNT SYSTEMS, INC.

By: /s/ Stephen Pineau
Stephen Pineau
President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary, Chief Executive	March 30, 2005
	Stephen Pineau	Officer and Director

By:	/s/ Greg Shen	Chairman of the Board and	March 30, 2005
	Greg Shen	Director

By:	/s/ Les Fong	Chief Financial Officer	March 30, 2005
Les Fong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Viscount Systems, Inc.

We have audited the accompanying consolidated balance sheets of Viscount Systems, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viscount Systems, Inc. and Subsidiary at December 31, 2004 and 2003, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP

San Diego, California
February 14, 2005

VISCOUNT SYSTEMS INC. Consolidated Balance Sheets (Expressed in Canadian dollars)

	December 31	December 31,
	2004	2003

Assets

Current assets
Cash and cash equivalents	$290,850	$411,447
Trade accounts receivable, less allowance for doubtful accounts
of $73,573 at December 31, 2004 and $72,902 at December 31, 2003 (note 14)	656,527	744,309
Inventory (note 3)	898,843	857,133
Prepaid expenses	1,391	1,391
Lease receivable (note 4)	198	-
Income taxes recoverable	-	67,352
Total current assets	1,847,809	2,081,632

Leases receivable (note 4)	4,680	16,778

Equipment, net (note 5)	115,848	121,425

Intangible assets, net (note 6)	208,921	225,289

Total assets	$2,177,258	$2,445,124

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 7)	$104,670	$86,115
Accounts payable and accrued liabilities	415,146	387,463
Deferred revenue	29,793	27,428
Due to stockholders (note 8)	292,402	448,402
Notes payable (note 9)	235,000	-
Total current liabilities	1,077,011	949,408

Notes payable (note 9)	-	265,000
Total liabilities	1,077,011	1,214,408

Commitments and contingencies (note 13)

Stockholders' equity
Capital stock (note 10)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
15,903,075 and 15,201,250 common shares	23,494	22,792
Additional paid-in capital	1,819,813	1,552,419
Accumulated deficit	(743,060)	(344,495)
Total stockholders' equity	1,100,247	1,230,716

Total liabilities and stockholders' equity	$2,177,258	$2,445,124

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC. Consolidated Statements of Operations (Expressed in Canadian dollars) Years ended December 31

	2004	2003

Sales	$4,391,658	$4,084,593
Cost of sales	1,869,273	1,731,049
Gross profit	2,522,385	2,353,544

Expenses
Selling, general and administrative	2,632,240	1,781,525
Research and development, net (note 11)	209,028	281,487
Depreciation and amortization	39,629	42,357
	2,880,897	2,105,369

Income (loss) before other items	(358,512)	248,175

Other items
Other income	2,509	4,110
Interest and bank charges	(42,562)	(29,652)
	(40,053)	(25,542)

Income (loss) before income taxes	(398,565)	222,633

Current credit for income taxes (note 12)	-	(12,879)

Net income (loss)	$(398,565)	$235,512

Basic net income (loss) per common share	$(0.03)	$0.02

Diluted net income (loss) per common share	$(0.03)	$0.02

Weighted average number of common shares outstanding
Basic	15,645,729	15,183,551
Diluted	15,645,729	15,446,761

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC. Consolidated Statements of Stockholders' Equity (Expressed in Canadian dollars) Years Ended December 31, 2004 and 2003

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2003	15,181,250	$22,772	$1,482,408	$(580,007)	$925,173

Stock issued for cash upon
exercise of stock options	20,000	20	3,157	-	3,177
Fair value of options issued to
non-employees for services	-	-	66,854		66,854
Net income	-	-	-	235,512	235,512

Balance, December 31, 2003	15,201,250	22,792	1,552,419	(344,495)	1,230,716

Stock issued for cash upon
exercise of stock options	701,825	702	222,235		222,937
Fair value of options issued to
non-employees for services	-	-	45,159	-	45,159
Net loss				(398,565)	(398,565)

Balance, December 31, 2004	15,903,075	$23,494	$1,819,813	$(743,060)	$1,100,247

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC. Consolidated Statements of Cash Flows (Expressed in Canadian dollars) Years ended December 31

	2004	2003

Operating activities:
Net income (loss)	$(398,565)	$235,512
Items not involving cash:
Depreciation and amortization	39,629	42,357
Selling, general and administrative expenses paid by stock options	45,159	66,854
Changes in non-cash working capital balances (note 14)	155,372	(320,886)
Net cash provided by (used in) operating activities	(158,405)	23,837

Investing activities:
Purchase of equipment	(17,684)	(2,914)
Purchase of service agreements	-	(208,920)
Net cash used in investing activities	(17,684)	(211,834)

Financing activities:
Proceeds from bank indebtedness	18,555	58,703
Repayment of stockholder loans	(156,000)	-
Proceeds from notes payable	-	310,000
Repayment of notes payable	(30,000)	(45,000)
Proceeds from exercise of stock options	222,937	3,177
Net cash provided by financing activities	55,492	326,880

Increase (decrease) in cash and cash equivalents	(120,597)	138,883

Cash and cash equivalents, beginning of year	411,447	272,564

Cash and cash equivalents, end of year	$290,850	$411,447

Supplementary information:
Interest paid	$20,332	$11,414
Income taxes recovered	(67,352)	(12,879)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

1.	Operations

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

The consolidated financial statements include accounts and results of the Company and its wholly-owned subsidiary, Viscount Communication and Control Systems Inc. (“VCCS”). All material intercompany transactions and balances have been eliminated in consolidation.

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

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

2.	Significant accounting policies (cont’d...)

	(c)	Foreign currency translation and transactions

Monetary items denominated in a foreign currency are translated into Canadian dollars at exchange rates in effect at the balance sheet date. During the year ended December 31, 2004, the aggregate foreign currency transaction loss recognized in determining net income (loss) was $24,967 (2003 gain - $72,530).

	(d)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less when acquired to be cash and cash equivalents. At December 31, 2004 and 2003, cash and cash equivalents consisted of cash held at banks.

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

	(g)	Equipment

Equipment is stated at cost. Depreciation is recorded based on the estimated useful lives of the assets as follows:

Asset	Basis	Rate

Computer equipment	declining balance	30%
Office furniture and equipment	declining balance	20%
Manufacturing equipment	declining balance	20%
Leasehold improvements	straight-line	20%

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

2.	Significant accounting policies (cont’d...)

	(h)	Intangible assets

Intangible assets with an indefinite life consisting of intercom service agreements are recorded at cost and are reviewed annually for impairment.

Intangible assets with a finite life are recorded at cost and amortized over their respective lives. This intangible asset consisted of a sales contract customer list that has been amortized to $nil as at December 31, 2004 (note 6).

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

Revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the product does not require significant customization, the fee is fixed and determinable, and collectibility is considered probable. Cash received from customers prior to these criteria being met is recorded as deferred revenue. Amounts billed related to shipping and handling, which are not significant, are included in revenue. The related shipping and handling costs, which are also not significant, are included in cost of sales.

	(k)	Research and development costs

Research and development costs are expensed as incurred and are shown net of investment tax credits (note 11).

	(l)	Advertising costs

Advertising costs are expensed as incurred. Advertising costs amounted to $305,171 (2003 - $118,013).

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

2.	Significant accounting policies (cont’d...)

	(m)	Government assistance and investment tax credits

The Company follows the cost reduction method of accounting for government assistance and investment tax credits, whereby, the estimated net recoverable amount of the benefit of the tax credits is recognized, when reasonable assurance exists as to their collectibility, as a reduction in the cost of the related capital asset or expenditure.

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

The weighted average number of common shares outstanding for computing basic net income (loss) per common share was 15,645,729 (2003 – 15,183,551). The weighted average number of common shares outstanding for computing diluted net income (loss) per common share was 15,645,729 (2003 – 15,446,761). For the year ended December 31, 2004, 3,296,925 shares attributable to the assumed exercise of outstanding options were excluded from the calculation of diluted loss per share because the effect was antidilutive. For the year ended December 31, 2003, 3,735,540 shares attributable to the assumed exercise of outstanding options were excluded from the calculation of diluted net income per common share because the effect was antidilutive.

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

2.	Significant accounting policies (cont’d...)

(p) Stock-based compensation

The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant of stock options only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS 123 had been applied to these transactions. Pro forma net income (loss) was $(494,927) and $43,904 and basic and diluted basic pro forma net income (loss) per share was $(0.03) and $0.00 per share in 2004 and 2003, respectively (see note 10).

Pursuant to SFAS 123, the Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees, based upon the fair value of the equity instruments issued, as the services are provided and the options earned.

3.	Inventory

	2004	2003

Raw materials	$564,710	$567,665
Work in process	58,632	65,615
Finished goods	275,501	223,853

	$898,843	$857,133

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

4.	Leases receivable

Leases receivable include amounts due from customers in monthly installments on five-year leasing contracts expiring in 2009. Contracts bear interest rates of 7% and 11% per annum and are secured by the equipment under lease.

5.	Equipment

		Accumulated
		depreciation and	Net book
2004	Cost	amortization	value

Computer equipment	$106,246	$56,864	$49,382
Office furniture and equipment	68,713	18,815	49,898
Manufacturing equipment	28,360	26,218	2,142
Leasehold improvements	46,814	32,388	14,426

	$250,133	$134,285	$115,848

		Accumulated
		depreciation and	Net book
2003	Cost	amortization	value

Computer equipment	$88,562	$45,366	$43,196
Office furniture and equipment	68,713	13,435	55,278
Manufacturing equipment	28,360	23,716	4,644
Leasehold improvements	46,814	28,507	18,307

	$232,449	$111,024	$121,425

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

6.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. The Enterphone 2000 is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus must agree to assign the service agreement to the Company. The Company had agreed to pay Telus a specified amount from time to time through September 15, 2003, based on the number of customers that agreed to assign service agreements to it and, accordingly, the aggregate purchase price would vary based on the number of assignments. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements is included in intangible assets at December 31, 2004 and 2003. At December 31, 2004, the Company held 1,868 service agreements. However, the Company performed its annual test for impairment in the fourth quarter of 2004 and determined that there had been no impairment.

During June 2002, the Company acquired certain net assets and business operations of Sigma Data Systems, an unrelated company and allocated $40,920 of the purchase price to its sales contracts.

The sales contracts were being amortized using the straight-line method over an estimated useful life of 2.5 years. As at December 31, 2004, the sales contracts have been amortized to $nil.

7.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by a general security agreement. The Company is required to maintain a current ratio that is greater than 1.5:1 and a debt to tangible net worth ratio that is less than 1.5:1 under the terms of the demand facility agreement. At December 31, 2004 the Company was in compliance with the ratio requirements.

8.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

9.	Notes payable

The notes payable bear interest at 8% per annum, are unsecured, and are due April 30, 2005. Principal prepayments are made at the discretion of the Board of Directors.

10.	Capital stock

(a)
Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. There was no preferred stock issued and outstanding at December 31, 2004 and 2003.

(b) During the year ended December 31, 2004, the Company issued 701,825 shares of common stock on the exercise of stock options for gross proceeds of $222,937.

During the year ended December 31, 2003, the Company issued 20,000 shares of common stock on the exercise of stock options for gross proceeds of $3,177.

(c)
The Company has the following stock option plans which serve as equity incentive programs for management, qualified employees, members of the Board of Directors and independent advisors or consultants outstanding as at December 31, 2004:

(i)
The 2001 Stock Option Plan (the “2001 Plan”), which became effective on December 21, 2001, permits, at any one time, up to 1,500,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2004, the total number of stock options outstanding under the 2001 Plan is 1,105,675.

(ii)
The 2003 Stock Option Plan (the “2003 Plan”), which became effective on January 3, 2003, permits, at any one time, up to 2,600,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2004, the total number of stock options outstanding under the 2003 Plan is 2,191,250.

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

10.	Capital stock (cont’d...)

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2003	1,073,750	$0.65
Granted	3,062,500	0.13
Exercised	(20,000)	0.12
Expired/cancelled	(117,500)	0.31
Outstanding at December 31, 2003	3,998,750	0.27
Granted	-	-
Exercised	(701,825)	0.23
Expired/cancelled	-	-
Outstanding at December 31, 2004	3,296,925	0.27
Weighted average grant-date fair value
during 2003		$0.09
Weighted average grant-date fair value
during 2004		$0.00

During the year ended December 31, 2004, the Company recognized stock-based compensation expense on the issuance of stock options to employees of $38,585 (2003 - $62,388) and recorded $6,574 (2003 - $4,466) relating to the fair value of stock options issued to non-employees. Total stock-based compensation, related to the vesting of previously granted options, of $45,159 (2003 – $66,854) has been recorded in selling, general and administrative expenses in the consolidated statements of operations.

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

10.	Capital stock (cont’d...)

A summary of the stock options outstanding at December 31, 2004 is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Exercise Price	Number	Contractual	Exercise	Number	Average
		Life	Price		Exercise Price

$ 0.12	2,316,250	8.25 years	$ 0.12	1,595,000	$0.12
$ 0.18	10,000	2.97 years	$ 0.18	15,000	$0.18
$ 0.20	7,500	2.97 years	$ 0.20	3,750	$0.20
$ 0.45	7,500	2.97 years	$ 0.45	3,750	$0.45
$ 0.55	5,000	2.97 years	$ 0.55	2,500	$0.55
$ 0.60	12,500	2.97 years	$ 0.60	6,250	$0.60
$ 0.65	938,175	6.98 years	$ 0.65	845,000	$0.65

	3,296,925	7.82 years	$ 0.27	2,471,250	$0.29

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

10.	Capital stock (cont’d...)

The Company used the Black-Scholes option pricing model to compute estimated fair value of options granted in 2003 based on the following assumptions: average expected stock price volatility of 87%, expected dividend yield of 0%, risk-free interest rate of 3.26% and expected option life of 1 to 4 years.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123 instead of the intrinsic value method to the options granted to employees under the Company’s stock option plans which assumes that compensation cost had been determined based on the fair value of the options at the date of grant using the Black-Scholes option pricing model and amortized over the vesting period.

	2004	2003

Net income (loss), as reported	$(398,565)	$235,512
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	38,585	62,388
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(134,947)	(253,996)
Pro forma net income (loss)	$(494,927)	$43,904

Net income (loss) per common share –
Basic and diluted, as reported	$(0.03)	$0.02
Basic and diluted, pro forma	(0.03)	0.00

As a result from amendments to SFAS 123, the Company will be required to expense the fair value of employee options beginning with its fiscal quarter ending March 31, 2006.

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

11.	Research and development

Research and development expenditures are recorded net of investment tax credits, which totaled $nil for the year ended December 31, 2004 and 2003.

12.	Income taxes

(a) Income taxes recoverable:

Income taxes recoverable include federal and provincial income taxes, offset by claims for investment tax credits based on qualifying research and development activity as follows:

	2004	2003
Federal and provincial income taxes recoverable	$-	$67,352
Investment tax credits recognized	-	-
Income taxes recoverable	$-	$67,352

Investment tax credits claimed are ultimately subject to the finalization of the review by the Canada Revenue Agency.

Income taxes broken down federally and provincially are as follows:

	2004	2003
Current (credit) provision
Federal	$-	$(8,255)
Provincial	-	(4,624)
Total	$-	$(12,879)

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

12.	Income taxes (cont’d...)

	(b)	A reconciliation of income tax recovery at statutory rates with the reported income tax recovery is as follows:

	2004	2003

Income (loss) before income taxes	$(398,565)	$222,633

Income tax expense (recovery) at statutory rates	$(141,968)	$83,710
Non deductible expenses and other items	74,156	118,286
Recognized operating losses	-	(61,132)
Recognized investment tax credits	-	(153,743)
Unrecognized benefit of operating losses	67,812	-

Total income tax recovery	$-	$(12,879)

(c)	Temporary differences that give rise to the following deferred income tax assets and liabilities are as follows:

	2004	2003

Deferred income tax assets:
Warranty provision	$7,040	$7,431
Intangible assets	1,437	1,373
Unrecognized investment tax credits (non-refundable)	253,333	169,809
Unrecognized benefit of research and development costs	254,803	271,961
Unrecognized benefit of operating losses	67,812	-

Gross deferred income tax assets	584,425	450,574

Valuation allowance	(577,700)	(446,779)

Net deferred income tax assets	6,725	3,795

Deferred income tax liabilities:
Equipment	(6,725)	(3,795)

	$-	$-

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

12.	Income taxes (cont’d...)

The Company has unutilized operating loss carryforwards of $190,377 (2003 - $nil) which will begin to expire in 2014.

The Company has non-refundable federal investment tax credits of $170,432 (2003 - $112,811) and provincial investment tax credits of $82,901 (2003 - $56,998) which will begin to expire in 2012.

The Company has unutilized scientific research and development costs of $715,338 (2003 - $763,935) which are available to reduce taxable income and income taxes payable in future years.

A valuation allowance is applied to the deferred tax asset because it is not more likely than not that the benefits of the future income tax asset will be available to the Company.

The Company has a valuation allowance of $577,700 (2003 - $446,779). This represents an increase of $130,921 and $89,027, as compared to December 31, 2003 and 2002.

13.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire in 2008 as follows:

Year ending December 31:

2004	$171,141
2005	182,869
2006	166,621
2007	73,153
2008	2,527

Rent expense included in the statements of operations is $111,317 (2003 - $107,886).

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

14.	Changes in non-cash working capital balances

	2004	2003

Trade accounts receivable	$87,782	$(145,622)
Inventory	(41,710)	(262,006)
Prepaid expenses	-	121
Income taxes recoverable	67,352	45,707
Leases receivable	11,900	8,741
Accounts payable and accrued liabilities	27,683	4,745
Deferred revenue	2,365	27,428

	$155,372	$(320,886)

15.	Segment information

	(a)	Operating segments:

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

The segments’ accounting policies are the same as those described in Note 2. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales. Depreciation and amortization are not allocated to the operating segments.

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

15.	Segment information (cont’d...)

December 31, 2004	Manufacturing	Servicing	Total

Sales to external customers	$3,005,505	$1,386,153	$4,391,658
Depreciation and amortization	39,629	-	39,629
Interest expense, net	23,329	19,233	42,562
Segment income (loss) before income taxes	(823,412)	424,847	(398,565)
Total assets	1,968,337	208,921	2,177,258

December 31, 2003	Manufacturing	Servicing	Total

Sales to external customers	$3,311,947	$772,646	$4,084,593
Depreciation and amortization	42,357	-	42,357
Interest expense, net	13,456	16,196	29,652
Segment income (loss) before income taxes	(128,109)	350,742	222,633
Total assets	2,236,203	208,921	2,445,124

VISCOUNT SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2004

15.	Segment information (cont’d.)

	(b)	Of the total revenues for the year ended December 31, 2004, $1,212,766 (2003 - $1,266,637) was derived from U.S.-based customers and $3,178,892 (2003 - $2,817,956) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either of the years ended December 31, 2004 and 2003.

	(d)	Products:

Enterphone sales represented 48% of total revenue during the year ended December 31, 2004 (December 31, 2003 – 61%). The balance of the Company’s revenues are derived from service agreements and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

16.	Financial instruments

The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, leases receivable, bank indebtedness, accounts payable, accrued liabilities, due to stockholders and notes payable. It is management's opinion that the Company is not exposed to significant interest, currency, business concentration or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values based on their liquidity and short-term nature.