Form 10QSB
period 2005-03-31
VISCOUNT SYSTEMS INC
filed 2005-05-09
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

As of March 31, 2005, the registrant’s outstanding common stock consisted of 15,970,575 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2005, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.8267.

Item 1. Financial Statements

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31	December 31,
	2005	2004
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$285,344	$290,850
Trade accounts receivable, less allowance for doubtful accounts
of $78,107 at March 31, 2005 and $73,573 at December 31, 2004	805,598	656,527
Inventory (note 2)	921,312	898,843
Prepaid expenses	1,391	1,391
Leases receivable	-	198
Total current assets	2,013,645	1,847,809

Leases receivable	4,475	4,680

Equipment, net (note 3)	110,040	115,848

Intangible assets, net (note 4)	208,921	208,921

Total assets	$2,337,081	$2,177,258

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$105,405	$104,670
Accounts payable and accrued liabilities	534,637	415,146
Deferred revenue	13,369	29,793
Due to stockholders (note 6)	292,402	292,402
Notes payable (note 7)	235,000	235,000
Total liabilities	1,180,813	1,077,011

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
15,970,575 and 15,903,075 common shares	23,562	23,494
Additional paid-in capital	1,848,049	1,819,813
Accumulated deficit	(715,343)	(743,060)
Total stockholders' equity	1,156,268	1,100,247

Total liabilities and stockholders' equity	$2,337,081	$2,177,258

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

	2005	2004

Sales	$1,323,745	$1,148,190
Cost of sales	583,443	411,042
Gross profit	740,302	737,148

Expenses
Selling, general and administrative	604,554	700,548
Research and development, net	91,057	45,948
Depreciation and amortization	5,808	5,909
	701,419	752,405

Income (loss) before other items	38,883	(15,257)

Other items
Other income	221	829
Interest and bank charges	(11,387)	(13,178)
	(11,166)	(12,349)

Income (loss) before income taxes	27,717	(27,606)

Provision (credit) for income taxes	-	-

Net income (loss)	$27,717	$(27,606)

Basic net income (loss) per common share	$0.00	$(0.00)

Diluted net income (loss) per common share	$0.00	$(0.00)

Weighted average number of common shares outstanding,
Basic	15,954,472	15,282,363
Diluted	18,251,958	15,282,363

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2005	15,903,075	$23,494	$1,819,813	$(743,060)	$1,100,247

Stock issued for cash upon
exercise of stock options	67,500	68	21,192	-	21,260
Fair value of options issued
for services			7,044		7,044
Net income				27,717	27,717

Balance March 31, 2005	15,970,575	$23,562	$1,848,049	$(715,343)	$1,156,268

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

	2005	2004

Operating activities:
Net income (loss)	$27,717	$(27,606)
Items not involving cash:
Depreciation and amortization	5,808	5,909
Selling, general and administrative expenses paid by stock options	7,044	8,668
Changes in non-cash working capital balances (note 9)	(68,070)	120,600
Net cash provided by (used in) operating activities	(27,501)	107,571

Investing activities:
Purchase of equipment	-	(1,831)
Net cash used in investing activities	-	(1,831)

Financing activities:
Proceeds from (repayment of) bank indebtedness	735	(49,676)
Repayment of stockholder loans	-	(156,000)
Repayment of notes payable	-	(30,000)
Proceeds from exercise of stock options	21,260	56,890
Net cash provided by (used in) financing activities	21,995	(178,786)

Decrease in cash and cash equivalents	(5,506)	(73,046)

Cash and cash equivalents, beginning of period	290,850	411,447

Cash and cash equivalents, end of period	$285,344	$338,401

Supplementary information:
Interest paid	$6,029	$6,674

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

1.

Basis of presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. Readers of these statements should read the audited annual consolidated financial statements of the Company filed on Form 10-KSB for the year ended December 31, 2004 in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2005 or for any other interim period.

The financial information as at March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

2.	Inventory

	March 31,	December 31,
	2005	2004

Raw materials	$611,231	$564,710
Work in process	105,480	58,632
Finished goods	204,601	275,501

	$921,312	$898,843

3.	Equipment

		Accumulated
		depreciation and	Net book
March 31, 2005	Cost	amortization	value

Computer equipment	$106,246	$60,006	$46,240
Office furniture and equipment	68,713	20,077	48,636
Manufacturing equipment	28,360	26,768	1,592
Leasehold improvements	46,814	33,242	13,572

	$250,133	$140,093	$110,040

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

3.	Equipment (cont’d.)

		Accumulated
		depreciation and	Net book
December 31, 2004	Cost	amortization	value

Computer equipment	$106,246	$56,864	$49,382
Office furniture and equipment	68,713	18,815	49,898
Manufacturing equipment	28,360	26,218	2,142
Leasehold improvements	46,814	32,388	14,426

	$250,133	$134,285	$115,848

4.

Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. The Enterphone 2000 is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus had to agree to assign the service agreement to the Company. The Company had agreed to pay Telus a specified amount from time to time through September 15, 2003, based on the number of customers that agreed to assign service agreements to it and, accordingly, the aggregate purchase price varied based on the number of assignments. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements is included in intangible assets at March 31, 2005 and December 31, 2004 and is not subject to amortization. At March 31, 2005 and December 31, 2004, the Company held 1,829 and 1,868 service agreements, respectively. However, the Company performed its annual test for impairment in the fourth quarter of 2004 and determined that there had been no impairment. The difference between the contracts acquired (2,215) and the current contracts (1,829) was due to the initial fall-off of customers, as many of these customers were carrying older Enterphone equipment that was no longer serviceable.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

5.

Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1 and a debt to tangible net worth ratio less than 1.5:1 under the terms of the demand facility agreement. At March 31, 2005, the Company was in compliance with the ratio requirements.

6.	Due to stockholders Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Notes payable The notes payable bear interest at 8% per annum, are unsecured, and are due December 31, 2005. Principal prepayments are made at the discretion of the Board of Directors.

8.	Capital stock

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2005	3,296,925	$0.33
Granted	-	-
Exercised	(67,500)	0.32
Expired/cancelled	-	-
Outstanding at March 31, 2005	3,229,425	0.34

The Company received gross proceeds of $21,260 from the exercise of stock options during the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Company recognized stock-based compensation expense from the amortization of the intrinsic value of stock options issued in prior periods to employees of $6,710 (2004 - $7,194) and recorded $334 (2004 - $1,474) relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $7,044 (2004 – $8,668) has been recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

8.

Capital stock (cont’d...)

The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair value-based method defined in SFAS 123 had been applied to these transactions.

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

For the three month period ended	March 31,	March 31,
	2005	2004

Net income (loss), as reported	$27,717	$(27,606)
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	6,710	7,194
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(16,013)	(38,643)
Pro forma net income (loss)	$18,414	$(59,055)

Net income (loss) per common share –
Basic and diluted, as reported	$0.00	$(0.00)
Basic and diluted, pro forma	0.00	(0.00)

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

8.

Capital stock (cont’d...)

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

9.	Changes in non-cash working capital balances

	Three months ended
	March 31,
	2005	2004

Trade accounts receivable	$(149,071)	$137,143
Inventory	(22,469)	(51,270)
Leases receivable	403	2,368
Accounts payable and accrued liabilities	119,491	43,204
Deferred revenue	(16,424)	(10,845)

	$(68,070)	$120,600

10.	Commitments and contingencies The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire through 2008 as follows:

Year ending December 31:

2005	$146,486
2006	157,949
2007	69,002
2008	2,527

Rent expense included in the statements of operations for the three month period ended March 31, 2005 is $28,218 (2004 - $27,285).

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

10.

Commitments and contingencies (cont’d...)

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

Information as to these reportable segments for the three ended March 31, 2005 follows:

For the three months ended
March 31, 2005	Manufacturing	Servicing	Total

Sales to external customers	$937,331	$386,414	$1,323,745
Depreciation and amortization	5,808	-	5,808
Interest expense, net	6,687	4,700	11,387
Segment income (loss) before income taxes	(20,370)	48,087	27,717
Total assets	2,128,160	208,921	2,337,081

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

11.	Segment information (cont’d...)

For the thee months ended
March 31, 2004	Manufacturing	Servicing	Total

Sales to external customers	$799,504	$348,686	$1,148,190
Depreciation and amortization	5,909	-	5,909
Interest expense, net	8,045	5,133	13,178
Segment income (loss) before income taxes	(211,629)	184,023	(27,606)
Total assets	2,070,839	208,920	2,279,759

(b)	Of the total revenues for the three months ended March 31, 2005, $194,734 (2004 - $220,300) was derived from U.S.-based customers and $1,129,011 (2004 - $927,890) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the three months ended March 31, 2005 and 2004.

(d)	Products:

Enterphone 2000 sales represented 38% of total revenue during the three months ended March 31, 2005 (2004 – 54%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2005 and 2004

12.

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if stock options were exercised.

The dilutive effect on net income of the assumed exercise of outstanding options for the three months ended March 31, 2005 was immaterial. There were 3,766,250 shares attributable to the assumed exercise of outstanding options at March 31, 2004 that were excluded from the calculation of diluted net income (loss) per share because their effects were antidilutive because of the net loss in that period.

Item 2. Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended March 31, 2005 were $1,323,745, an increase of 15.3% or $175,555, as compared to sales of $1,148,190 for the three months ended March 31, 2004. Sales increased due to increased MESH sales. MESH sales for the quarter ended March 31, 2005 were 20.1% of total sales, as compared to 4.3% of total sales for the quarter ended March 31, 2004. Sales from our existing 1,829 assigned service contracts continue to be steady. On average, each service contract acquired represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. These contracts allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2005, customer service contracts and new equipment sales generated aggregate sales revenues of $433,503. This included MESH sales by the service division. Our core Enterphone product lines have continued to be stable.

Cost of sales and services as a percentage of sales was 44.1% and 35.8% for the three months ended March 31, 2005 and 2004, respectively. Costs of sales have increased due to the higher cost of MESH input costs. Management, however, continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended March 31, 2005 was $740,302, an increase of 0.43%, as compared with gross profit of $737,148 for the three months ended March 31, 2004. This marginal increase in gross profit corresponds with the increased sales revenues and increased cost of sales for the three months ended March 31, 2005.

Selling, general and administrative expenses decreased by $95,994 or (13.7)% during the three months ended March 31, 2005 in comparison to the prior year corresponding period. This decrease was due to the decreased advertising and tradeshow costs during the first quarter of 2005. As a percentage of sales, selling, general and administrative expenses were 45.7% and 61.0% for the three months ended March 31, 2005 and 2004, respectively.

Research and development costs were $91,057 and $45,948 for the three months ended March 31, 2005 and 2004, respectively. This increase of $45,109 was due to costs incurred in designing our new Enterphone 3000 unit and additional costs incurred to complete our next phase of MESH.

Liquidity and Capital Resources

Cash and cash equivalents decreased marginally as of March 31, 2005, as compared to December 31, 2004. At March 31, 2005, cash and cash equivalents totaled $285,344, as compared with the cash and cash equivalents of $290,850 at December 31, 2004. During the three months ended March 31, 2005, cash disbursements increased due to the increased input costs associated with the MESH product. We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At March 31, 2005, $105,405 was drawn on this facility. The facility is secured by a general security agreement.

At March 31, 2005, working capital was $832,832, as compared to a working capital of $770,798 at December 31, 2004. Working capital has increased by $62,034. The current ratio at March 31, 2005 1.71 to 1.0, as compared with 1.72 to 1.0 at December 31, 2004.

The accounts receivable turnover ratio for three months ended March 31, 2005 was 51 days, as compared to 57 days and 54 days for the year ended December 31, 2004 and the three months ended March 31, 2004, respectively. The turnover ratio for the three months ended March 31, 2005 improved by 6 days and 3 days, as compared to the year ended December 31, 2004 and the three months ended March 31, 2004, respectively. The accounts receivable reserve was $78,107 at March 31, 2005, as compared to $73,573 for the year ended December 31, 2004. This ratio reduction and reserve consistency were due to consistent follow-up by management on certain customer accounts. There has been no significant or material business conditions that would warrant an increase to the reserve at this time.

For the three months ended March 31, 2005, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of March 31, 2005.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

There were no related party transactions for the period covered by this report.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards amortized over the vesting period. The provisions of SFAS 123R are effective for the Company for the first annual period that begins after December 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of the first quarter of its year ending December 31, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company’s Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Viscount was named as a third party defendant in litigation that involved the alleged malfunction of certain equipment installed in a residential rental building. This litigation was first reported in its Form 10QSB filed for the period ended June 30, 2004, identified as follows: Joyce M. Smith, Administrator of Estate of Helen Delaney, deceased v. Metroplex, Inc., et al. Docket No. 03 L 7595 (Law Division, Circuit Court of Cook County, Illinois). The plaintiff named Metroplex, Inc. and Kenwood Housing Opportunity Corp. as defendants. Metroplex and Kenwood then filed a third party complaint against Seal-Tight Security, Inc. and Viscount Systems, Inc., seeking contribution as to any judgment entered against Metroplex and Kenwood. The plaintiff was recently allowed leave to amend the complaint to add Seal-Tight and Viscount as direct defendants. Viscount has filed a defence to the third party claim and is actively defending both the third party claim and the plaintiff’s direct claim.

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005	VISCOUNT SYSTEMS, INC.
(Registrant)

By:	/s/ Stephen Pineau
Stephen Pineau, President

By:	/s/ Les Fong
Les Fong, Chief Financial Officer