Form 10QSB
period 2005-06-30
VISCOUNT SYSTEMS INC
filed 2005-08-15
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

As of August 9, 2005, the registrant’s outstanding common stock consisted of 16,010,575 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2005, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.8161.

Item 1.        Financial Statements

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$190,040	$290,850
Trade accounts receivable, less allowance for doubtful accounts
of $82,165 at June 30, 2005 and $73,573 at December 31, 2004	791,760	656,527
Inventory (note 2)	935,963	898,843
Prepaid expenses	1,391	1,391
Leases receivable	-	198
Total current assets	1,919,154	1,847,809

Leases receivable	4,266	4,680

Equipment, net (note 3)	106,697	115,848

Intangible assets (note 4)	203,698	208,921

Total assets	$2,233,815	$2,177,258

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$23,111	$104,670
Accounts payable and accrued liabilities	452,704	415,146
Deferred revenue	36,827	29,793
Due to stockholders (note 6)	292,402	292,402
Notes payable (note 7)	235,000	235,000
Total liabilities	1,040,044	1,077,011

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
16,010,575 and 15,903,075 common shares	23,602	23,494
Additional paid-in capital	1,861,641	1,819,813
Accumulated deficit	(691,472)	(743,060)
Total stockholders' equity	1,193,771	1,100,247

Total liabilities and stockholders' equity	$2,233,815	$2,177,258

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004

Sales	$1,180,205	$1,040,209	$2,503,950	$2,188,399
Cost of sales and services	506,991	414,677	1,090,434	825,719
Gross profit	673,214	625,532	1,413,516	1,362,680

Expenses
Selling, general and administrative	542,151	586,130	1,146,705	1,286,678
Research and development	86,083	55,782	177,140	101,730
Depreciation and amortization	10,811	5,747	16,619	11,656
	639,045	647,659	1,340,464	1,400,064

Income (loss) before other items	34,169	(22,127)	73,052	(37,384)

Other items
Other income	301	757	522	1,586
Interest and bank charges, net	(10,599)	(10,963)	(21,986)	(24,141)
	(10,298)	(10,206)	(21,464)	(22,555)

Income (loss) before income taxes	23,871	(32,333)	51,588	(59,939)

Provision (credit) for income taxes	-	-	-	-

Net income (loss)	$23,871	$(32,333)	$51,588	$(59,939)

Basic net income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Diluted net income (loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding,
Basic	16,001,019	15,551,332	15,979,002	15,416,848
Diluted	18,173,618	15,551,332	18,151,601	15,416,848

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, January 1, 2005	15,903,075	$23,494	$1,819,813	$(743,060)	$1,100,247

Stock issued for cash upon
exercise of stock options	107,500	108	27,119	-	27,227
Fair value of options issued
for services			14,709		14,709
Net income				51,588	51,588

Balance, June 30, 2005	16,010,575	$23,602	$1,861,641	$(691,472)	$1,193,771

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2005 and 2004

	2005	2004

Operating activities:
Net income (loss)	$51,588	$(59,939)
Items not involving cash:
Depreciation and amortization	16,619	11,656
Selling, general and administrative expenses paid by stock options	14,709	20,487
Changes in non-cash working capital balances (note 9)	(127,149)	(66,317)
Net cash used in operating activities	(44,233)	(94,113)

Investing activities:
Purchase of equipment	(2,245)	(3,800)
Net cash used in investing activities	(2,245)	(3,800)

Financing activities:
Proceeds from (repayment of) bank indebtedness	(81,559)	56,628
Repayment of stockholder loans	-	(156,000)
Repayment of notes payable	-	(30,000)
Proceeds from exercise of stock options	27,227	192,517
Net cash provided by (used in) financing activities	(54,332)	63,145

Decrease in cash and cash equivalents	(100,810)	(34,768)

Cash and cash equivalents, beginning of period	290,850	411,447

Cash and cash equivalents, end of period	$190,040	$376,679

Supplementary information:
Interest paid	$11,764	$12,591

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

1.

Basis of presentation

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

The financial information as at June 30, 2005 and for the six and three month periods ended June 30, 2005 and 2004 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

2.	Inventory

	June 30,	December 31,
	2005	2004

Raw materials	$592,552	$564,710
Work in process	100,861	58,632
Finished goods	242,550	275,501

	$935,963	$898,843

3.	Equipment

		Accumulated
		depreciation and	Net book
June 30, 2005	Cost	amortization	value

Computer equipment	$108,491	$63,026	$45,465
Office furniture and equipment	68,713	21,309	47,404
Manufacturing equipment	28,360	27,292	1,068
Leasehold improvements	46,814	34,054	12,760

	$252,378	$145,681	$106,697

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

3.	Equipment (cont’d.)

		Accumulated
		depreciation and	Net book
December 31, 2004	Cost	amortization	value

Computer equipment	$106,246	$56,864	$49,382
Office furniture and equipment	68,713	18,815	49,898
Manufacturing equipment	28,360	26,218	2,142
Leasehold improvements	46,814	32,388	14,426

	$250,133	$134,285	$115,848

4.

Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. The Enterphone 2000 is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus had to agree to assign the service agreement to the Company. The Company had agreed to pay Telus a specified amount from time to time through September 15, 2003, based on the number of customers that agreed to assign service agreements to it and, accordingly, the aggregate purchase price varied based on the number of assignments. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially deemed to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 and 1,797 at December 31, 2004 and June 30, 2005, respectively. As a result, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, including the 2% reduction in the second quarter, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At June 30, 2005, the cost of the service agreements, net of accumulated amortization, was $203,698.

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

5.

Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1 and a debt to tangible net worth ratio less than 1.5:1 under the terms of the demand facility agreement. At June 30, 2005, the Company was in compliance with the ratio requirements.

6.	Due to stockholders Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Notes payable The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due December 31, 2005. Principal prepayments are made at the discretion of the Board of Directors.

8.	Capital stock A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2005	3,296,925	$0.33
Granted	-	-
Exercised	(107,500)	0.25
Expired/cancelled	-	-
Outstanding at June 30, 2005	3,189,425	0.34

The Company received gross proceeds of $27,227 from the exercise of stock options during the six months ended June 30, 2005.

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

8.

Capital stock (cont’d...)

During the six months ended June 30, 2005, the Company recognized stock-based compensation expense from the amortization of the intrinsic value of stock options issued in prior periods to employees of $13,704 (2004 - $18,353) and recorded $1,005 (2004 - $2,134) relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $14,709 (2004 – $20,487) has been recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair value-based method defined in SFAS 123 had been applied to these transactions.

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

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

8.	Capital stock (cont’d...)

For the three month period ended	June 30,	June 30,
	2005	2004

Net income (loss), as reported	$23,871	$(32,333)
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	6,994	11,159
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(16,877)	(35,302)
Pro forma net income (loss)	$13,988	$(56,476)

Net income (loss) per common share –
Basic and diluted, as reported	$0.00	$(0.00)
Basic and diluted, pro forma	0.00	(0.00)

For the six month period ended	June 30,	June 30,
	2005	2004

Net income (loss), as reported	$51,588	$(59,939)
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	13,704	18,353
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(32,890)	(73,945)
Pro forma net income (loss)	$32,402	$(115,531)

Net income (loss) per common share –
Basic and diluted, as reported	$0.00	$(0.00)
Basic and diluted, pro forma	0.00	(0.01)

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

8.	Capital stock (cont’d...)

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

9.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2005	2004

Increase (decrease) in cash from changes in the following:
Trade accounts receivable	$(135,233)	$101,867
Inventory	(37,120)	(129,566)
Leases receivable	612	4,807
Accounts payable and accrued liabilities	37,558	(50,416)
Deferred revenue	7,034	6,991

	$(127,149)	$(66,317)

10.	Commitments and contingencies The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire through 2010 as follows:

Year ending December 31:

2005	$92,329
2006	159,257
2007	73,607
2008	9,487
2009	6,960
2010	2,900

Rent expense included in the statements of operations for the six month period ended June 30, 2005 is $56,637 (2004 - $54,881) and for the three month period ended June 30, 2005 is $28,419 (2004 - $27,596).

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

10.	Commitments and contingencies (cont’d...)

The Company has been named as a third-party defendant in a complaint for an alleged malfunction of certain equipment installed in a residential rental building in Chicago, Illinois. The Company believes the claims are without merit and intends to vigorously defend its position.

11.	Segment information

(a) Operating segments:

Commencing with the acquisition of the service agreements from Telus on May 16, 2003, as described in Note 4 herein and Note 6 in the Form 10-KSB, the Company has organized its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications wiring to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and door access control systems.

The segments’ accounting policies are the same as those described in Note 2 in the Form 10-KSB. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Depreciation and amortization are not allocated to the operating segments.

Information as to these reportable segments for the three and six months ended June 30, 2005 follows:

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

11.	Segment information (cont’d...)

For the three months ended June 30, 2005	Manufacturing	Servicing	Total

Sales to external customers	$786,874	$393,331	$1,180,205
Depreciation and amortization	5,588	5,223	10,811
Interest expense, net	5,899	4,700	10,599
Segment income (loss) before income taxes	(105,300)	129,171	23,871
Total assets	2,030,117	203,698	2,233,815

For the thee months ended June 30, 2004	Manufacturing	Servicing	Total

Sales to external customers	$718,173	$322,036	$1,040,209
Depreciation and amortization	5,747	-	5,747
Interest expense, net	6,263	4,700	10,963
Segment income (loss) before income taxes	(124,031)	91,698	(32,333)
Total assets	2,216,472	208,920	2,425,392

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

11.	Segment information (cont’d...)

For the six months ended June 30, 2005	Manufacturing	Servicing	Total

Sales to external customers	$1,724,205	$779,745	$2,503,950
Depreciation and amortization	11,396	5,223	16,619
Interest expense, net	12,586	9,400	21,986
Segment income (loss) before income taxes	(125,670)	177,258	51,588
Total assets	2,030,117	203,698	2,233,815

For the six months ended June 30, 2004	Manufacturing	Servicing	Total

Sales to external customers	$1,517,677	$670,722	$2,188,399
Depreciation and amortization	11,656	-	11,656
Interest expense, net	14,308	9,833	24,141
Segment income (loss) before income taxes	(335,660)	275,721	(59,939)
Total assets	2,216,472	208,920	2,425,392

(b)	Of the total revenues for the six months ended June 30, 2005, $406,385 (2004 - $588,865) was derived from U.S.-based customers and $2,097,565 (2004 - $1,599,534) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the six months ended June 30, 2005 and 2004.

(d)	Products:

Enterphone 2000 sales represented 39% of total revenue during the six months ended June 30, 2005 (2004 – 51%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

VISCOUNT SYSTEMS INC. Notes to Interim Condensed Consolidated Financial Statements (Unaudited) (Expressed in Canadian dollars) Six months ended June 30, 2005 and 2004

12.

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if stock options were exercised.

The dilutive effect on net income of the assumed exercise of outstanding options for the three and six months ended June 30, 2005 was immaterial. There were 293,750 shares attributable to the assumed exercise of outstanding options for the three months ended June 30, 2004 (3,472,500 shares for the six months ended June 30, 2004) that were excluded from the calculation of diluted net loss per share because their effects were antidilutive as a result of the net losses incurred in these periods.

Item 2.        Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended June 30, 2005 were $1,180,205, an increase of $139,996 or 13.5%, as compared to sales of $1,040,209 for the three months ended June 30, 2004. Sales for the six months ended June 30, 2005 were $2,503,950, as compared to $2,188,399 for the six months ended June 30, 2004. This represented an increase of $315,551 or 14.4% . Sales continued to improve due to increased MESH sales. MESH sales for the six months ended June 30, 2005 were 19.9% of total sales, as compared to 5.2% of total sales for the six months ended June 30, 2004. Sales from our existing 1,797 assigned service contracts continue to be steady. On average, each service contract acquired represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. These contracts allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2005, customer service contracts and new equipment sales generated aggregate sales revenues of $779,745. This included MESH sales by the service division. Sales of our core Enterphone product lines have continued to be stable.

The intangible assets held by the Company are comprised primarily of service agreements for our product known as “Enterphone 2000”. The number of service agreements held by the Company decreased to 1,868 and 1,797 at December 31, 2004 and June 30, 2005, respectively. As a result, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, including the 2% reduction in the second quarter, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At June 30, 2005, the cost of the service agreements, net of accumulated amortization, was $203,698.

Cost of sales and services as a percentage of sales was 43.0% and 39.9% for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, cost of sales and services as a percentage of sales was 43.5% and 37.7%, respectively. Costs of sales have increased due to the higher cost of MESH input costs. Management, however, continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended June 30, 2005 was $673,214, an increase of $47,682 or 7.6%, as compared with gross profit of $625,532 for the three months ended March 31, 2004. For the six months ended June 30, 2005, gross profit was $1,413,516, as compared with $1,362,680 for the six months ended June 30, 2004. This represented an increase of $50,836, or 3.7% . The increase in gross profit corresponds with the increased sales revenues and increased cost of sales for the six months ended June 30, 2005.

Selling, general and administrative expenses decreased by $43,979 or (7.5)% during the three months ended June 30, 2005 in comparison to the prior year comparative period. For the six months ended June 30, 2005 and 2004, selling, general and administrative expenses were $1,146,705 and $1,286,678, respectively. This represented a decrease of $139,973, or (10.9)% . These decreases were due to the management’s cost reduction plan to control variable costs such as advertising, tradeshow and various office expenses. As a percentage of sales, selling, general and administrative expenses were 45.9% and 56.3% for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, selling, general and administrative expenses as a percentage of sales were 45.8% and 58.8%, respectively.

Research and development costs were $86,083 and $55,782 for the three months ended June 30, 2005 and 2004, respectively. This represented an increase of $30,301 or 5.4% . Research and development costs were $177,140 and $101,730 for the six months ended June 30, 2005 and 2004, respectively. This represented an increase of $75,410 or 7.4% . Research and development costs increased due to costs incurred in designing our new Enterphone 3000 unit and additional costs incurred to complete the next phase of MESH.

Liquidity and Capital Resources

Cash and cash equivalents decreased as of June 30, 2005, as compared to December 31, 2004. At June 30, 2005, cash and cash equivalents totaled $190,040, as compared with the cash and cash equivalents of $290,850 at December 31, 2004. During the six months ended June 30, 2005, cash disbursements increased due to paying down the bank debt. We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At June 30, 2005, $23,111 was drawn on this facility. The facility is secured by a general security agreement.

At June 30, 2005, working capital was $879,110, as compared to a working capital of $770,798 at December 31, 2004. Working capital has increased by $108,312. The current ratio at June 30, 2005 1.85 to 1.0, as compared with 1.72 to 1.0 at December 31, 2004.

The accounts receivable turnover ratio for six months ended June 30, 2005 was 56 days, as compared to 57 days and 53 days for the year ended December 31, 2004 and the six months ended June 30, 2004, respectively. The turnover ratio for the six months ended June 30, 2005 is consistent with the turnover ratio for the year ended December 31, 2004 and the six months ended June 30, 2004. The accounts receivable reserve was $82,165 at June 30, 2005, as compared to $73,573 for the year ended December 31, 2004. The accounts receivable reserve has increased by $8,592, since the year ended December 31, 2004. Management identified a few slower paying accounts to be conservative. This ratio consistency and marginal reserve increase were due to consistent follow-up by management on certain customer accounts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the six months ended June 30, 2005, there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of June 30, 2005.

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

Item 3.        Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company’s Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Viscount was named as a third party defendant in litigation that involved the alleged malfunction of certain equipment installed in a residential rental building. This litigation was first reported in its Form 10QSB filed for the period ended June 30, 2004, identified as follows: Joyce M. Smith, Administrator of Estate of Helen Delaney, deceased v. Metroplex, Inc., et al. Docket No. 03 L 7595 (Law Division, Circuit Court of Cook County, Illinois). The plaintiff named Metroplex, Inc. and Kenwood Housing Opportunity Corp. as defendants. Metroplex and Kenwood then filed a third party complaint against Seal-Tight Security, Inc. and Viscount Systems, Inc., seeking contribution as to any judgment entered against Metroplex and Kenwood. The plaintiff was recently allowed leave to amend the complaint to add Seal-Tight and Viscount as direct defendants. Viscount has filed a defense to the third party claim and is actively defending both the third party claim and the plaintiff’s direct claim.

Item 4.        Submission of Maters to a Vote of Security Holders

At the annual general meeting of the holders of shares of common stock of the Company held on May 27, 2005, the shareholders voted on the following matters:

1.	Election of Directors. The following nominees were elected as Class I and Class II directors to serve until the first and second subsequent annual general meeting of the stockholders, respectively:

Class I director: Greg Shen For: 5,669,614 Withheld: 448,250
Broker non-votes/Abstentions: N/A

Class II director: Steven Pineau For: 5,673,724 Withheld: 448,250
Broker non-votes/Abstentions: N/A

2.
Appointment of Independent Registered Public Accounting Firm. The stockholders approved the reappointment of J.H. Cohn LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005.

For: 5,618,852
Against or Withheld: 444,000 Broker non-votes/Abstentions: N/A

Item 6.          Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 15, 2005	VISCOUNT SYSTEMS, INC.
(Registrant)

		By:	/s/ Stephen Pineau
Stephen Pineau, President

		By:	/s/ Les Fong
Les Fong, Chief Financial Officer