Form 10QSB
period 2005-09-30
VISCOUNT SYSTEMS INC
filed 2005-11-10
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from __________________ to __________________

Commission File Number: 000-49746

VISCOUNT SYSTEMS, INC.
(Name of Small Business Issuer in its charter)

Nevada	88-0498181
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
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
YES ☐ NO ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of October 17, 2005, the registrant’s outstanding common stock consisted of 16,010,575 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2005, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.8601.

Item 1.      Financial Statements

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$211,284	$290,850
Trade accounts receivable, less allowance for doubtful accounts
of $87,025 at September 30, 2005 and $73,573 at December 31, 2004	931,574	656,527
Inventory (note 2)	901,938	898,843
Prepaid expenses	1,391	1,391
Leases receivable	887	198
Total current assets	2,047,074	1,847,809

Leases receivable	3,167	4,680

Equipment, net (note 3)	103,660	115,848

Intangible assets (note 4)	198,475	208,921

Total assets	$2,352,376	$2,177,258

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$60,538	$104,670
Accounts payable and accrued liabilities	486,922	415,146
Deferred revenue	23,606	29,793
Due to stockholders (note 6)	292,402	292,402
Notes payable (note 7)	235,000	235,000
Total liabilities	1,098,468	1,077,011

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
16,010,575 and 15,903,075 common shares	23,602	23,494
Additional paid-in capital	1,868,257	1,819,813
Accumulated deficit	(637,951)	(743,060)
Total stockholders' equity	1,253,908	1,100,247

Total liabilities and stockholders' equity	$2,352,376	$2,177,258

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004

Sales	$1,318,153	$1,239,485	$3,822,103	$3,427,884
Cost of sales and services	575,725	457,773	1,666,159	1,283,492
Gross profit	742,428	781,712	2,155,944	2,144,392

Expenses
Selling, general and administrative	593,320	665,031	1,740,025	1,951,709
Research and development	74,221	44,069	251,361	145,799
Depreciation and amortization	10,607	17,724	27,226	29,380
	678,148	726,824	2,018,612	2,126,888

Income before other items	64,280	54,888	137,332	17,504

Other items
Other income	1,210	654	1,732	2,240
Interest and bank charges, net	(11,969)	(9,957)	(33,955)	(34,098)
	(10,759)	(9,303)	(32,223)	(31,858)

Income (loss) before income taxes	53,521	45,585	105,109	(14,354)

Provision (credit) for income taxes	-	-	-	-

Net income (loss)	$53,521	$45,585	$105,109	$(14,354)

Basic net income (loss) per common share	$0.00	$0.00	$0.01	$(0.00)

Diluted net income (loss) per common share	$0.00	$0.00	$0.01	$(0.00)

Weighted average number of common shares outstanding,
Basic	16,010,575	15,838,841	15,984,442	15,559,005
Diluted	18,118,739	18,595,573	18,092,606	18,315,737

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2005	15,903,075	$23,494	$1,819,813	$(743,060)	$1,100,247

Stock issued for cash upon
exercise of stock options	107,500	108	27,119	-	27,227
Fair value of options issued
for services			21,325		21,325
Net income				105,109	105,109

Balance, September 30, 2005	16,010,575	$23,602	$1,868,257	$(637,951)	$1,253,908

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2005 and 2004

	2005	2004

Operating activities:
Net income (loss)	$105,109	$(14,354)
Items not involving cash:
Depreciation and amortization	27,226	29,380
Selling, general and administrative expenses paid by stock options	21,325	34,661
Changes in non-cash working capital balances (note 9)	(211,729)	(262,854)
Net cash used in operating activities	(58,069)	(213,167)

Investing activities:
Purchase of equipment	(4,592)	(4,486)
Net cash used in investing activities	(4,592)	(4,486)

Financing activities:
Proceeds from (repayment of) bank indebtedness	(44,132)	114,295
Repayment of stockholder loans	-	(156,000)
Repayment of notes payable	-	(30,000)
Proceeds from exercise of stock options	27,227	222,937
Net cash provided by (used in) financing activities	(16,905)	151,232

Decrease in cash and cash equivalents	(79,566)	(66,421)

Cash and cash equivalents, beginning of period	290,850	411,447

Cash and cash equivalents, end of period	$211,284	$345,026

Supplementary information:
Interest paid	$17,607	$12,591
Income taxes paid (recovered)	$-	$(22,255)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

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

The financial information as at September 30, 2005 and for the nine and three month periods ended September 30, 2005 and 2004 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-KSB.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

2.	Inventory

	September 30,	December 31,
	2005	2004

Raw materials	$554,965	$564,710
Work in process	148,459	58,632
Finished goods	198,514	275,501

	$901,938	$898,843

3.	Equipment

		Accumulated
		depreciation and	Net book
September 30, 2005	Cost	amortization	value

Computer equipment	$110,838	$65,941	$44,897
Office furniture and equipment	68,713	22,509	46,204
Manufacturing equipment	28,360	27,789	571
Leasehold improvements	46,814	34,826	11,988

	$254,725	$151,065	$103,660

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

3.	Equipment (cont’d.)

		Accumulated
		depreciation and	Net book
December 31, 2004	Cost	amortization	value

Computer equipment	$106,246	$56,864	$49,382
Office furniture and equipment	68,713	18,815	49,898
Manufacturing equipment	28,360	26,218	2,142
Leasehold improvements	46,814	32,388	14,426

	$250,133	$134,285	$115,848

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. The Enterphone 2000 is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus had to agree to assign the service agreement to the Company. The Company had agreed to pay Telus a specified amount from time to time through September 15, 2003, based on the number of customers that agreed to assign service agreements to it and, accordingly, the aggregate purchase price varied based on the number of assignments. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially deemed to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004 and 1,797 and 1,786 at June 30, 2005 and September 30, 2005, respectively. During the second and third quarter of 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, including the 2% reduction in the second quarter, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At September 30, 2005, the cost of the service agreements, net of accumulated amortization of $10,446 was $198,475.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

5.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1 and a debt to tangible net worth ratio less than 1.5:1 under the terms of the demand facility agreement. At September 30, 2005, the Company was in compliance with the ratio requirements.

6.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Notes payable

The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due December 31, 2005. Principal prepayments are made at the discretion of the Board of Directors.

8.	Capital stock

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2005	3,296,925	$0.32
Granted	-	-
Exercised	(107,500)	0.25
Expired/cancelled	-	-
Outstanding at September 30, 2005	3,189,425	0.32

The Company received gross proceeds of $27,227 from the exercise of stock options during the nine months ended September 30, 2005.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

8.	Capital stock (cont’d…)

During the nine months ended September 30, 2005, the Company recognized stock- based compensation expense from the amortization of the intrinsic value of stock options issued in prior periods to employees of $19,348 (2004 - $30,605) and recorded $1,977 (2004 - $4,056) relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $21,325 (2004 – $34,661) has been recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The Company used the Black-Scholes option pricing model to compute estimated fair value of options granted in 2003 based on the following assumptions: average expected stock price volatility of 81%, expected dividend yield of 0%, risk-free interest rate of 3.65% and expected option life of 1 to 4 years.

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

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

8.	Capital stock (cont’d…)

For the three month period ended	September 30,	September 30,
	2005	2004

Net income, as reported	$53,521	$45,585
Add: Total stock-based employee compensation expense
included in net income, as reported, determined under
APB 25, net of related tax effects	5,644	12,252
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(13,801)	(31,071)
Pro forma net income	$45,364	$26,766

Net income per common share –
Basic and diluted, as reported	$0.00	$0.00
Basic and diluted, pro forma	0.00	0.00

For the nine month period ended	September 30,	September 30,
	2005	2004

Net income (loss), as reported	$105,109	$(14,354)
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	19,348	30,605
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(46,691)	(105,015)
Pro forma net income (loss)	$77,766	$(88,764)

Net income (loss) per common share –
Basic and diluted, as reported	$0.00	$(0.00)
Basic and diluted, pro forma	0.00	(0.00)

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

8.	Capital stock (cont’d…)

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

9.	Changes in non-cash working capital balances

	Nine months ended
	September 30,
	2005	2004

Increase (decrease) in cash from changes in the following:
Trade accounts receivable	$(275,047)	$(128,406)
Inventory	(3,095)	(143,415)
Income taxes recoverable	-	22,255
Leases receivable	824	16,363
Accounts payable and accrued liabilities	71,776	(24,044)
Deferred revenue	(6,187)	(5,607)

	$(211,729)	$(262,854)

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire through 2010 as follows:

Year or period ending December 31:

2005	$47,002
2006	164,376
2007	78,726
2008	14,607
2009	12,079
2010	5,886

Rent expense included in the statements of operations for the three month period ended September 30, 2005 is $28,820 (2004 - $28,218) and for the nine month period ended September 30, 2005 is $85,457 (2004 - $83,099).

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

10.	Commitments and contingencies (cont’d…)

The Company has been named as a third-party defendant in a complaint for an alleged malfunction of certain equipment installed in a residential rental building in Chicago, Illinois. The Company believes the claims are without merit and intends to vigorously defend its position.

11.	Segment information

(a) Operating segments:

Commencing with the acquisition of the service agreements from Telus on May 16, 2003, as described in Note 4 herein and Note 6 in the Form 10-KSB, the Company has organized its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications wiring to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and other door access control systems.

The segments’ accounting policies are the same as those described in Note 2 in the Form 10-KSB. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Depreciation and amortization are not allocated to the operating segments.

Information as to these reportable segments for the three and nine months ended September 30, 2005 follows:

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

11.	Segment information (cont’d…)

For the three months ended September 30,	Manufacturing	Servicing	Total
2005

Sales to external customers	$901,217	$416,936	$1,318,153
Depreciation and amortization	5,384	5,223	10,607
Interest expense, net	7,269	4,700	11,969
Segment income (loss) before income taxes	(62,701)	116,222	53,521
Total assets	2,153,901	198,475	2,352,376

For the three months ended September 30,	Manufacturing	Servicing	Total
2004

Sales to external customers	$841,745	$397,740	$1,239,485
Depreciation and amortization	17,724	-	17,724
Interest expense, net	5,257	4,700	9,957
Segment income (loss) before income taxes	(108,520)	154,105	45,585
Total assets	2,378,092	208,920	2,587,012

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

11.	Segment information (cont’d…)

For the nine months ended September 30,	Manufacturing	Servicing	Total
2005

Sales to external customers	$2,625,422	$1,196,681	$3,822,103
Depreciation and amortization	16,780	10,446	27,226
Interest expense, net	19,855	14,100	33,955
Segment income (loss) before income taxes	(188,371)	293,480	105,109
Total assets	2,153,901	198,475	2,352,376

For the nine months ended September 30,	Manufacturing	Servicing	Total
2004

Sales to external customers	$2,359,422	$1,068,462	$3,427,884
Depreciation and amortization	29,380	-	29,380
Interest expense, net	19,565	14,533	34,098
Segment income (loss) before income taxes	(444,180)	429,826	(14,354)
Total assets	2,378,092	208,920	2,587,012

(b)	Of the total revenues for the nine months ended September 30, 2005, $667,712 (2004 - $972,385) was derived from U.S.-based customers and $3,154,391 (2004 - $2,455,499) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the nine months ended September 30, 2005 and 2004.

(d)	Products:

Enterphone 2000 sales represented 42% of total revenue during the nine months ended September 30, 2005 (2004 – 49%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

VISCOUNT SYSTEMS INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2005 and 2004

12.	Net income (loss) per share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if stock options were exercised.

The dilutive effect on net income of the assumed exercise of outstanding options for the three and nine months ended September 30, 2005 and three months ended September 30, 2004 was immaterial. There were 2,756,732 shares attributable to the assumed exercise of outstanding options at September 30, 2004 that were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2004 because their effects were antidilutive as a result of the net losses incurred in this period.

Item 2.      Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended September 30, 2005 were $1,318,153, an increase of $78,668 or 6.3%, as compared to sales of $1,239,485 for the three months ended September 30, 2004. Sales for the nine months ended September 30, 2005 were $3,822,103, as compared to $3,427,884 for the nine months ended September 30, 2004. This represented an increase of $394,219 or 11.5% . Sales continued to improve due to increased MESH (Multimedia Embedded Security Hub) sales. MESH was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management. MESH sales for the nine months ended September 30, 2005 were 19.1% of total sales, as compared to 6.6% of total sales for the nine months ended September 30, 2004. Sales from our existing 1,786 assigned service contracts continue to be steady. On average, each service contract acquired represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. These contracts allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2005, customer service contracts and new equipment sales generated aggregate sales revenues of $1,196,681. This included MESH sales by the service division. Sales of our core Enterphone product lines have continued to be stable.

The intangible assets held by the Company are comprised primarily of service agreements for our product known as “Enterphone 2000”. The number of service agreements held by the Company decreased from 1,868 at December 31, 2004 to 1,797 and 1,786 at June 30, 2005 and September 30, 2005, respectively. During the second and third quarter of 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, including the 2% reduction in the second quarter, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At September 30, 2005, the cost of the service agreements, net of accumulated amortization, was $198,475.

Cost of sales and services as a percentage of sales was 43.7% and 36.9% for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, cost of sales and services as a percentage of sales was 43.6% and 37.4%, respectively. Costs of sales have increased due to the higher MESH input costs. Management, however, continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended September 30, 2005 was $742,428, a decrease of $39,284 or 5.0%, as compared with gross profit of $781,712 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, gross profit was $2,155,944, as compared with $2,144,392 for the nine months ended September 30, 2004. This represented an increase of $11,552, or 0.5% . The gross profit is consistent with the three and nine month periods ended September 30, 2005 and 2004.

Selling, general and administrative expenses decreased by $71,711 or 10.8% during the three months ended September 30, 2005 in comparison to the prior year comparative period. For the nine months ended September 30, 2005 and 2004, selling, general and administrative expenses were $1,740,025 and $1,951,709, respectively. This represented a decrease of $211,684, or 10.8% . These decreases were due to the management’s cost reduction plan to control variable costs such as advertising, tradeshow and various office expenses. As a percentage of sales, selling, general and administrative expenses were 45.0% and 53.7% for the three months ended September 30, 2005 and 2004, respectively.

For the nine months ended September 30, 2005 and 2004, selling, general and administrative expenses as a percentage of sales were 45.5% and 56.9%, respectively.

Research and development costs were $74,221 and $44,069 for the three months ended September 30, 2005 and 2004, respectively. This represented an increase of $30,152 or 68.4% . Research and development costs were $251,361 and $145,799 for the nine months ended September 30, 2005 and 2004, respectively. This represented an increase of $105,562 or 72.4% . Research and development costs increased due to costs incurred in designing our new Enterphone 3000 unit and additional costs incurred to complete the next phase of MESH.

Liquidity and Capital Resources

Cash and cash equivalents decreased as of September 30, 2005, as compared to December 31, 2004. At September 30, 2005, cash and cash equivalents totaled $211,284, as compared with the cash and cash equivalents of $290,850 at December 31, 2004. During the nine months ended September 30, 2005, cash disbursements increased due to repayments of the bank debt. We have a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At September 30, 2005, $60,538 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At September 30, 2005, working capital was $948,606, as compared to a working capital of $770,798 at December 31, 2004. Working capital has increased by $177,808. The current ratio at September 30, 2005 was 1.86 to 1.0, as compared with 1.72 to 1.0 at December 31, 2004.

The accounts receivable turnover ratio for nine months ended September 30, 2005 was 59 days, as compared to 57 days and 53 days for the year ended December 31, 2004 and the nine months ended September 30, 2004, respectively. The turnover ratio for the nine months ended September 30, 2005 is consistent with the turnover ratio for the year ended December 31, 2004 and the nine months ended September 30, 2004. The accounts receivable reserve was $87,025 at September 30, 2005, as compared to $73,573 at December 31, 2004. The accounts receivable reserve has increased by $13,452, since the year ended December 31, 2004. Management identified a few slower paying accounts to be conservative. This ratio consistency and marginal reserve increase were due to consistent follow-up by management on certain customer accounts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the nine months ended September 30, 2005, there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2005.

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

Other recently issued pronouncements are not expected to be applicable to the Company or have significant impact on the Company’s financial statements.

Item 3.      Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company’s Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: November 10, 2005	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President

	By:	/s/ Les Fong
Les Fong, Chief Financial Officer