Form 10KSB
period 2005-12-31
VISCOUNT SYSTEMS INC
filed 2006-03-31
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [           ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]    No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [           ]   N0 [ X ]

State issuer’s revenues for its most recent fiscal year: $4,311,603 ($5,013,492 in Canadian dollars converted at an exchange rate of US$0.860/CDN$ 1.000) .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $8,520,055 as at January 20, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,079,950 shares of common stock as at March 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [           ]   No [ X ]

FORM 10-KSB

FORM 10-KSB

VISCOUNT SYSTEMS, INC.

PART I.

Certain statements in this Form 10-KSB regarding future expectations and financial performance should be regarded as forward-looking statements and are subject to various risks and uncertainties including those described elsewhere in this Form 10-KSB, and in our filings with the Securities and Exchange Commission.

Currency of Financial Information and Exchange Rate Table

We maintain our books of account in Canadian dollars and references to dollar amounts herein are to the lawful currency of Canada unless otherwise indicated.

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00. On January 20, 2006, the exchange rate was US$1.00 per CDN$1.1527. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2006	1.1614	1.1398
January 2006	1.1794	1.1372
December 2005	1.1754	1.1427
November 2005	1.1977	1.1642
October 2005	1.1923	1.1588
September 2005	1.1936	1.1588

The following table sets out the exchange rate information as at each of the years ended December 31, 2005 and 2004.

	Year Ended December 31

	2005	2004
Rate at end of Period	1.1630	1.2020
Average Rate during Period	1.2116	1.3015
Low	1.1467	1.1746
High	1.2696	1.4003

Item 1. DESCRIPTION OF BUSINESS

GENERAL

We are a manufacturer, developer and service provider of access control security products. In 2005, commercial sales of our MESH product line continued to impact our total sales. MESH (Multimedia Embedded Security Hub) was a new technology developed by Viscount that converges voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management.

In addition to MESH, our current access control and security product lines include the following: Enterphone 2000, a building intercom; Entercheck, a card access system; RadioClik and InfraClik, radio frequency and infrared remote controls; Elektra, liquid crystal display intercom panels; EmerPhone, emergency telephone entry systems; and

various accessories. We also have a service division that provides service for the Enterphone 2000. We currently have 1,780 service agreements in place.

Our website address is www.viscount.com. All periodic and current reports are available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Electronic or paper copies of our filings are also available, free of charge, upon request.

BUSINESS OVERVIEW

We design, manufacture and service access control and security products, including intercom and door access control systems and emergency communications systems. These systems use telecommunications wiring to control access to buildings and other facilities for security purposes. While much of our current revenues are derived from sales of the Enterphone technology and related security products, sales from our MESH product line continues to impact and provide a significant source of revenues. Service sales from our existing 1,780 service agreements also continue to provide a significant source of revenues.

Enterphone continues to be our leading sales product. Enterphone is a building access control system that uses a building’s internal phone wiring thereby avoiding use of telephone utility services. Our products include access control panels that use the Enterphone technology. Our control panels are typically installed at entrances to apartment buildings, government facilities, and other buildings and facilities where security concerns require access control systems. The control panels are sold in various formats and with varying features and capabilities. Our Enterphone technology control panels are sold through an established distribution network, and can be found installed in approximately 35,000 buildings throughout North America. We also package and sell access control and security products that are complementary to our Enterphone product, including card access systems, radio frequency remote controls, intercom monitors and closed circuit cameras.

MESH technology is based on a proprietary software platform that can be used for a variety of security and access control applications as well as communication functions. The technology represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 access points per controller. A building access system using the MESH technology can control several hundred points of access from a single remote hardware and software platform. The technology also allows several previously independent building control systems to be hosted on a single hardware and software platform. Our proprietary MESH software is designed to be modular, permitting additional applications to be added as modules, each operating other building and area control systems and high technology requirements.

COMPANY HISTORY

Our current business is operated primarily through our wholly owned subsidiary Viscount Communication and Control Systems Inc. The business of our subsidiary began operations in 1969 as a manufacturer of video switching equipment. In 1970, the business was acquired by B.C. Telecom Inc. (BC Tel), which was acquired by Telus Corporation in 1999. BC Tel was the telephone utility for British Columbia, Canada controlled by GTE Corporation (now Verizon Communications Inc.). Under BC Tel, the business operated as an electronics research laboratory and manufacturing facility. Among the products manufactured were central office telephone test equipment, telephone demarcation blocks, and a satellite based kiosk system used to provide information at airports and other public facilities. Responsibility for the manufacture of the Enterphone system was transferred into the business in 1984 from BC Tel. BC Tel contracted to sell the business in 1997 to Blue Mountain Technologies Inc., a company that purchases and installs our products. Blue Mountain Technologies Inc. simultaneously assigned its contractual rights to acquire all of the business assets, except for certain leasehold interests, to our subsidiary, Viscount Communication. BC Tel consented to the assignment and accordingly the business was acquired by our subsidiary, Viscount Communication and Control Systems Inc.

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

In 2002, we acquired the assets of Sigma Data Systems of British Columbia, Canada. Sigma Data Systems had been designing and manufacturing electronic assemblies for telecommunications and hydroelectric applications since 1993. Sigma Data Systems’ largest customer was BC Hydro, the government owned hydro-electric utility for the Province of British Columbia. We assumed their contract with BC Hydro, which involved custom manufacturing of communications equipment. This contract expired in May of 2005 In 2003 we acquired certain inventory and service agreements from Telus Corporation. The service agreements relate to the maintenance of approximately 1,780 Enterphone installations throughout Western Canada. The inventory was comprised of various products and components for installation and repair of these Enterphone installations.

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

The MESH product line, which has been under development since 1998, is an integrated platform for building access control and management. MESH continues to be the focus of our corporate development.

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

Along with certain other industry participants, we have turned to current high-technology solutions in order to reduce costs of ownership of security systems, while improving functionality. We have developed new system platforms that will permit convergence of the control of various building functions, such as access control, intercom, closed circuit television, and heating/ventilation and air-conditioning. These systems can be operated on a single commercially available host server and can operate using standard communications techniques. As a result of using a single full service system to replace the three or more separate dedicated systems, each requiring its own host server, the overall cost of ownership of a security and control system has been reduced.

Access Control Systems Technology

The access control industry has traditionally used a technology known as Wiegand. Approximately 90% of the world’s installed access systems are based on Wiegand technology. Today, these systems are commonly found in residential, commercial and industrial buildings in the form of access control cards and card readers. Wiegand was initially developed in 1970 by Senso Engineering as an access card technology. The card technology uses a special patented process whereby wires are imbedded in a plastic access card to encode its data. When passed through a magnetic field generated by a card reader, the card generated a signal which is received and interpreted by the card reader. If the signal is recognized, the reader will transmit the information to a host controller to activate a switch, which for example purposes, may release a lock or open an elevator to permit building access to the cardholder. A host controller is essentially computer hardware that is programmed to receive information from the card reader in order to permit access to a building. Wiegand technology has established itself as the industry standard as it is viewed as being reliable and difficult to counterfeit the access cards.

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

PRODUCTS

We are a manufacturer, developer, reseller and service provider of intercom and access control systems based on telephone, new and traditional access card and reader technologies. Our intercom and access control systems are installed throughout North America for various applications including: condominium/apartment building access and intercom; residential intercom; gated home/community access and intercom; seniors/government housing access, tracking and intercom; elevator access and tracking; garage or perimeter gate control, and emergency communications.

For the year ended December 31, 2005, approximately 17% of total sales of our products and services were generated in the United States, and 83% in Canada. This represents a change from 2004, where sales to the United States and Canada were 28% and 72%, respectively. The change is in part due to increased sales of products and services in Canada as a result of our acquisition of service agreements and inventory from Telus Corporation. Information on our existing products can be viewed on our website at www.viscount.com.

Our Enterphone Access Control Products

Historically our principal product was the Enterphone intercom and access control system. Enterphone is our patented building entry control system that uses a building’s internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building’s internal phone wiring by our Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes our Enterphone system distinct from other “dial-up” telephone entry systems that use telephone company lines. Sales of our products based on the Enterphone system account for approximately 42% of our total sales in fiscal 2005. This is down from approximately 48% in fiscal 2004, due in part to the development of other sources of sales, including Enterphone maintenance contracts, new product lines, and our OEM product lines.

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

Our MESH Access Control System

Overview

MESH is a software based building management system designed to replace traditional systems that are more hardware intensive. We continue to develop this technology that was started in 1998. MESH was pre-commercially released in late 2003.

MESH is a software platform that communicates with a network of “intelligent” input/output devices, such as card readers or building environment sensors. As such, the “intelligence” of the system can be said to be distributed among the input/output devices. This is contrasted with the traditional access control industry, which uses “dumb” readers that require information to be processed at a central host computer. An “intelligent” reader or input/output device uses a pre-programmed “smart chip” which allows it to process information on its own, and does not require the host computer to make action decisions, such as to grant or deny access to a door or to activate air-conditioning.

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

  The MESH server provides new opportunities to host video on the unified platform with voice and data. This would represent an entirely new concept in the security industry

  The nature of the MESH server makes MESH telephony products inherently Internet enabled. Future MESH appliances may include the MESH television line, which allows residents to view visitors at the door. MESH panels will be able to connect to web enabled set top boxes being promoted as part of the web TV market.
  MESH may be able to connect to videoconferencing telephones that would compete in the large offshore video intercom business but at a fraction of the cost by saving on conduit and cable;

  The distributed intelligence of MESH makes the product suited to the growing emergency call/nurse call industry;

  MESH networks are built on a proprietary architecture platform which is functional to integrate with any existing automation network;

  A new and emerging market segment tracks not just people, but equipment. A typical application is the embedding of anti-theft chips in computers, which integrate with card reader systems.

Our other products

Our next generation of Enterphone systems, called EP3000, was due to release in late 2005, but due to continued research and development, this new product is scheduled for release during the first quarter of 2006. We expect this product to generate commercial sales during the second quarter of 2006. EP3000 will replace EP2000. EP3000, also a no phone line system like EP2000, is the next generation of Enterphone. EP3000 will be more cost effective because it will require less assembly and material input costs. EP3000 is designed to improve compatibility with MESH and other newer telephony technologies.

The Enterphone 2000 design dates back to 1990 and the architecture has created complications for both manufacturing and installation. The new universal controller will eliminate the need for Viscount to manufacture and carry inventory for 10 different circuit boards. Overall, EP3000 will reduce cost, produce higher margins, and improve our ability to market MESH.

Our other products include RadioClick and InfraClick. These are remote control access control products for doors and parking gates. They are sold separately or as complementary to our Enterphone, Entercheck and MESH systems. We also manufacture and sell EmerPhone, an intercom system that is sold in elevator phone, emergency phone and entry phone applications.

OTHER SERVICES

In addition to sales of our Enterphone, MESH and OEM products, we also service approximately 1,778 existing Enterphone installations within Western Canada.

PRODUCTION

Viscount has facilities for circuit board manufacture and mechanical assembly. We use a range of processes to produce our products. Some products including Enterphone, Infraclik, and Axess are completely manufactured in-house. MESH and Emerphone use outsourced circuit boards with final assembly and software installed at Viscount. Some access control, card readers, Elektra panels, Infraclik and various product accessories are purchased from other manufacturers and resold under our brand-names. We maintain full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits. We have a policy of supporting old products as long as parts are available for servicing and replacement. We are designing our Enterphone 3000 to be backwards compatible with the 2000 series to improve the longevity and serviceability of both products.

The MESH software platform is loaded on standard industrial computer chassis. We are not developing hardware internally for MESH, since the required hardware controllers are commercially available at quality and price levels that make internal development uneconomical. In addition, by using off-the-shelf components, we improve our time to market, eliminate hardware debugging and increase our ability to be technologically flexible in the future. We are primarily executing final mechanical assembly of the MESH systems.

RESEARCH AND DEVELOPMENT

Our research and development continues to be focused on enhancing MESH and completing the development of EP3000. A number of these enhancements were identified in the “MESH Structure” and “Our other products” section of this document. Specific custom MESH applications are being considered, evaluated and implemented. An example of this process would be considering built-in badging printers and a virtual concierge.

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

Our traditional market for our Enterphone product was apartment and condominium buildings. While the market for telephone entry type systems amounts to about US$100 million, in the past 10 years there has been a strong trend towards increased building security resulting in much more sophisticated integrated installations. For example, in 1990, a typical condominium building would be equipped with an intercom to admit visitors. Today, a typical new building installation includes telephone entry, card access, closed circuit cameras, individual burglar alarms and panic stations. This puts pressure on manufacturers to provide a comprehensive package and represents an opportunity for significant revenue growth per system. MESH is our first in-house product that addresses these multiple requirements. The modular nature of MESH also provides us with an excellent opportunity to design additional products on the MESH platform to provide enhanced options for a comprehensive building security package.

In addition to apartment entrances, MESH is also designed to provide access control for the rapidly growing gated community market. Monitor style directory panels are also used in thousands of commercial high-rises. The MESH panel provides features previously unavailable for this market. The overall effect of these system advances has enhanced our core business, while allowing us to find applications where the new features expand the traditional market for such systems.

We are targeting upgrades and retrofits to existing apartments and other complexes that use traditional telephone wire intercom access control systems. The low hardware costs and increased functionality of the MESH system continue to be marketed to building management companies, along with its turnkey installation as a replacement to existing access control systems for most modern buildings.

While complete MESH networks will typically be installed, the modular nature of MESH allows additional segmentation based on product application and end-user need. The nature and scope of a MESH installation depends on the level of security required, the product alternatives, the number of buildings, and the level of system management required. The nature and scope of an installation can be described in terms of a user spectrum ranging from price sensitive users to users requiring enhanced services. At one end of this spectrum is price. For these applications MESH has been competing with traditional Wiegand systems. We believe the cost reduction aspects of MESH has provided us with a competitive advantage over traditional Wiegand systems. For example, a typical condominium developer does not manage a building after construction. Therefore, the developer is looking for a very affordable, reliable access control system. Unless a more sophisticated product will help sell suites, the developer tends to keep the system simple. At the middle of the spectrum are customers who will adopt MESH mainly due to system benefits. For a commercial high-rise this may be the flexibility derived from a new user profile approach MESH uses for programming. On the enhanced service end of the spectrum we find customers who need to develop a much closer relationship due to the level of sophistication of their needs. At this level, we anticipate additional revenue opportunities for custom programming, data mining and hosting, and direct installations for national accounts.

While the core function is controlling access/egress, through the planned development of various MESH technology modules, we have been actively targeting all of these segments. For example, a MESH add-on module can be developed to provide an asset tracking system to prevent computer theft. The inherent alarm functions of MESH allow it to be used as an integrated theft/burglar alarm system for large facilities. The MESH telephony video capture function will allow government agencies to track alcohol and drug problem tenants of controlled housing complexes or other regulatory monitoring functions. Finally, MESH, along with our EmerPhone, can function to combat vandalism and to secure parking lots.

We rank controlling access/egress and securing parking facilities as the primary concerns of our traditional core multi-residential business.

Distribution Plan

We currently have approximately 500 dealers for our existing products throughout North America. When our existing business was acquired from BC Tel, we relied primarily on exclusive and semi-exclusive dealers in certain major metropolitan areas. Our distribution network is not static and we are constantly seeking additional sales channels. In October and November of 2003, we signed a distributor deal with Tri Ed, the security distribution subsidiary of Tyco. The agreement placed our security products in 27 Canadian and U.S. Tyco branches, including Denver, Dallas, Phoenix, Seattle and six locations in California.

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

These distribution deals, along with our existing dealer base, gave us immediate access to the largest networks of dealers in the US, Canada and Mexico.

During the past two years, we have been targeting our existing markets for the sale of our MESH technology, as well as targeting the international marketplace. Internationally, we have sold MESH in China, India, France, and New Zealand. MESH is designed to accommodate foreign languages with minimal modifications to the software. This is in contrast to other products of its type which require a heavy software investment to provide alternative language software. With MESH, the core software can be applied in all languages with only the on screen text displays needing to be translated. Translation can be accomplished using commercially available translation software.

MESH Marketing Strategy

We have been using our established distribution channels as well as new distribution channels to access our target markets for the MESH technology. As a unique technology, however, end-users as well as dealers must be educated about MESH benefits. It is our experience that a stronger initial emphasis on end-user decision-makers and large national system integrators will be the most effective in developing the MESH market.

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

Trade Shows

We have experienced that the marginal dollar benefit of trade show participation is much less than other promotional media (print ad, direct mail etc.). Therefore, we intend to be very selective in choosing which tradeshows would introduce MESH most effectively.

Direct Marketing

One of the most effective ways to market security systems is to identify major institutional and corporate users and market directly to key individuals. We hired additional sales representatives in the U.S. to continue marketing our MESH technology. We have started educating customers about our MESH technology by holding MESH training seminars throughout the U.S. and at hour head office.

Pricing Strategy

Our system provides features never before available in a building control security system. The MESH technology is built on an architecture which can reduce user costs significantly. The modular nature of the technology amplifies this effect the larger the system becomes.

With a unique product and a position of product leadership, we have devised a strategy of building market share. This strategy involves selling MESH at reasonable 50-60% margins. With the telephony component, we have been targeting a price which provides MESH panels at a price that is competitive with similar products, but with newer enhanced features.

COMPETITION

Competitive Summary

The security and building control industry is undergoing a rapid period of consolidation. Large multi-national companies are integrating vertically by acquiring equipment providers to build house brands. Recent examples are the purchase of Cardkey by Johnson Controls, Guardall by Chubb and ADI/Northern Computers by Honeywell. The access control industry is very segmented with no company having a dominant market position. Canada has approximately six access control product manufacturers, while the U.S. has at least fifty. There is a certain amount of vertical integration in the business and several large multinational companies own their own house brands. Many branches of these multinational companies often have their own brand preferences and buy outside their internal distribution channels.

Almost all manufacturers build control hosts based on Wiegand technology. Due to these limitations, most research and development is focused on cost reducing hardware and making the control hosts more network capable. In all cases, the manufacturer using traditional Wiegand technology are limited from 1 to 8 doors per host.

Competitive Threats

We have a strong dealer and distribution plan in place, and MESH has positioned us in a market dominated by much larger players. The higher security MESH applications are also somewhat outside of our traditional scope of business and therefore, we are rapidly trying to develop a market for MESH and in the process, educating users of MESH through our training seminars. We believe that our marketing strategies and training seminars will provide benefits that will help us achieve market share that will allow us to be competitive. There is no guarantee that we will be able to successfully compete against our larger competitors.

While MESH is still a new product in an established growing market, technological change can be met with resistance. Some buyers are nervous about new products, and new protocols even more so. Most buyers are familiar with the benefits of addressable fire alarms and we have marketed MESH from this point of view; that is to stress the inevitability of all access control systems evolving this way.

A key concern is the ability of competitors to imitate the product and the ability of large imitators to more easily commercialize their product. We have estimated that we still have a three-year market lead. Fortunately, the wide range of MESH software applications should provide us with an ongoing lead, as long as we are aggressive with research and development.

INTELLECTUAL PROPERTY

We will rely on a combination of patent laws, trade secret laws, non-disclosure and other contractual agreements, and technical measures to protect the confidential information, know-how, and proprietary rights relating to our Enterphone, MESH and other Viscount products. We have contractual rights with respect to registered North American trademarks and tradenames including the following: Viscount, Enterphone, Enterchek, InfraClick, RadioClick, and EmerPhone. We are still considering and evaluating the need for a North American patent for our MESH technology, and registering North American tradenames for MESH.

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

GOVERNMENT REGULATIONS

All of our Enterphone and OEM products are FCC and IC approved as well as ADA approved where required by law depending specifically on particular products and place of installation. We are still in the process of considering and obtaining UL certifications for our MESH products.

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

OUR SOURCES OF REVENUES

The majority of the Company’s revenues are derived from the Enterphone product line. Historically, the Enterphone product sales represented approximately 60% to 80% of total revenues. In fiscal 2005, this percentage decreased to 62% due in part to new sources of revenues, including service contracts purchased from Telus Corporation, and the commercial launch of MESH, which collectively represented 62% of revenues in fiscal 2005. The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs twenty-eight full time staff at its production facility and head office located in Burnaby, British Columbia, Canada.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

Our executive office and central factory is located in Burnaby, British Columbia, where we currently lease 12,040 square feet. We lease this space under an industry standard operating lease with a term expiring May 31, 2007, renewable at the option of Viscount. Current monthly lease obligations are $7,425. We believe that our current facilities are adequate and are suitable for our current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. Our facilities are adequately insured against perils in a manner consistent with industry practice.

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

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Trades in our common shares are quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board) which is a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol on this service is “VSYS”.

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. Our shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for the last two fiscal years and the subsequent period ending January 31, 2006. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)
2006	First Quarter (through January 31, 2006)	$0.55	$0.52
2005	Fourth Quarter	0.71	0.52
	Third Quarter	0.96	0.61
	Second Quarter	0.97	0.68
	First Quarter	1.07	0.85
2004	Fourth Quarter	1.48	0.75
	Third Quarter	2.68	1.20
	Second Quarter	2.22	1.21
	First Quarter (beginning February 12, 2002)	2.05	0.59

As of January 31, 2006 there were 31 holders of record of our common stock, holding a total of 16,075,575 shares, and an unknown number of beneficial holders.

We have not declared any dividends in the last two fiscal years.

The following table sets forth information respecting our compensation plans as at December 31, 2005, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,146,925	US$0.28	0
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	3,146,925	US$0.28	0

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

RESULTS OF OPERATIONS

Sales revenues for the year ended December 31, 2005 have increased by $621,834 or 14.2% to $5,013,492, as compared to sales revenues of $4,391,658 for the year ended December 31, 2004. Sales continued to improve due to increased MESH (Multimedia Embedded Security Hub) sales. MESH was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management. MESH sales for the year ended December 31, 2005 were 19.9% of total sales, as compared to 10.2% of total sales for the year ended December 31, 2004. Sales from our existing 1,780 assigned service agreements continue to be steady. On average, each service agreement acquired represents ongoing revenues of approximately $33 per month, inclusive of parts and labour. These agreements allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the year ended December 31, 2005, customer service agreements and new equipment sales generated aggregate sales revenues of $1,561,434. This included MESH sales by the service division. Sales of our core Enterphone product lines have continued to be stable.

The intangible assets held by the Company are comprised primarily of service agreements for our product known as “Enterphone 2000”. The number of service agreements held by the Company decreased from 1,868 at December 31, 2004 to 1,829, 1,797, 1,786, and 1,780 at March 31, June 30, September 30, and December 31, 2005, respectively. During the second, third and fourth quarter of 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, including the 2% reduction in the second quarter, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At December 31, 2005, the cost of the service agreements, net of accumulated amortization, was $193,252.

The cost of sales as a percentage of sales was 42.4% for the year ended December 31, 2005, as compared with the cost of sales as a percentage of sales of 42.6% for the year ended December 31, 2004. Costs of sales as a percentage of sales had remained consistent due to management’s commitment of reviewing input costs regularly. Our policy of managing cost of sales remains the same. We are continuously focusing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the year ended December 31, 2005 was $2,836,385, an increase of $314,000 or 12.4%, as compared to a gross profit of $2,522,385 for the year ended December 31, 2004. This increase corresponds with the improved sales revenues and consistent cost of sales percentage for the year ended December 31, 2005.

Selling, general and administrative expenses decreased by $239,337 or 9.1% during the year ended December 31, 2005, in comparison to the prior year comparative period. This decrease was due to management’s cost reduction plan to control variable costs such as advertising, tradeshow and various office expenses. As a percentage of sales, selling, general and administrative expenses were 47.7% and 59.9% for the years ended December 31, 2005 and 2004, respectively.

Research and development costs were $361,983 for the year ended December 31, 2005, as compared to $209,028 for the year ended December 31, 2004. Research and development costs increased due to costs incurred in designing our new Enterphone 3000 unit and additional costs incurred to complete the next phase of MESH.

Income before income tax for the year ended December 31, 2005 was $404, as compared to the loss before income tax of $(398,565) for the year ended December 31, 2004. This is an increase in income of $398,969.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased as of December 31, 2005, as compared to December 31, 2004. At December 31, 2005, cash and cash equivalents totaled $246,563, as compared with the cash and cash equivalents of $290,850 at December 31, 2004. During the year ended December 31, 2005, cash disbursements increased due to the increased advertising and promotional costs associated with the MESH product. At December 31, we had a bank credit facility available for an operating loan of up to a maximum of $300,000 at the prime lending rate plus 1.0% . In anticipation of increased inventory purchases for MESH, management has increased the operating loan by $200,000 to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At December 31, 2005, $11,063 was drawn on this facility. The facility is secured by a general security agreement.

At December 31, 2005, working capital was $869,442, as compared to a working capital of $770,798 at December 31, 2004. Working capital has increased by $98,644. The current ratio at December 31, 2005 was 1.82 to 1.0, as compared with 1.72 to 1.0 at December 31, 2004.

The accounts receivable turnover ratio for year ended December 31, 2005 was 61 days, as compared to 57 days for the year ended December 31, 2004, an increase of 4 days. This increase was due to certain slower paying accounts which are closely being monitored by management. The accounts receivable reserve was $92,421 at December 31, 2005, as compared to $73,573 for the year ended December 31, 2004, an increase of $18,484. The reserve was increased to be conservative in recognizing some of the slower paying accounts. Management continues to recognize and remove older doubtful customer accounts from the accounts receivable sub-ledger, as well as more regular follow-up on certain customer accounts to improve the collection process. There had been no significant or material business conditions that would warrant additional increases to the reserve at this time.

For the year ended December 31, 2005, there were no capital expenditures other than the purchase of equipment.

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

We do not have any material commitments for capital expenditures as of December 31, 2005.

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

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2005.

Such evaluation did not identify any change in our internal controls over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B. OTHER INFORMATION

Not applicable.

PART III.

Items 9 – 12, 14

Information with respect to Items 9 – 12 and 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2006 and is incorporated herein by reference.

Item 13. EXHIBITS

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company, SEC File No. 333- 68998 (the “Form SB-2)

3.2	Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Form SB-2

3.3	Bylaws	Incorporated by reference to Exhibit 3.1 to the Form SB-2

10.1	Employment Agreement with Stephen Pineau	Incorporated by reference to Exhibit 10.2 to the Form SB-2

10.2	Employment Agreement with Greg Chen	Incorporated by reference to Exhibit 10.3 to the Form SB-2

10.3	2001 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2002

10.4	2003 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2003

21.1	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2

23.1	Consent of Davidson & Company LLP	Filed herewith

23.2	Consent of J.H. Cohn LLP	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

VISCOUNT SYSTEMS, INC. By: /s/ Stephen Pineau Stephen Pineau President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	March 30, 2006
	Stephen Pineau	Chief Executive Officer and
Director

By:	/s/ Greg Shen	Chairman of the Board and	March 30, 2006
	Greg Shen	Director

By:	/s/ Les Fong	Chief Financial Officer	March 30, 2006
Les Fong

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2005

F-i

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders of
Viscount Systems, Inc.

We have audited the accompanying consolidated balance sheet of Viscount Systems, Inc. as at December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

February 23, 2006

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

F-ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Viscount Systems, Inc.

We have audited the accompanying consolidated balance sheet of Viscount Systems, Inc. and Subsidiary as of December 31, 2004 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viscount Systems, Inc. and Subsidiary at December 31, 2004, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP

San Diego, California
February 14, 2005

F-iii

VISCOUNT SYSTEMS, INC. Consolidated Balance Sheets (Expressed in Canadian dollars) As at December 31

	2005	2004

Assets

Current assets
Cash and cash equivalents	$246,563	$290,850
Trade accounts receivable, less allowance for doubtful accounts
of $92,421 at December 31, 2005 and $73,573 at December 31, 2004	797,284	656,527
Inventory (note 3)	881,166	898,843
Prepaid expenses	6,028	1,391
Lease receivable (note 4)	902	198
Total current assets	1,931,943	1,847,809

Lease receivable (note 4)	2,936	4,680

Equipment (note 5)	98,468	115,848

Intangible assets (note 6)	193,252	208,921

Total assets	$2,226,599	$2,177,258

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 7)	$11,062	$104,670
Accounts payable and accrued liabilities	491,922	415,146
Deferred revenue	32,115	29,793
Due to stockholders (note 8)	292,402	292,402
Notes payable (note 9)	235,000	235,000
Total current liabilities	1,062,501	1,077,011

Commitments and contingencies (note 13)

Stockholders' equity
Capital stock (note 10)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
16,053,075 and 15,903,075 common shares	23,645	23,494
Additional paid-in capital	1,883,109	1,819,813
Accumulated deficit	(742,656)	(743,060)
Total stockholders' equity	1,164,098	1,100,247

Total liabilities and stockholders' equity	$2,226,599	$2,177,258

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC. Consolidated Statements of Operations (Expressed in Canadian dollars) Years ended December 31

	2005	2004

Sales	$5,013,492	$4,391,658
Cost of sales	2,177,107	1,869,273
Gross profit	2,836,385	2,522,385

Expenses
Selling, general and administrative	2,392,903	2,632,240
Research and development (note 11)	361,983	209,028
Depreciation and amortization	37,641	39,629
	2,792,528	2,880,897

Income (loss) before other items	43,857	(358,512)

Other items
Other income	2,262	2,509
Interest and bank charges	(45,716)	(42,562)
	(43,454)	(40,053)

Income (loss) before income taxes	404	(398,565)

Provision for income taxes (note 12)	-	-

Net income (loss)	$404	$(398,565)

Basic net income (loss) per common share	$0.00	$(0.03)

Diluted net income (loss) per common share	$0.00	$(0.03)

Weighted average number of common shares outstanding
Basic	15,997,606	15,645,729
Diluted	17,996,630	15,645,729

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC. Consolidated Statements of Stockholders' Equity (Expressed in Canadian dollars) Years Ended December 31, 2005 and 2004

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2004	15,201,250	$22,792	$1,552,419	$(344,495)	$1,230,716

Stock issued for cash upon
exercise of stock options	701,825	702	222,235	-	222,937
Stock-based compensation (note 10)	-	-	45,159	-	45,159
Net loss	-	-	-	(398,565)	(398,565)

Balance, December 31, 2004	15,903,075	23,494	1,819,813	(743,060)	1,100,247

Stock issued for cash upon
exercise of stock options	150,000	151	33,075	-	33,226
Stock-based compensation (note 10)	-	-	30,221	-	30,221
Net income	-	-	-	404	404

Balance, December 31, 2005	16,053,075	$23,645	$1,883,109	$(742,656)	$1,164,098

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC. Consolidated Statements of Cash Flows (Expressed in Canadian dollars) Years ended December 31

	2005	2004

Operating activities:
Net income (loss)	$404	$(398,565)
Items not involving cash:
Depreciation and amortization	37,641	39,629
Selling, general and administrative expenses paid by stock options	30,221	45,159
Changes in non-cash working capital balances (note 14)	(47,579)	155,372
Net cash provided by (used in) operating activities	20,687	(158,405)

Investing activities:
Purchase of equipment	(4,592)	(17,684)
Net cash used in investing activities	(4,592)	(17,684)

Financing activities:
Proceeds from (repayment of) bank indebtedness	(93,608)	18,555
Repayment of stockholder loans	-	(156,000)
Repayment of notes payable	-	(30,000)
Proceeds from exercise of stock options	33,226	222,937
Net cash provided by (used in) financing activities	(60,382)	55,492

Decrease in cash and cash equivalents	(44,287)	(120,597)

Cash and cash equivalents, beginning of year	290,850	411,447

Cash and cash equivalents, end of year	$246,563	$290,850

Supplementary information:
Interest paid	$22,833	$20,332
Income taxes recovered	-	(67,352)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

1.	Operations

Viscount Systems Inc. (the “Company”) was incorporated on May 24, 2001. The Company manufactures, distributes, and provides services for electronic premises access and security equipment. The functional currency for the Company and its wholly-owned subsidiary is the Canadian dollar.

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

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

2.	Significant accounting policies (cont’d…)

	(c)	Foreign currency translation and transactions

Monetary items denominated in a foreign currency are translated into Canadian dollars at exchange rates in effect at the balance sheet date. During the year ended December 31, 2005, the aggregate foreign currency transaction gain recognized in determining net income (loss) was $184,432 (2004 loss - $24,967).

	(d)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less when acquired to be cash and cash equivalents. At December 31, 2005 and 2004, cash and cash equivalents consisted of cash held at banks.

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

	(g)	Equipment

Equipment is stated at cost. Depreciation is recorded based on the estimated useful lives of the assets as follows:

Asset	Basis	Rate

Computer equipment	declining balance	30%
Office furniture and equipment	declining balance	20%
Manufacturing equipment	declining balance	20%
Leasehold improvements	straight-line	20%

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

2.	Significant accounting policies (cont’d…)

	(h)	Intangible assets

Intangible assets, consist of intercom service agreements, and have a definitive life based on provisions of SFAS 142. They are recorded at cost and are reviewed annually for impairment. Commencing on April 1, 2005, the Company is amortizing the cost on a straight-line basis over an estimated useful life of 10 years.

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

Service revenue is recognized on a straight-line basis over the period covered by the service agreement only after there is a signed agreement to provide service to the Enterphone 2000 system, the service fee is fixed or determinable, and collectibility is probable. Cash received from customers, in advance of the service period, is recorded as deferred revenue. The Enterphone 2000 system is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services.

	(k)	Research and development costs

Research and development costs are expensed as incurred and are shown net of investment tax credits (note 11).

	(l)	Advertising costs

Advertising costs are expensed as incurred. Advertising costs amounted to $289,257 (2004 - $305,171).

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

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

The weighted average number of common shares outstanding for computing basic net income (loss) per common share was 15,997,606 (2004 – 15,645,729). The weighted average number of common shares outstanding for computing diluted net income (loss) per common share was 17,996,630 (2004 – 15,645,729). For the year ended December 31, 2005, no shares attributable to the assumed exercise of outstanding options were excluded from the calculation of diluted net income per share. For the year ended December 31, 2004, 3,296,925 shares attributable to the potential exercise of outstanding options were excluded from the calculation of diluted net income per common share because the effect was antidilutive.

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

2.	Significant accounting policies (cont’d…)

	(p)	Stock-based compensation

The Company accounts for its employee stock-based compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant of stock options only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS 123 had been applied to these transactions. Pro forma net loss was $(37,939) and $(494,927) and basic and diluted pro forma net loss per share was $(0.00) and $(0.03) per share in 2005 and 2004, respectively (see note 10).

Pursuant to SFAS 123, the Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees, based upon the fair value of the equity instruments issued, adjusted through the vesting date, as the services are provided and the options earned.

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

	(q)	Recent accounting pronouncements

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections – A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which is effective for fiscal years ending after December 15, 2005. SFAS 154 requires that changes in accounting policy be accounted for on a retroactive basis.

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

The adoption of these new pronouncements are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

3.	Inventory

	2005	2004
Raw materials	$575,820	$564,710
Work in process	60,035	58,632
Finished goods	245,311	275,501

	$881,166	$898,843

4.	Lease receivable

Lease receivable includes an amount due from a customer in monthly installments on a five- year leasing contract expiring in 2009. The contract bears an interest rate of 7% per annum and is secured by the equipment under lease.

5.	Equipment

		Accumulated	Net book
2005	Cost	depreciation	value

Computer equipment	$110,838	$68,754	$42,084
Office furniture and equipment	68,713	23,680	45,033
Manufacturing equipment	28,360	28,263	97
Leasehold improvements	46,814	35,560	11,254

	$254,725	$156,257	$98,468

		Accumulated	Net book
2004	Cost	depreciation	value

Computer equipment	$106,246	$56,864	$49,382
Office furniture and equipment	68,713	18,815	49,898
Manufacturing equipment	28,360	26,218	2,142
Leasehold improvements	46,814	32,388	14,426

	$250,133	$134,285	$115,848

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

6.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. The Enterphone 2000 is a building access control system that uses a building’s internal phone wiring thereby avoiding the use of telephone utility services. Each customer that entered into a service agreement with Telus had to agree to assign the service agreement to the Company. The Company had agreed to pay Telus a specified amount from time to time through September 15, 2003, based on the number of customers that agreed to assign service agreements to it and, accordingly, the aggregate purchase price varied based on the number of assignments. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially deemed to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004 and 1,780 at December 31, 2005. During the second, third and fourth quarter of 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At December 31, 2005, the cost of the service agreements, net of accumulated amortization of $15,669 (2004 - $nil) was $193,252 (2004 - $208,921).

7.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $300,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio that is greater than 1.5:1 and a debt to tangible net worth ratio that is less than 1.5:1 under the terms of the demand facility agreement. At December 31, 2005 the Company was in compliance with the ratio requirements.

Subsequent to the year ended December 31, 2005, the bank credit facility available was increased to a maximum of $500,000.

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

8.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

9.	Notes payable

The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due December 31, 2006. Principal prepayments are made at the discretion of the Board of Directors.

10.	Capital stock

(a)

Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. There was no preferred stock issued and outstanding at December 31, 2005 and 2004.

(b) During the year ended December 31, 2005, the Company issued 150,000 shares of common stock on the exercise of stock options for gross proceeds of $33,226.

During the year ended December 31, 2004, the Company issued 701,825 shares of common stock on the exercise of stock options for gross proceeds of $222,937.

(c)

The Company has the following stock option plans which serve as equity incentive programs for management, qualified employees, members of the Board of Directors and independent advisors or consultants outstanding as at December 31, 2005:

(i)

The 2001 Stock Option Plan (the “2001 Plan”), which became effective on December 21, 2001, permits, at any one time, up to 1,500,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2005, the total number of stock options outstanding under the 2001 Plan is 999,425.

(ii)

The 2003 Stock Option Plan (the “2003 Plan”), which became effective on January 3, 2003, permits, at any one time, up to 2,600,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

10.

Capital stock (cont’d…)

an incentive stock option. As at December 31, 2005, the total number of stock options outstanding under the 2003 Plan is 2,147,500.

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2004	3,998,750	$0.27
Granted	-	-
Exercised	(701,825)	0.23
Expired/cancelled	-	-
Outstanding at December 31, 2004	3,296,925	0.27
Granted		-
Exercised	(150,000)	0.26
Expired/cancelled	-	-
Outstanding at December 31, 2005	3,146,925	0.33
Weighted average grant-date fair value
during 2004		$0.00
Weighted average grant-date fair value
during 2005		$0.00

During the year ended December 31, 2005, the Company recognized stock-based compensation expense on the amortization of the intrinsic value of previously issued stock options to employees of $26,883 (2004 - $38,585) and recorded $3,338 (2004 -$6,574) relating to the fair value of stock options previously issued to non-employees. Total stock-based compensation, related to the vesting of previously granted employee and non-employee stock options, of $30,221 (2004 – $45,159) has been recorded in selling, general and administrative expenses in the consolidated statements of operations.

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

10.	Capital stock (cont’d…) A summary of the stock options outstanding at December 31, 2005 is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Exercise Price	Number	Contractual	Exercise	Number	Average
		Life	Price		Exercise Price

$0.12	2,171,875	7.32 years	$ 0.12	2,157,500	$ 0.12
$0.18	8,750	1.97 years	$ 0.18	8,750	$ 0.18
$0.20	7,500	1.97 years	$ 0.20	5,625	$ 0.20
$0.45	7,500	1.97 years	$ 0.45	5,625	$ 0.45
$0.55	5,000	1.97 years	$ 0.55	3,750	$ 0.55
$0.60	12,500	1.97 years	$ 0.60	9,375	$ 0.60
$0.65	933,800	5.98 years	$ 0.65	933,800	$ 0.65

	3,146,925	6.85 years	$ 0.27	3,124,425	$ 0.28

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

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

	2005	2004

Net income (loss), as reported	$404	$(398,565)
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	26,833	38,585
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(65,176)	(134,947)
Pro forma net income (loss)	$(37,939)	$(494,927)

Net income (loss) per common share –
Basic and diluted, as reported	$0.00	$(0.03)
Basic and diluted, pro forma	(0.00)	(0.03)

As a result from amendments to SFAS 123, the Company will be required to expense the fair value of employee options beginning with its fiscal quarter ending March 31, 2006.

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

11.	Research and development

Research and development expenditures are recorded net of investment tax credits, which totaled $nil for the years ended December 31, 2005 and 2004.

12.	Income taxes

(a) A reconciliation of income tax recovery at statutory rates with the reported income tax recovery is as follows:

	2005	2004

Income (loss) before income taxes	$404	$(398,565)

Income tax expense (recovery) at statutory rates	$138	$(141,968)
Non deductible expenses and other items	160,631	74,156
Recognized operating losses	-	-
Recognized investment tax credits	(160,769)	-
Unrecognized benefit of operating losses	-	67,812

Total income tax recovery	$-	$-

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

12.	Income taxes (cont’d…)

	(b)	Temporary differences that give rise to the following deferred income tax assets and liabilities are as follows:

	2005	2004

Deferred income tax assets (liabilities)
Equipment	$1,020	$(6,725)
Intangible assets	(10,734)	1,437
Unrecognized investment tax credits (non-refundable)	198,051	253,333
Unrecognized benefit of research and development costs	317,799	254,803
Unrecognized benefit of operating losses	59,597	67,812
Warranty provision	15,139	7,040

Gross deferred income tax assets	580,872	577,700

Valuation allowance	(580,872)	(577,700)

	$-	$-

The Company has unutilized operating loss carryforwards of $180,597 (2004 - $190,377) which will begin to expire up to 2014.

The Company has non-refundable federal investment tax credits of $136,266 (2004 -$170,432) and provincial investment tax credits of $61,785 (2004 - $82,901) which will begin to expire in 2010.

The Company has unutilized scientific research and development costs of $963,027 (2004 - $715,338) which are available to reduce taxable income and income taxes payable in future years.

A valuation allowance is applied to the deferred tax asset because it is not more likely than not that the benefits of the future income tax asset will be available to the Company. The Company has a valuation allowance of $580,872 (2004 - $577,700). This represents an increase of $3,172 and $130,921, as compared to December 31, 2004 and 2003.

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

13.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobile and office equipment operating leases that expire in 2010 as follows:

Year ending December 31:

2006	$215,029
2007	89,495
2008	24,501
2009	12,363
2010	6,608

Rent expense included in the statements of operations is $114,277 (2004 - $111,317). The Company has been named as a third-party defendant in a complaint for an alleged malfunction of certain equipment installed in a residential rental building in Chicago, Illinois. The Company believes the claim is without merit and intends to vigorously defend its position. An estimate of the claim cannot be made.

14.	Changes in non-cash working capital balances

	2005	2004

Trade accounts receivable	$(140,757)	$87,782
Inventory	17,677	(41,710)
Prepaid expenses	(4,637)	-
Income taxes recoverable	-	67,352
Leases receivable	1,040	11,900
Accounts payable and accrued liabilities	76,776	27,683
Deferred revenue	2,322	2,365

	$(47,579)	$155,372

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

15.	Segment information

	(a)	Operating segments:

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

December 31, 2005	Manufacturing	Servicing	Total

Sales to external customers	$3,452,058	$1,561,434	$5,013,492
Depreciation and amortization	21,972	15,669	37,641
Interest expense, net	26,916	18,800	45,716
Segment income (loss) before income taxes	(359,537)	359,941	404
Total assets	2,033,347	193,252	2,226,599

December 31, 2004	Manufacturing	Servicing	Total

Sales to external customers	$3,005,505	$1,386,153	$4,391,658
Depreciation and amortization	39,629	-	39,629
Interest expense, net	23,329	19,233	42,562
Segment income (loss) before income taxes	(823,412)	424,847	(398,565)
Total assets	1,968,337	208,921	2,177,258

VISCOUNT SYSTEMS, INC. Notes to Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2005

	15.	Segment information (cont’d.)

		(b)	Of the total revenues for the year ended December 31, 2005, $862,929 (2004 - $1,212,766) was derived from U.S.-based customers and $4,150,563 (2004 - $3,178,892) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

		(c)	Major customers:

No customer represented more than 10% of total revenues in either of the years ended December 31, 2005 and 2004.

		(d)	Products:

Enterphone sales represented 42% of total revenue during the year ended December 31, 2005 (December 31, 2004 – 48%). The balance of the Company’s revenues are derived from service agreements and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

16.	Financial instruments

The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, lease receivable, bank indebtedness, accounts payable, accrued liabilities, due to stockholders and notes payable. It is management's opinion that the Company is not exposed to significant interest, currency, business concentration or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values based on their liquidity and short-term nature.

17.	Subsequent event

Subsequent to the year ended December 31, 2005, the Company issued 26,875 common shares at a value of $0.12 per share pursuant to the exercise of stock options up to February 23, 2006.