Form 10QSB
period 2006-03-31
VISCOUNT SYSTEMS INC
filed 2006-05-15
CIK 1158387

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
YES [               ] NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 12, 2006 the registrant’s outstanding common stock consisted of 16,079,950 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2006, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.8562.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

MARCH 31, 2006

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$268,146	$246,563
Trade accounts receivable, less allowance for doubtful accounts
of $103,921 at March 31, 2006 and $92,421 at December 31, 2005	791,925	797,284
Inventory (note 2)	1,045,506	881,166
Prepaid expenses	6,028	6,028
Leases receivable	918	902
Total current assets	2,112,523	1,931,943

Leases receivable	2,700	2,936

Equipment, net (note 3)	93,869	98,468

Intangible assets (note 4)	188,029	193,252

Total assets	$2,397,121	$2,226,599

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$187,747	$11,062
Accounts payable and accrued liabilities	601,309	491,922
Deferred revenue	18,093	32,115
Due to stockholders (note 6)	292,402	292,402
Notes payable (note 7)	235,000	235,000
Total current liabilities	1,334,551	1,062,501

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
16,079,950 and 16,053,075 common shares	23,672	23,645
Additional paid-in capital	1,891,611	1,883,109
Accumulated deficit	(852,713)	(742,656)
Total stockholders' equity	1,062,570	1,164,098

Total liabilities and stockholders' equity	$2,397,121	$2,226,599

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2006 and 2005

	2006	2005

Sales	$1,141,554	$1,323,745
Cost of sales and services	482,545	583,443
Gross profit	659,009	740,302

Expenses
Selling, general and administrative	640,352	604,554
Research and development	107,030	91,057
Depreciation and amortization	9,822	5,808
	757,204	701,419

Income (loss) before other items	(98,195)	38,883

Other items
Other income	829	221
Interest and bank charges, net	(12,691)	(11,387)
	(11,862)	(11,166)

Income (loss) before income taxes	(110,057)	27,717

Provision (credit) for income taxes	-	-

Net (loss) income	$(110,057)	$27,717

Basic net income (loss) per common share	$(0.01)	$0.00

Diluted net income (loss) per common share	$(0.01)	$0.00

Weighted average number of common shares outstanding,
Basic	16,076,347	15,954,472
Diluted	17,338,990	18,251,958

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2006	16,053,075	$23,645	$1,883,109	$(742,656)	$1,164,098

Stock issued for cash upon
exercise of stock options	26,875	27	3,699	-	3,726
Stock-based compensation			4,803		4,803
Net loss				(110,057)	(110,057)

Balance, March 31, 2006	16,079,950	$23,672	$1,891,611	$(852,713)	$1,062,570

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Three months ended March 31, 2006 and 2005

	2006	2005

Operating activities:
Net income (loss)	$(110,057)	$27,717
Items not involving cash:
Depreciation and amortization	9,822	5,808
Selling, general and administrative expenses paid by stock options	4,803	7,044
Changes in non-cash working capital balances (note 9)	(63,396)	(68,070)
Net cash used in operating activities	(158,828)	(27,501)

Investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from bank indebtedness	176,685	735
Proceeds from exercise of stock options	3,726	21,260
Net cash provided by financing activities	180,411	21,995

Increase (decrease) in cash and cash equivalents	21,583	(5,506)

Cash and cash equivalents, beginning of period	246,563	290,850

Cash and cash equivalents, end of period	$268,146	$285,344

Supplementary information:
Interest paid	$6,799	$6,029
Income taxes paid (recovered)	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2006 and 2005

1.	Basis of presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. Readers of these statements should read the audited annual consolidated financial statements of the Company filed on Form 10-KSB for the year ended December 31, 2005 in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2006 or for any other interim period.

The financial information as at March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-KSB.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2006 and 2005

2.	Inventory

	March 31,	December 31,
	2006	2005

Raw materials	$709,051	$575,820
Work in process	101,477	60,035
Finished goods	234,978	245,311

	$1,045,506	$881,166

3.	Equipment

		Accumulated	Net book
March 31, 2006	Cost	depreciation	value

Computer equipment	$110,838	$70,909	$39,929
Office furniture and equipment	68,713	24,675	44,038
Leasehold improvements	46,814	36,912	9,902

	$226,365	$132,496	$93,869

Manufacturing equipment was completely depreciated during the period ended March 31, 2006 ($97) and therefore, the cost of $28,360 and accumulated depreciation were removed.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2006 and 2005

3.	Equipment (cont’d...)

		Accumulated	Net book
December 31, 2005	Cost	depreciation	value

Computer equipment	$110,838	$68,754	$42,084
Office furniture and equipment	68,713	23,680	45,033
Manufacturing equipment	28,360	28,263	97
Leasehold improvements	46,814	35,560	11,254

	$254,725	$156,257	$98,468

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially deemed to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004 and 1,780 at December 31, 2005. During the second, third and fourth quarter of 2005, and the first quarter of 2006, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At December 31, 2005, the cost of the service agreements, net of accumulated amortization of $15,669 (2004 - $nil) was $193,252 (2004 - $208,921). At March 31, 2006, the Company held 1,760 service agreements at a cost, net of accumulated amortization of $20,892 (2005 - $nil) of $188,029 (2005 – $208,921).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2006 and 2005

5.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1 and a debt to tangible net worth ratio less than 1.5:1 under the terms of the demand facility agreement. At March 31, 2006, the Company was in compliance with the ratio requirements.

6.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Notes payable

The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due December 31, 2006. Principal prepayments are made at the discretion of the Board of Directors.

8.	Capital stock

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2006	3,146,925	$0.33
Granted	-	-
Exercised	(26,875)	0.16
Expired/cancelled	-	-
Outstanding at March 31, 2006	3,120,050	0.33

The Company received gross proceeds of $3,726 from the exercise of stock options during the three months ended March 31, 2006.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2006 and 2005

8.	Capital stock (cont’d…)

As a result of the amendments to SFAS 123 (R), the Company was required to expense the fair value of employee stock options over the vesting period beginning with this quarter ended March 31, 2006. The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued in prior periods to employees of $4,661 and recorded $142 relating to the fair value of stock options issued to non-employees, during the three months ended March 31, 2006. Total stock-based compensation of $4,803 has been recorded in selling, general and administration expenses in the condensed consolidated statement of operations for the three months ended March 31, 2006.

During the three months ended March 31, 2005, the Company recognized stock-based compensation expense from the amortization of the intrinsic value of stock options issued in prior periods to employees of $6,710 and recorded $334 relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $7,044 has been recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

During the three months ended March 31, 2005, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair value- based method defined in SFAS 123 had been applied to these transactions.

The Company used the Black-Scholes option pricing model to compute estimated fair value of options granted in 2003 based on the following assumptions: average expected stock price volatility of 62%, expected dividend yield of 0%, risk-free interest rate of 4% and expected option life of 1 to 4 years.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2006 and 2005

8.	Capital stock (cont’d…)

The following tables illustrates the pro forma effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123, during the three months ended March 31, 2005, to the options granted to employees under the Company’s stock option plans which assumes that compensation cost had been determined based on the fair value of the options at the date of grant using the Black-Scholes option pricing model and amortized over the vesting period.

For the three month period ended	March 31,	March 31,
	2006	2005

Net income (loss), as reported	$(110,057)	$27,717
Add: Total stock-based employee compensation expense
included in net income, as reported, determined under
APB 25, net of related tax effects	-	6,710
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	-	(16,013)
Pro forma net income (loss)	$(110,057)	$18,414

Net income per common share –
Basic and diluted, as reported	$(0.01)	$0.00
Basic and diluted, pro forma	(0.01)	0.00

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2006 and 2005

9.	Changes in non-cash working capital balances

	Three months ended
	March 31,
	2006	2005

Decrease in cash from changes in the following:
Trade accounts receivable	$5,359	$(149,071)
Inventory	(164,340)	(22,469)
Leases receivable	220	403
Accounts payable and accrued liabilities	109,387	119,491
Deferred revenue	(14,022)	(16,424)

	$(63,396)	$(68,070)

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire through 2010 as follows:

Year or period ending December 31:

2006	$156,606
2007	89,495
2008	24,501
2009	12,363
2010	6,608

Rent expense included in the statements of operations for the three month period ended March 31, 2005 is $28,820 (2005 - $28,218).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2006 and 2005

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

Information as to these reportable segments for the three months ended March 31, 2006 and 2005 are as follows:

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2006 and 2005

11. Segment information (cont’d…)

For the three months ended March 31, 2006	Manufacturing	Servicing	Total

Sales to external customers	$731,216	$410,338	$1,141,554
Depreciation and amortization	4,600	5,223	9,823
Interest expense, net	7,991	4,700	12,691
Segment income (loss) before income taxes	(217,934)	107,877	(110,057)
Total assets	2,209,092	188,029	2,397,121

For the three months ended March 31, 2005	Manufacturing	Servicing	Total

Sales to external customers	$937,331	$386,414	$1,323,745
Depreciation and amortization	5,808	-	5,808
Interest expense, net	6,687	4,700	11,387
Segment income (loss) before income taxes	(20,370)	48,087	27,717
Total assets	2,128,160	208,921	2,337,081

(b)	Of the total revenues for the three months ended March 31, 2006, $229,602 (2005 - $194,734) was derived from U.S.-based customers and $911,952 (2005 - $1,129,011) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the three months ended March 31, 2006 and 2005.

(d)	Products:

Enterphone 2000 sales represented 25% of total revenue during the three months ended March 31, 2006 (2005 – 38%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

Item 2. Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended March 31, 2006 were $1,141,554 a decrease of $182,191 or 13.8%, as compared to sales of $1,323,745 for the three months ended March 31, 2005. MESH sales for the quarters ended March 31, 2006 and 2005 were $366,318 and $265,591, respectively, an increase of $100,727 or 37.9% . MESH was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management. The decrease in quarterly sales resulted from decreased sales of our legacy Enterphone 2000 system. Enterphone 2000 sales decreased from $498,049 to $285,538 for the quarters ended March 31, 2005 and 2006, respectively, or a decrease of $212,511 or 43%. Enterphone sales tended to fluctuate based on new construction orders and this trend did not reflect the Company’s overall corporate direction. This was the first quarter that MESH sales surpassed Enterphone sales and the future growth of MESH and the size of the related MESH market will minimize any further shrinkage of Enterphone sales in the coming years. The Enterphone 2000 is a 15 year old technology and with the introduction of the next generation of Enterphone systems, Enterphone 3000, in the third quarter of 2006, will help reverse any shrinking Enterphone sales. EP3000 is a no phone line system like EP2000. EP3000 will be more cost effective, as it will require less assembly and material input costs. EP3000 is designed to improve compatibility with MESH and other newer telephony technologies. Sales from our existing 1,760 assigned service contracts continue to be steady. On average, each service contract acquired represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. These contracts allow us to provide Enterphone support and maintenance services to these assigned customers. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2006, customer service contracts and new equipment sales generated aggregate sales revenues of $410,338. This included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service agreements for our product known as “Enterphone 2000”. The number of service agreements held by the Company was 1,760 at March 31, 2006, as compared to 1,780 and 1,829 at December 31, 2005 and March 31, 2005, respectively. During the second and third quarter of 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, including the 2% reduction in the second quarter, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At March 31, 2006, the cost of the service agreements, net of accumulated amortization, was $188,029.

Cost of sales and services as a percentage of sales was 42.3% and 44.1% for the three months ended March 31, 2006 and 2005, respectively. Costs of sales have decreased due to management’s involvement in monitoring the input costs of MESH and Enterphone 2000 products, always looking for the most economical and viable alternatives.

Gross profit for the three months ended March 31, 2006 was $659,010, a decrease of $81,292 or 11.0%, as compared with gross profit of $740,302 for the three months ended March 31, 2005. The decrease in gross profit corresponds with the decrease in sales and consistent cost of sales for the three months ended March 31, 2006.

Selling, general and administrative expenses increased by $35,798 or 5.9% during the three months ended March 31, 2006 in comparison to the prior year comparative period. This increase was due to the variable costs such as advertising, tradeshow and various office expenses. As a percentage of sales, selling, general and administrative expenses were 56.1% and 45.7% for the three months ended March 31, 2006 and 2005, respectively.

Research and development costs were $107,030 and $91,057 for the three months ended March 31, 2006 and 2005, respectively. This represented an increase of $15,973 or 17.5% . Research and development costs increased due to costs incurred in designing our new Enterphone 3000 unit and additional costs incurred to complete the next phase of MESH.

Liquidity and Capital Resources

Cash and cash equivalents increased as of March 31, 2006, as compared to December 31, 2005. At March 31, 2006, cash and cash equivalents totaled $268,146, as compared with the cash and cash equivalents of $246,563 at December 31, 2005. This represented an increase of $21,583. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At March 31, 2006, $187,747 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At March 31, 2006, working capital was $777,972, as compared to a working capital of $869,442 at December 31, 2005. Working capital has decreased by $91,470. The current ratio at March 31, 2006 was 1.58 to 1.0, as compared with 1.82 to 1.0 at December 31, 2005.

The accounts receivable turnover ratio for three months ended March 31, 2006 was 62 days, as compared to 61 days and 51 days for the year ended December 31, 2005 and the three months ended March 31, 2005, respectively. The accounts receivable ratio for the two quarters ended March 31, 2006 and the year ended December 31, 2005 were consistent. The accounts receivable ratio increased by 11 days for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. The accounts receivable reserve was $103,921 at March 31, 2006, as compared to $92,421 at December 31, 2005. The accounts receivable reserve has increased by $11,500, since the year ended December 31, 2005. Management identified more slower paying accounts to be conservative. Management continues to follow-up customer accounts to improve cash flow and minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the three months ended March 31, 2006, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of March 31, 2006.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

There were no related party transactions for the period covered by this report.

Recently Issued Accounting Standards

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” [SFAS 123 (R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123 (R), we accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income because the exercise price of options granted was equal to the market price of the related common stock at the date of grant.

Under the modified prospective approach, SFAS 123 (R) applies to new awards and to unvested awards that were outstanding on December 31, 2005. Compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). No options or other stock-based compensation was granted during the three months ended March 31, 2006. As required under the modified prospective approach, prior periods were not restated to reflect the impact of adopting the new standard.

The Company’s results for the three months ended March 31, 2006 were not significantly affected as a result of adopting SFAS 123 (R) on January 1, 2006.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company’s Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President

	By:	/s/ Les Fong
Les Fong, Chief Financial Officer