Form 10QSB
period 2006-06-30
VISCOUNT SYSTEMS INC
filed 2006-08-14
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2006 the registrant’s outstanding common stock consisted of 16,082,450 shares.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I.      FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Terms such as “we believe”, “we expect” or “we project”, and similar terms, are examples of forward looking statements that we may use in this report. Such statements also relate to the sales trends of our Enterphone 2000, Enterphone 3000 and MESH product lines, general revenues, income, the number of new construction projects or building upgrades that may generate sales of our product, and in general the market for our products. Any projections herein are based solely on management’s views, and were not prepared in accordance with any accounting guidelines applicable to projections. Accordingly, these forward looking statements are intended to provide the reader with insight into managements proposals, expectations, strategies and general outlook for our business and products, but because of the risks associated with those statements, including those described herein and in our annual report, readers should not rely upon those statements in making an investment decision. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements.

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2006, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.8959.

Item 1.      Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

JUNE 30, 2006

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$134,918	$246,563
Trade accounts receivable, less allowance for doubtful accounts
of $117,091 at June 30, 2006 and $92,421 at December 31, 2005	834,503	797,284
Inventory (note 2)	910,138	881,166
Prepaid expenses	6,028	6,028
Leases receivable	934	902
Total current assets	1,886,521	1,931,943

Leases receivable	2,460	2,936

Equipment, net (note 3)	98,213	98,468

Intangible assets (note 4)	182,806	193,252

Total assets	$2,170,000	$2,226,599

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$367,990	$11,062
Accounts payable and accrued liabilities	429,603	491,922
Deferred revenue	33,747	32,115
Due to stockholders (note 6)	292,402	292,402
Notes payable (note 7)	235,000	235,000
Total current liabilities	1,358,742	1,062,501

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
16,082,450 and 16,053,075 common shares	23,675	23,645
Additional paid-in capital	1,896,906	1,883,109
Accumulated deficit	(1,109,323)	(742,656)
Total stockholders' equity	811,258	1,164,098

Total liabilities and stockholders' equity	$2,170,000	$2,226,599

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Sales	$1,108,840	$1,180,205	$2,250,394	$2,503,950
Cost of sales and services	560,216	506,991	1,042,761	1,090,434
Gross profit	548,624	673,214	1,207,633	1,413,516

Expenses
Selling, general and administrative	662,846	542,151	1,303,198	1,146,705
Research and development	115,753	86,083	222,783	177,140
Depreciation and amortization	9,434	10,811	19,256	16,619
	788,033	639,045	1,545,238	1,340,464

Income (loss) before other items	(239,409)	34,169	(337,605)	73,052

Other items
Other income	879	301	1,708	522
Interest and bank charges, net	(18,079)	(10,599)	(30,770)	(21,986)
	(17,200)	(10,298)	(29,062)	(21,464)

Income (loss) before income taxes	(256,609)	23,871	(366,667)	51,588

Provision (credit) for income taxes	-	-	-	-

Net income (loss)	$(256,609)	$23,871	$(366,667)	$51,588

Basic net income (loss) per common share	$(0.02)	$0.00	$(0.02)	$0.00

Diluted net income (loss) per common share	$(0.02)	$0.00	$(0.02)	$0.00

Weighted average number of common shares outstanding,
Basic	16,080,644	16,001,019	16,078,516	15,979,002
Diluted	16,080,644	18,173,618	16,078,516	18,151,601

See accompanying notes to interim condensed consolidated financial statements.

Net Income (loss) per share

The weighted average number of common shares outstanding for computing basic and diluted and net loss per common share for the three and six months ended June 30, 2006 were 16,080,644 and 16,078,516, respectively. The weighted average number of commons shares outstanding for computing basic net income per common share for the three and six months ended June 30, 2005 were 16,001,019 and 15,979,002, respectively. The weighted average number of commons shares outstanding for computing diluted net income per common share for the three and six months ended June 30, 2005 were 18,173,618 and 18,151,601.

For the three and six months ended June 30, 2005, no shares attributable to the assumed exercise of outstanding options were excluded from the calculation of diluted net income per common share.

For the three and six months ended June 30, 2006, 2,172,599 shares attributable to the potential exercise of outstanding options were excluded from the calculation of diluted net income per common share because the effect was antidilutive.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2006	16,053,075	$23,645	$1,883,109	$(742,656)	$1,164,098

Stock issued for cash upon
exercise of stock options	29,375	30	4,027	-	4,057
Stock-based compensation			9,770		9,770
Net loss				(366,667)	(366,667)

Balance, June 30, 2006	16,082,450	$23,675	$1,896,906	$(1,109,323)	$811,258

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2006 and 2005

	2006	2005

Operating activities:
Net income (loss)	$(366,667)	$51,588
Items not involving cash:
Depreciation and amortization	19,256	16,619
Selling, general and administrative expenses paid by stock options	9,770	14,709
Changes in non-cash working capital balances (note 9)	(126,434)	(127,149)
Net cash used in operating activities	(464,075)	(44,233)

Investing activities:
Purchase of equipment	(8,555)	(2,245)
Net cash used in investing activities	(8,555)	(2,245)

Financing activities:
Proceeds from (repayment of) bank indebtedness	356,928	(81,559)
Proceeds from exercise of stock options	4,057	27,227
Net cash provided by (used in) financing activities	360,985	(54,332)

Decrease in cash and cash equivalents	(111,645)	(100,810)

Cash and cash equivalents, beginning of period	246,563	290,850

Cash and cash equivalents, end of period	$134,918	$190,040

Supplementary information:
Interest paid	$16,535	$11,764

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2006 and 2005

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

The financial information as at June 30, 2006 and for the six and three month periods ended June 30, 2006 and 2005 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date included in the Form 10- KSB.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2006 and 2005

2.	Inventory

	June 30,	December 31,
	2006	2005

Raw materials	$518,509	$575,820
Work in process	112,760	60,035
Finished goods	278,869	245,311

	$910,138	$881,166

3.	Equipment

		Accumulated	Net book
June 30, 2006	Cost	depreciation	value

Computer equipment	$110,838	$73,270	$37,568
Office furniture and equipment	77,267	25,860	51,407
Leasehold improvements	46,814	37,576	9,238

	$234,919	$136,706	$98,213

Manufacturing equipment was completely depreciated during the period ended March 31, 2006 ($97) and therefore, the cost of $28,360 and accumulated depreciation were removed.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2006 and 2005

3.	Equipment (cont’d…)

		Accumulated	Net book
December 31, 2005	Cost	depreciation	value

Computer equipment	$110,838	$68,754	$42,084
Office furniture and equipment	68,713	23,680	45,033
Manufacturing equipment	28,360	28,263	97
Leasehold improvements	46,814	35,560	11,254

	$254,725	$156,257	$98,468

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially deemed to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004 and 1,780 at December 31, 2005. During the second, third and fourth quarter of 2005, and the first and second quarter of 2006, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At December 31, 2005, the cost of the service agreements, net of accumulated amortization of $15,669 (2004 - $nil) was $193,252 (2004 - $208,921). At June 30, 2006, the Company held 1,745 service agreements at a cost, net of accumulated amortization of $26,115 (2005 - $5,223) of $182,806 (2005 – $203,698).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2006 and 2005

5.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1 and a debt to tangible net worth ratio less than 1.5:1 under the terms of the demand facility agreement. At June 30, 2006, the Company was in compliance with the debt to tangible net worth ratio but did not comply with the current ratio. The current ratio at June 30, 2006 was 1.39:1.

Subsequent to June 30, 2006, the bank required the Company to secure the credit facility by personal property of a significant shareholder.

6.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Notes payable

The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due December 31, 2006. Principal prepayments are made at the discretion of the Board of Directors.

8.	Capital stock

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2006	3,146,925	$0.33
Granted	-	-
Exercised	(29,375)	0.15
Expired/cancelled	-	-
Outstanding at June 30, 2006	3,117,550	0.32

The Company received gross proceeds of $4,057 from the exercise of stock options during the six months ended June 30, 2006.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2006 and 2005

8.	Capital stock (cont’d…)

As a result of the amendments to SFAS 123 (R), the Company was required to expense the fair value of employee stock options over the vesting period beginning with the quarter ended March 31, 2006. The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued in prior periods to employees of $9,343 and recorded $427 relating to the fair value of stock options issued to non-employees, during the six months ended June 30, 2006. Total stock-based compensation of $9,770 has been recorded in selling, general and administration expenses in the condensed consolidated statement of operations for the six months ended June 30, 2006.

During the six months ended June 30, 2005, the Company recognized stock-based compensation expense from the amortization of the intrinsic value of stock options issued in prior periods to employees of $13,704 and recorded $1,005 relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $14,709 has been recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

During the six months ended June 30, 2005, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), requires entities that continued to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair value-based method defined in SFAS 123 had been applied to these transactions.

The Company used the Black-Scholes option pricing model to compute estimated fair value of options granted in 2003 based on the following assumptions: average expected stock price volatility of 131%, expected dividend yield of 0%, risk-free interest rate of 4% and expected option life of 1 to 4 years.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2006 and 2005

8.	Capital stock (cont’d…)

The following tables illustrates the pro forma effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123, during the three and six months ended June 30, 2005, to the options granted to employees under the Company’s stock option plans which assumes that compensation cost had been determined based on the fair value of the options at the date of grant using the Black-Scholes option pricing model and amortized over the vesting period.

For the three month period ended	June 30,	June 30,
	2006	2005

Net income (loss), as reported	$(256,609)	$23,871
Add: Total stock-based employee compensation expense
included in net income, as reported, determined under
APB 25, net of related tax effects	-	6,994
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	-	(16,877)
Pro forma net income (loss)	$(256,609)	$13,988

Net income per common share –
Basic and diluted, as reported	$(0.02)	$0.00
Basic and diluted, pro forma	(0.02)	0.00

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2006 and 2005

8.	Capital stock (cont’d…)

For the six month period ended	June 30,	June 30,
	2006	2005

Net income (loss), as reported	$(366,667)	$51,588
Add: Total stock-based employee compensation expense
included in net income, as reported, determined under
APB 25, net of related tax effects	-	13,704
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	-	(32,890)
Pro forma net income (loss)	$(366,667)	$32,402

Net income per common share –
Basic and diluted, as reported	$(0.02)	$0.00
Basic and diluted, pro forma	(0.02)	0.00

9.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2006	2005

Decrease in cash from changes in the following:
Trade accounts receivable	$(37,219)	$(135,233)
Inventory	(28,972)	(37,120)
Leases receivable	444	612
Accounts payable and accrued liabilities	(62,319)	37,558
Deferred revenue	1,632	7,034

	$(126,434)	$(127,149)

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2006 and 2005

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire through 2010 as follows:

Year or period ending December 31:

2006	$107,918
2007	98,925
2008	33,931
2009	21,793
2010	10,537

Rent expense included in the statements of operations for the six month period ended June 30, 2006 is $57,841 (2005 - $56,637) and for the three month period ended June 30, 2006 is $29,021 (2005 - $28,419).

The Company was named as a third-party defendant in a complaint for an alleged malfunction of certain equipment installed in a residential rental building in Chicago, Illinois.

Subsequent to June 30, 2006, the Company, through its insurer, settled the suit for $20,000 and on July 18, 2006, the Circuit Court of Cook County, Illinois, accepted the settlement and issued an order dismissing the Company as a party to the lawsuit.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2006 and 2005

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

Information as to these reportable segments for the three and six months ended June 30, 2006 and 2005 are as follows:

For the three months ended June 30, 2006	Manufacturing	Servicing	Total

Sales to external customers	$735,721	$373,119	$1,108,840
Depreciation and amortization	4,210	5,223	9,433
Interest expense, net	13,379	4,700	18,079
Segment income (loss) before income taxes	(321,609)	64,999	(256,610)
Total assets	1,987,194	182,806	2,170,000

For the three months ended June 30, 2005	Manufacturing	Servicing	Total

Sales to external customers	$786,874	$393,331	$1,180,205
Depreciation and amortization	5,588	5,223	10,811
Interest expense, net	5,899	4,700	10,599
Segment income (loss) before income taxes	(105,300)	129,171	23,871
Total assets	2,030,117	203,698	2,233,815

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2006 and 2005

11.	Segment information (cont’d…)

For the six months ended June 30, 2006	Manufacturing	Servicing	Total

Sales to external customers	$1,466,937	$783,457	$2,250,394
Depreciation and amortization	8,810	10,446	19,256
Interest expense, net	21,370	9,400	30,770
Segment income (loss) before income taxes	(539,543)	172,876	(366,667)
Total assets	1,987,194	182,806	2,170,000

For the six months ended June 30, 2005	Manufacturing	Servicing	Total

Sales to external customers	$1,724,205	$779,745	$2,503,950
Depreciation and amortization	11,396	5,223	16,619
Interest expense, net	12,586	9,400	21,986
Segment income (loss) before income taxes	(125,670)	177,258	51,588
Total assets	2,030,117	203,698	2,233,815

(b)	Of the total revenues for the six months ended June 30, 2006, $463,947 (2005 - $406,385) was derived from U.S.-based customers and $1,786,447 (2005 - $2,097,565) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the six months ended June 30, 2006 and 2005.

(d)	Products:

Enterphone 2000 sales represented 30% of total revenue during the six months ended June 30, 2006 (2005 – 39%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

Item 2.      Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended June 30, 2006 were $1,108,840, as compared to sales of $1,180,205 for the three months ended June 30, 2005, a decrease of $71,365 or 6.1% . Sales for the six months ended June 30, 2006 and 2005 were $2,250,394 and $2,503,950, respectively, a decrease of $253,556 or 10.1% . MESH sales for the six months ended June 30, 2006 and 2005 were $606,497 and $499,409, respectively, an increase of $107,088 or 21.4% . MESH was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management. The decrease in quarterly sales resulted from decreased sales of our legacy Enterphone 2000 system. Enterphone 2000 sales decreased from $981,799 to $664,970 for the six months ended June 30, 2005 and 2006, respectively, or a decrease of $316,829 or 32.3% ..

Enterphone sales tended to fluctuate based on new construction orders and we believe the trend over the last six months does not reflect the Company’s overall corporate direction. We expect the future growth of MESH and the size of the related MESH market to offset, either fully or partially, any further shrinkage of Enterphone sales in the coming years. The Enterphone 2000 is a 15 year old technology and management believes the introduction of the next generation of Enterphone systems, Enterphone 3000, currently projected to occur in the third quarter of 2006, will improve Enterphone sales. Similar to the Enterphone 2000 product line, the Enterphone3000does not require the use of external phone lines. Enterphone3000 product line is designed to be more cost effective, as it will require less assembly and material input costs. In addition, we have designed the Enterphone3000 to provide improved compatibility with our MESH system, as well as with other newer telephony technologies.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,745 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2006, customer service contracts and new equipment sales generated aggregate sales revenues of $783,457. This included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,745 at June 30, 2006, as compared to 1,780 and 1,797 at December 31, 2005 and June 30, 2005, respectively. During the second and third quarter of 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, including the 2% reduction in the second quarter, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At June 30, 2006, the cost of the service agreements, net of accumulated amortization, was $182,806.

Cost of sales and services as a percentage of sales was 50.5% and 43.0% for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, cost of sales as a percentage of sales was 46.3% and 43.5% . Costs of sales and services as a percentage of sales increased during this quarter ended June 30, 2006, as compared to the six months ended June 30, 2006, due to higher MESH input costs incurred this quarter. Management, however, continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended June 30, 2006 was $548,624, as compared with gross profit of $673,214 for the three months ended June 30, 2005, a decrease of $124,590 or 18.5% . For the six months ended June 30, 2006 and 2005, gross profit was $1,207,633 and $1,413,516, respectively, a decrease of $205,883 or 14.6% . The decrease in gross profit corresponds with the decrease in sales and increase in cost of sales for the three and six months ended June 30, 2006.

Selling, general and administrative expenses were $662,846 and $542,151 for the three months ended June 30, 2006 and 2005, respectively, an increase of $120,695, or 22.3% . For the six months ended June 30, 2006 and 2005, selling, general and administrative expenses were $1,303,198 and $1,146,705, respectively, an increase of $156,493 or 13.6% . This increase was due to the variable costs such as advertising, tradeshow and various office expenses. As a percentage of sales, selling, general and administrative expenses were 57.9% and 45.8% for the six months ended June 30, 2006 and 2005, respectively.

Research and development costs were $115,753 and $86,083 for the three months ended June 30, 2006 and 2005, respectively. This represented an increase of $29,670 or 34.5% . For the six months ended June 30, 2006 and 2005, research and development costs were $222,783 and $177,140, respectively, an increase of $45,643 or 25.8% . Research and development costs increased due to costs incurred in designing our new Enterphone 3000 unit and additional costs incurred to complete the next phase of MESH.

Liquidity and Capital Resources

Cash and cash equivalents decreased as of June 30, 2006, as compared to December 31, 2005. At June 30, 2006, cash and cash equivalents totaled $134,918, as compared with the cash and cash equivalents of $246,563 at December 31, 2005. This represented an decrease of $111,645. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At June 30, 2006, $367,990 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At June 30, 2006, working capital was $527,778, as compared to a working capital of $869,442 at December 31, 2005. Working capital has decreased by $341,664. The current ratio at June 30, 2006 was 1.39 to 1.0, as compared with 1.82 to 1.0 at December 31, 2005.

The accounts receivable turnover ratio at June 30, 2006 was 66 days, as compared to 61 days and 56 days at December 31, 2005 and at June 30, 2005, respectively. The accounts receivable ratio at June 30, 2006 increased by 5 days and 10 days, as compared to December 31, 2005 and June 30, 2005, respectively. The accounts receivable reserve was $117,091 at June 30, 2006, as compared to $92,421 at December 31, 2005. The accounts receivable reserve has increased by $24,670, since the year ended December 31, 2005. Management identified more slower paying accounts to be conservative. Management continues to follow-up customer accounts to improve cash flow and minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the six months ended June 30, 2006, there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of June 30, 2006.

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

Under the modified prospective approach, SFAS 123 (R) applies to new awards and to unvested awards that were outstanding on December 31, 2005. Compensation cost recognized in the six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). No options or other stock-based compensation was granted during the six months ended June 30, 2006. As required under the modified prospective approach, prior periods were not restated to reflect the impact of adopting the new standard.

The Company’s results for the six months ended June 30, 2006 were not significantly affected as a result of adopting SFAS 123 (R) on January 1, 2006.

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

Item 3.      Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Company’s Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

Viscount was named as a third party defendant in litigation that was first reported in its Form 10-QSB filed for the period ended June 30, 2004. Viscount, through its insurer, settled the suit for $20,000 and on July 18, 2006 the Circuit Court of Cook County, Illinois, accepted the settlement and issued an order dismissing Viscount as a party to the lawsuit.

Item 3 (a).  Defaults Upon Senior Securities

The Company’s bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. The Company is required to maintain a current ratio greater than 1.5:1 and amounts outstanding under the facility will at all times be less than 75% of North American accounts receivable net of 90 day accounts and related company accounts, which was $350,223 at June 30, 2006. At June 30, 2006, the Company was not incompliance with these two bank requirements. The current ratio was 1.39:1 and the total amount drawn on the credit facility was $367,990.

Subsequent to June 30, 2006, the bank required the Company to secure the credit facility by personal property of a significant shareholder.

Item 4.      Submission of matters to a Vote of Security Holders

At the annual general meeting of the holders of shares of common stock of the Company held on May 25, 2006 and adjourned to June 15, 2006, the shareholders voted on the following matters:

1.	Election of Directors. The following nominees were elected as Class I and Class II directors to serve until the first and second subsequent annual general meeting of the stockholders, respectively:

Class I director: Greg Shen For: 6,195,100 Withheld: 0
Broker non-votes/Abstentions: N/A

Class II director: Steven Pineau For: 6,195,100 Withheld: 0
Broker non-votes/Abstentions: N/A

2.	Appointment of Independent Accountants. The stockholders approved the appointment of Davidson & Company as independent accountant of the Company for the fiscal year ending December 31, 2006.

For: 6,195,100 Against or Withheld: 0
Broker non-votes/Abstentions: N/A

3.	Amendment of Articles. To amend the Articles of the company to remove the designation of directors into three classes.

For: 6,195,100 Against or Withheld: 0
Broker non-votes/Abstentions: N/A

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President

	By:	/s/ Les Fong
Les Fong, Chief Financial Officer