Form 10QSB
period 2006-09-30
VISCOUNT SYSTEMS INC
filed 2006-11-14
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2006 the registrant’s outstanding common stock consisted of 16,082,450 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2006, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.8947.

Item 1.	Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

SEPTEMBER 30, 2006

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30	December 31,
	2006	2005
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$152,945	$246,563
Trade accounts receivable, less allowance for doubtful accounts
of $118,034 at September 30, 2006 and $92,421 at December 31, 2005	781,805	797,284
Inventory (note 2)	820,638	881,166
Prepaid expenses	6,028	6,028
Leases receivable	1,028	902
Total current assets	1,762,444	1,931,943

Leases receivable	2,216	2,936

Equipment, net (note 3)	94,046	98,468

Intangible assets (note 4)	177,583	193,252

Total assets	$2,036,289	$2,226,599

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$249,716	$11,062
Accounts payable and accrued liabilities	447,657	491,922
Deferred revenue	20,919	32,115
Due to stockholders (note 6)	292,402	292,402
Notes payable (note 7)	235,000	235,000
Total current liabilities	1,245,694	1,062,501

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
16,082,450 and 16,053,075 common shares	23,675	23,645
Additional paid-in capital	1,902,011	1,883,109
Accumulated deficit	(1,135,091)	(742,656)
Total stockholders' equity	790,595	1,164,098

Total liabilities and stockholders' equity	$2,036,289	$2,226,599

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Sales	$1,131,576	$1,318,153	$3,381,970	$3,822,103
Cost of sales and services	442,305	575,725	1,485,066	1,666,159
Gross profit	689,271	742,428	1,896,904	2,155,944

Expenses
Selling, general and administrative	596,636	593,320	1,899,834	1,740,025
Research and development	92,116	74,221	314,899	251,361
Depreciation and amortization	9,390	10,607	28,646	27,226
	698,142	678,148	2,243,379	2,018,612

Income (loss) before other items	(8,871)	64,280	(346,475)	137,332

Other items
Other income	727	1,210	2,435	1,732
Interest and bank charges, net	(17,625)	(11,969)	(48,395)	(33,955)
	(16,898)	(10,759)	(45,960)	(32,223)

Income (loss) before income taxes	(25,769)	53,521	(392,435)	105,109

Provision (credit) for income taxes	-	-	-	-

Net income (loss)	$(25,769)	$53,521	$(392,435)	$105,109

Basic net income (loss) per common share	$(0.00)	$0.00	$(0.02)	$0.01

Diluted net income (loss) per common share	$(0.00)	$0.00	$(0.02)	$0.01

Weighted average number of common shares outstanding,
Basic	16,082,450	16,010,575	16,079,847	15,984,442
Diluted	16,082,450	18,118,739	16,079,847	18,092,606

See accompanying notes to interim condensed consolidated financial statements.

Net Income (loss) per share

The weighted average number of common shares outstanding for computing basic and diluted and net loss per common share for the three and nine months ended September 30, 2006 were 16,082,450 and 16,079,847, respectively. The weighted average number of commons shares outstanding for computing basic net income per common share for the three and nine months ended September 30, 2005 were 16,010,575 and 15,984,442, respectively. The weighted average number of commons shares outstanding for computing diluted net income per common share for the three and nine months ended September 30, 2005 were 18,118,739 and 18,092,606, respectively.
For the three and nine months ended September 30, 2005, no shares attributable to the assumed exercise of outstanding options were excluded from the calculation of diluted net income per common share.
For the three and nine months ended September 30, 2006, 1,067,472 shares attributable to the potential exercise of outstanding options were excluded from the calculation of diluted net income per common share because the effect was antidilutive.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, January 1, 2006	16,053,075	$23,645	$1,883,109	$(742,656)	$1,164,098

Stock issued for cash upon
exercise of stock options	29,375	30	4,027	-	4,057
Stock-based compensation			14,875		14,875
Net loss				(392,435)	(392,435)

Balance, September 30, 2006	16,082,450	$23,675	$1,902,011	$(1,135,091)	$790,595

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2006 and 2005

	2006	2005

Operating activities:
Net income (loss)	$(392,435)	$105,109
Items not involving cash:
Depreciation and amortization	28,646	27,226
Selling, general and administrative expenses paid by stock options	14,875	21,325
Changes in non-cash working capital balances (note 9)	21,140	(211,729)
Net cash used in operating activities	(327,774)	(58,069)

Investing activities:
Purchase of equipment	(8,555)	(4,592)
Net cash used in investing activities	(8,555)	(4,592)

Financing activities:
Proceeds from (repayment of) bank indebtedness	238,654	(44,132)
Proceeds from exercise of stock options	4,057	27,227
Net cash provided by (used in) financing activities	242,711	(16,905)

Decrease in cash and cash equivalents	(93,618)	(79,566)

Cash and cash equivalents, beginning of period	246,563	290,850

Cash and cash equivalents, end of period	$152,945	$211,284

Supplementary information:
Interest paid	$26,114	$17,607

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2006 and 2005

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

The financial information as at September 30, 2006 and for the nine and three month periods ended September 30, 2006 and 2005 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-KSB.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2006 and 2005

2.	Inventory

	September 30,	December 31,
	2006	2005

Raw materials	$443,827	$575,820
Work in process	136,923	60,035
Finished goods	239,888	245,311

	$820,638	$881,166

3.	Equipment

		Accumulated	Net book
September 30, 2006	Cost	depreciation	value

Computer equipment	$110,838	$75,510	$35,328
Office furniture and equipment	77,268	27,157	50,111
Leasehold improvements	46,814	38,207	8,607

	$234,920	$140,874	$94,046

Manufacturing equipment was completely depreciated during the period ended March 31, 2006 ($97) and therefore, the cost of $28,360 and accumulated depreciation were removed.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2006 and 2005

3.	Equipment (cont’d…)

		Accumulated	Net book
December 31, 2005	Cost	depreciation	value

Computer equipment	$110,838	$68,754	$42,084
Office furniture and equipment	68,713	23,680	45,033
Manufacturing equipment	28,360	28,263	97
Leasehold improvements	46,814	35,560	11,254

	$254,725	$156,257	$98,468

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially deemed to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004 and 1,780 at December 31, 2005. During the second, third and fourth quarter of 2005, and the first, second and third quarter of 2006, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At December 31, 2005, the cost of the service agreements, net of accumulated amortization of $15,669 (2004 - $nil) was $193,252 (2004 - $208,921). At September 30, 2006, the Company held 1,712 service agreements at a cost, net of accumulated amortization of $31,338 (2005 - $10,446) of $177,583 (2005 – $198,475).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2006 and 2005

5.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. At September 30, 2006, the Company was not in compliance with the current ratio. The current ratio at September 30, 2006 was 1.41:1.

During the third quarter ended September 30, 2006, the bank required the Company to secure the credit facility by personal property of a significant shareholder.

6.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Notes payable

The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due December 31, 2006. Principal prepayments are made at the discretion of the Board of Directors.

8.	Capital stock

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2006	3,146,925	$0.33
Granted	-	-
Exercised	(29,375)	0.15
Expired/cancelled	-	-
Outstanding at September 30, 2006	3,117,550	0.32

The Company received gross proceeds of $4,057 from the exercise of stock options during the nine months ended September 30, 2006.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2006 and 2005

8.	Capital stock (cont’d…)

As a result of the amendments to SFAS 123 (R), the Company was required to expense the fair value of employee stock options over the vesting period beginning with the quarter ended March 31, 2006. The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued in prior periods to employees of $14,022 and recorded $853 relating to the fair value of stock options issued to non-employees, during the nine months ended September 30, 2006. Total stock-based compensation of $14,875 has been recorded in selling, general and administration expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2006.

During the nine months ended September 30, 2005, the Company recognized stock-based compensation expense from the amortization of the intrinsic value of stock options issued in prior periods to employees of $19,348 and recorded $1,977 relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $21,325 has been recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

During the nine months ended September 30, 2005, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), requires entities that continued to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair value-based method defined in SFAS 123 had been applied to these transactions.

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
Nine months ended September 30, 2006 and 2005

8.	Capital stock (cont’d…)

The following tables illustrates the pro forma effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS 123, during the three and nine months ended September 30, 2005, to the options granted to employees under the Company’s stock option plans which assumes that compensation cost had been determined based on the fair value of the options at the date of grant using the Black-Scholes option pricing model and amortized over the vesting period.

For the three month period ended	September 30,	September 30,
	2006	2005

Net income (loss), as reported	$(25,769)	$53,521
Add: Total stock-based employee compensation expense
included in net income, as reported, determined under
APB 25, net of related tax effects	-	5,644
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	-	(13,801)
Pro forma net income (loss)	$(25,769)	$45,364

Net income per common share –
Basic and diluted, as reported	$(0.00)	$0.00
Basic and diluted, pro forma	(0.00)	0.00

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2006 and 2005

8.	Capital stock (cont’d…)

For the nine month period ended	September 30,	September 30,
	2006	2005

Net income (loss), as reported	$(392,435)	$105,109
Add: Total stock-based employee compensation expense
included in net income, as reported, determined under
APB 25, net of related tax effects	-	19,348
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	-	(46,691)
Pro forma net income (loss)	$(392,435)	$77,766

Net income per common share –
Basic and diluted, as reported	$(0.02)	$0.00
Basic and diluted, pro forma	(0.02)	0.00

9.	Changes in non-cash working capital balances

	Nine months ended
	September 30,
	2006	2005

Trade accounts receivable	$15,479	$(275,047)
Inventory	60,528	(3,095)
Leases receivable	594	824
Accounts payable and accrued liabilities	(44,265)	71,776
Deferred revenue	(11,196)	(6,187)

	$21,140	$(211,729)

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2006 and 2005

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire through 2010 as follows:

Year or period ending December 31:

2006	$48,728
2007	98,925
2008	33,931
2009	21,793
2010	10,537

Rent expense included in the statements of operations for the nine month period ended September 30, 2006 is $87,263 (2005 - $85,457) and for the three month period ended September 30, 2006 is $29,422 (2005 - $28,820).

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

The Company was named as the sole defendant in litigation that involves the dismissal of a former employee. The complaint is against the Company for wrongful dismissal. Subsequent to September 30, 2006, the Company filed a defense to this claim and is actively defending its position. At this time, the likelihood of the outcome is not determinable and no provision has been made for the claim in the accounts.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2006 and 2005

11.	Segment information

(a)	Operating segments:

Commencing with the acquisition of the service agreements from Telus on May 16, 2003, as described in Note 4 herein and Note 6 to the financial statements in the most recent Form 10-KSB, the Company has organized its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications wiring to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and other door access control systems.

The segments’ accounting policies are the same as those described in Note 2 to the financial statements in the most recent Form 10-KSB. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales.

Information as to these reportable segments for the three and nine months ended September 30, 2006 and 2005 are as follows:

For the three months ended September 30,	Manufacturing	Servicing	Total
2006

Sales to external customers	$733,357	$398,219	$1,131,576
Depreciation and amortization	4,167	5,223	9,390
Interest expense, net	12,925	4,700	17,625
Segment income (loss) before income taxes	(104,310)	78,541	(25,769)
Total assets	1,858,706	177,583	2,036,289

For the three months ended September 30,	Manufacturing	Servicing	Total
2005

Sales to external customers	$901,217	$416,936	$1,318,153
Depreciation and amortization	5,384	5,223	10,607
Interest expense, net	7,269	4,700	11,969
Segment income (loss) before income taxes	(62,701)	116,222	53,521
Total assets	2,153,901	198,475	2,352,376

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2006 and 2005

11.	Segment information (cont’d…)

For the nine months ended September 30,	Manufacturing	Servicing	Total
2006

Sales to external customers	$2,200,294	$1,181,676	$3,381,970
Depreciation and amortization	12,977	15,669	28,646
Interest expense, net	34,295	14,100	48,395
Segment income (loss) before income taxes	(643,852)	251,417	(392,435)
Total assets	1,858,706	177,583	2,036,289

For the nine months ended September 30,	Manufacturing	Servicing	Total
2005

Sales to external customers	$2,625,422	$1,196,681	$3,822,103
Depreciation and amortization	16,780	10,446	27,226
Interest expense, net	19,855	14,100	33,955
Segment income (loss) before income taxes	(188,371)	293,480	105,109
Total assets	2,153,901	198,475	2,352,376

(b)	Of the total revenues for the nine months ended September 30, 2006, $753,741 (2005 - $667,712) was derived from U.S.-based customers and $2,628,229 (2005 - $3,154,391) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the nine months ended September 30, 2006 and 2005.

(d)	Products:

Enterphone 2000 sales represented 30% of total revenue during the nine months ended September 30, 2006 (2005 – 42%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

Item 2.	Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended September 30, 2006 were $1,131,576, as compared to sales of $1,318,153 for the three months ended September 30, 2005, a decrease of $186,577 or 14.2% . Sales for the nine months ended September 30, 2006 and 2005 were $3,381,970 and $3,822,103, respectively, a decrease of $440,133 or 11.5% . MESH sales for the nine months ended September 30, 2006 and 2005 were $861,053 and $729,953, respectively, an increase of $131,100 or 18.0% . MESH sales for the nine months ended September 30, 2006 were 25.5% of total sales, as compared to 19.1% of total sales for the nine months ended September 30, 2005. MESH was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management. The decrease in sales for the three and nine months ended September 30, 2006 resulted from decreased sales of our legacy Enterphone 2000 system. Enterphone sales decreased from $626,569 to $339,155 for the three months ended September 30, 2005 and 2006, respectively, a decrease of $287,414 or 45.9% . Enterphone 2000 sales decreased from $1,608,368 to $1,004,125 for the nine months ended September 30, 2005 and 2006, respectively, or a decrease of $604,243 or 37.6% .

Enterphone sales continued to fluctuate based on new construction orders and we believe the trend over the last nine months does not reflect the Company’s overall corporate direction. We expect the future growth of MESH and the size of the related MESH market to offset, either fully or partially, any further shrinkage of Enterphone sales in the coming years. The Enterphone 2000 is a 15 year old technology and management believes the introduction of the next generation of Enterphone systems, Enterphone 3000, currently projected to occur in the first quarter of 2007, will improve Enterphone sales. Similar to the Enterphone 2000 product line, the Enterphone 3000 does not require the use of external phone lines. Enterphone 3000 product line is designed to be more cost effective, as it will require less assembly and material input costs. In addition, we have designed the Enterphone 3000 to provide improved compatibility with our MESH system, as well as with other newer telephony technologies.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,712 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2006, customer service contracts and new equipment sales generated aggregate sales revenues of $1,181,676. This included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,712 at September 30, 2006, as compared to 1,780 and 1,786 at December 31, 2005 and September 30, 2005, respectively. During the second and third quarter of 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, including the 2% reduction in the second quarter, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At September 30, 2006, the cost of the service agreements, net of accumulated amortization, was $177,583.

Cost of sales and services as a percentage of sales was 39.1% and 43.7% for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, cost of sales as a percentage of sales was 43.9% and 43.6% . Costs of sales and services as a percentage of sales decreased during this quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, but has remained consistent over the nine months ended September 30, 2006 and 2005. Management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended September 30, 2006 was $689,271, as compared with gross profit of $742,428 for the three months ended September 30, 2005, a decrease of $53,157 or 7.2% . For the nine months ended September 30, 2006 and 2005, gross profit was $1,896,904 and $2,155,944, respectively, a decrease of $259,040 or 12.0% . The decrease in gross profit corresponds with the decrease in sales and consistency in cost of sales for the three and nine months ended September 30, 2006.

Selling, general and administrative expenses were $596,636 and $593,320 for the three months ended September 30, 2006 and 2005, respectively, an increase of $3,316, or 0.6% . For the nine months ended September 30, 2006 and 2005, selling, general and administrative expenses were $1,899,834 and $1,740,025, respectively, an increase of $159,809 or 9.2% . This increase was due to increases in variable costs such as advertising, tradeshow and various office expenses. For the three months ended September 30, 2006 and 2005, selling, general and administrative expenses, as a percentage of sales, were 52.7% and 45.0%, respectively. For the nine months ended September 30, 2006 and 2005, selling, general and administrative expenses, as a percentage of sales, were 56.2% and 45.5%, respectively.

Research and development costs were $92,116 and $74,221 for the three months ended September 30, 2006 and 2005, respectively. This represented an increase of $17,895 or 24.1% . For the nine months ended September 30, 2006 and 2005, research and development costs were $314,899 and $251,361, respectively, an increase of $63,538 or 25.3% . Research and development costs increased due to costs incurred in designing our new Enterphone 3000 unit and additional costs incurred to complete the next phase of MESH.

Liquidity and Capital Resources

Cash and cash equivalents decreased as of September 30, 2006, as compared to December 31, 2005. At September 30, 2006, cash and cash equivalents totaled $152,945, as compared with the cash and cash equivalents of $246,563 at December 31, 2005. This represented a decrease of $93,618. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At September 30, 2006, $249,716 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At September 30, 2006, working capital was $516,750, as compared to a working capital of $869,442 at December 31, 2005. Working capital has decreased by $352,692. The current ratio at September 30, 2006 was 1.41 to 1.0, as compared with 1.82 to 1.0 at December 31, 2005.

The accounts receivable turnover ratio at September 30, 2006 was 65 days, as compared to 61 days and 59 days at December 31, 2005 and at September 30, 2005, respectively. The accounts receivable ratio at September 30, 2006 increased by 4 days and 6 days, as compared to December 31, 2005 and September 30, 2005, respectively. The accounts receivable reserve was $118,034 at September 30, 2006, as compared to $92,421 at December 31, 2005. The accounts receivable reserve has increased by $25,613, since the year ended December 31, 2005. Management identified more slower paying accounts to be conservative. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the nine months ended September 30, 2006, there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2006.

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

Under the modified prospective approach, SFAS 123 (R) applies to new awards and to unvested awards that were outstanding on December 31, 2005. Compensation cost recognized in the nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). No options or other stock-based compensation was granted during the nine months ended September 30, 2006. As required under the modified prospective approach, prior periods were not restated to reflect the impact of adopting the new standard.

The Company’s results for the nine months ended September 30, 2006 were not significantly affected as a result of adopting SFAS 123 (R) on January 1, 2006.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Company’s Chief Financial Officer and Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 3 (a). Defaults Upon Senior Securities

The Company’s bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. The Company is required to maintain a current ratio greater than 1.5:1 and amounts outstanding under the facility will at all times be less than 75% of North American accounts receivable net of 90 day accounts and related company accounts, which was $312,979 at September 30, 2006. At September 30, 2006, the Company was not incompliance with current ratio requirement. The current ratio was 1.41:1 and the total amount drawn on the credit facility was $249,716.

Subsequent to September 30, 2006, the bank required the Company to secure the credit facility by personal property of a significant shareholder.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President

	By:	/s/ Les Fong
Les Fong, Chief Financial Officer