Form 10KSB
period 2006-12-31
VISCOUNT SYSTEMS INC
filed 2007-03-30
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

State issuer’s revenues for its most recent fiscal year: $3,914,302 ($4,562,124 in Canadian dollars converted at an exchange rate of US$0.858/CDN$ 1.000) .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $4,020,612 as at January 16, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,082,450 shares of common stock as at January 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

2

Form 10-KSB

Table of Contents

Part	Item No.

I	1	Description of Business

	2	Description of Property

	3	Legal Proceedings

	4	Submission of Matters to a Vote of Security Holders

II	5	Market for Common Equity, Related Stockholder Matters and Purchase of Equity Securities

	6	Management’s Discussion and Analysis or Plan of Operation

	7	Financial Statements

	8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

	8A	Controls and Procedures

	8B	Other Information

III	9	Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

	10	Executive Compensation

	11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	12	Certain Relationships and Related Transactions

	13	Exhibits

	14	Principal Accountant Fees and Services

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

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00. On January 15, 2007, the exchange rate was US$1.00 per CDN$1.1667. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2007	1.1878	1.1565
January 2007	1.1848	1.1630
December 2006	1.1670	1.1380
November 2006	1.1495	1.1256
October 2006	1.1415	1.1146
September 2006	1.1289	1.1035

The following table sets out the exchange rate information as at each of the years ended December 31, 2006 and 2005.

	Year Ended December 31

	2006	2005
Rate at end of Period	1.1654	1.1630
Average Rate during Period	1.1341	1.2116
Low	1.0948	1.1467
High	1.1794	1.2696

Item 1. DESCRIPTION OF BUSINESS

GENERAL

We are a manufacturer, developer and service provider of access control security products. In 2006, commercial sales of our MESH product line continued to impact our total sales. MESH (Multimedia Embedded Security Hub) was a new technology developed by Viscount that converges voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management.

In addition to MESH, our current access control and security product lines include the following: Enterphone 2000, a building intercom; Entercheck, a card access system; RadioClik and InfraClik, radio frequency and infrared remote controls; Elektra, liquid crystal display intercom panels; EmerPhone, emergency telephone entry systems; and

various accessories. We also have a service division that provides service for the Enterphone 2000. We currently have 1,705 service agreements in place.

Our website address is www.viscount.com. All periodic and current reports are available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Electronic or paper copies of our filings are also available, free of charge, upon request.

BUSINESS OVERVIEW

We design, manufacture and service access control and security products, including intercom and door access control systems and emergency communications systems. These systems use telecommunications wiring to control access to buildings and other facilities for security purposes. While much of our current revenues are derived from sales of the Enterphone technology and related security products, sales from our MESH product line continues to impact and provide a significant source of revenues. Service sales from our existing 1,705 service agreements also continue to provide a significant source of revenues.

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

In 2003 we acquired certain inventory and service agreements from Telus Corporation. The service agreements relate to the maintenance of approximately 1,705 Enterphone installations throughout Western Canada. The inventory was comprised of various products and components for installation and repair of these Enterphone installations.

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

For the year ended December 31, 2006, approximately 21% of total sales of our products and services were generated in the United States, and 79% in Canada. This represents a change from 2005, where sales to the United

States and Canada were 17% and 83%, respectively. The change is in part due to increased sales of products and services in Canada as a result of our acquisition of service agreements and inventory from Telus Corporation. Information on our existing products can be viewed on our website at www.viscount.com.

Our Enterphone Access Control Products

Historically our principal product was the Enterphone intercom and access control system. Enterphone is our patented building entry control system that uses a building’s internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building’s internal phone wiring by our Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes our Enterphone system distinct from other “dial-up” telephone entry systems that use telephone company lines. Sales of our products based on the Enterphone system account for approximately 31% of our total sales in fiscal 2006. This is down from approximately 42% in fiscal 2005, due in part to the development of other sources of sales, including Enterphone maintenance contracts, new product lines, and our OEM product lines.

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

Our other products

Our next generation of Enterphone systems, called Enterphone X, “EPX” (previously named EP3000), was due to release during the first quarter of 2006, but due to continued research and development, this new product is now scheduled for release during the second quarter of 2007. We expect this product to generate commercial sales during the first quarter of 2007. EPX will replace EP2000. EPX, also a no phone line system like EP2000, is the next generation of Enterphone. EPX will be more cost effective because it will require less assembly and material input costs. EPX is designed to improve compatibility with MESH and other newer telephony technologies.

The Enterphone 2000 design dates back to 1990 and the architecture has created complications for both manufacturing and installation. The new universal controller will eliminate the need for Viscount to manufacture and carry inventory for 10 different circuit boards. Overall, EPX will reduce cost, produce higher margins, and improve our ability to market MESH.

Our other products include RadioClick and InfraClick. These are remote control access control products for doors and parking gates. They are sold separately or as complementary to our Enterphone, Entercheck and MESH systems. We also manufacture and sell EmerPhone, an intercom system that is sold in elevator phone, emergency phone and entry phone applications.

OTHER SERVICES

In addition to sales of our Enterphone, MESH and OEM products, we also service approximately 1,705 existing Enterphone installations within Western Canada.

PRODUCTION

Viscount has facilities for circuit board manufacture and mechanical assembly. We use a range of processes to produce our products. Some products including Enterphone, Infraclik, and Axess are completely manufactured in-house. MESH and Emerphone use outsourced circuit boards with final assembly and software installed at Viscount. Some access control, card readers, Elektra panels, Infraclik and various product accessories are purchased from other manufacturers and resold under our brand-names. We maintain full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits. We have a policy of supporting old products as long as parts are available for servicing and replacement. We are designing our Enterphone X to be backwards compatible with the 2000 series to improve the longevity and serviceability of both products.

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

RESEARCH AND DEVELOPMENT

Our research and development continues to be focused on enhancing MESH and completing the development of EPX. A number of these enhancements were identified in the “MESH Structure” and “Our other products” section of this document. Specific custom MESH applications are being considered, evaluated and implemented. An example of this process would be considering built-in badging printers and a virtual concierge.

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

During the past year, we have been targeting our existing markets for the sale of our MESH technology, as well as targeting the international marketplace. Internationally, we have sold MESH in China, India, France, and New Zealand. MESH is designed to accommodate foreign languages with minimal modifications to the software. This is in contrast to other products of its type which require a heavy software investment to provide alternative language software. With MESH, the core software can be applied in all languages with only the on screen text displays needing to be translated. Translation can be accomplished using commercially available translation software.

MESH Marketing Strategy

We have been using our established distribution channels, as well as new distribution channels to access our target markets for the MESH technology. As a unique technology, however, end-users as well as dealers must be educated about MESH benefits. It is our experience that a stronger initial emphasis on end-user decision-makers and large national system integrators will be the most effective in developing the MESH market.

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

Trade Shows

We have experienced that the marginal dollar benefit of trade show participation is much less than other promotional media (print ad, direct mail etc.). Therefore, we will continue to be very selective in choosing which tradeshows would introduce MESH most effectively.

Direct Marketing

One of the most effective ways to market security systems is to identify major institutional and corporate users and market directly to key individuals. We hired additional sales representatives in the U.S. to continue marketing our MESH technology. We continued educating customers about our MESH technology by holding MESH training seminars throughout the U.S. and at hour head office.

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

GOVERNMENT REGULATIONS

Our Enterphone and OEM products are FCC and IC approved as well as ADA approved where required by law depending specifically on particular products and place of installation. Our MESH products conform to UL certifications.

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

OUR SOURCES OF REVENUES

The majority of the Company’s revenues are derived from the Enterphone product line. Historically, the Enterphone product sales represented approximately 60% to 80% of total revenues. In fiscal 2006, this percentage decreased to 31% due in part to new sources of revenues, including service contracts purchased from Telus Corporation, and the commercial launch of MESH, which collectively represented 28% of revenues in fiscal 2006. The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs twenty-eight full time staff at its production facility and head office located in Burnaby, British Columbia, Canada.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

Our executive office and central factory is located in Burnaby, British Columbia, where we currently lease 12,040 square feet. We lease this space under an industry standard operating lease with a term expiring May 31, 2007, renewable at the option of Viscount. Current monthly lease obligations are $10,108. We believe that our current facilities are adequate and are suitable for our current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. Our facilities are adequately insured against perils in a manner consistent with industry practice.

Item 3. LEGAL PROCEEDINGS

Viscount was named as a third party defendant in litigation that involved the alleged malfunction of certain equipment installed in a residential rental building in Chicago, Illinois. This litigation was first reported in its Form 10QSB filed for the period ended June 30, 2004, identified as follows: Joyce M. Smith, Administrator of Estate of Helen Delaney, deceased v. Metroplex, Inc., et al. Docket No. 03 L 7595 (Law Division, Circuit Court of Cook County, Illinois). Subsequent to June 30, 2006, we settled the suit through our insurer for US$20,000 and on July 18, 2006, the Circuit Court of Cook County, Illinois, accepted the settlement and issued an order dismissing us as a party to the lawsuit.

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

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. Our shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for the last two fiscal years and the subsequent period ending March 15, 2007. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)
2007	First Quarter (through March 15, 2007)	$0.35	$0.22
2006	Fourth Quarter	0.35	0.22
	Third Quarter	0.48	0.25
	Second Quarter	0.53	0.32
	First Quarter	0.55	0.39
2005	Fourth Quarter	0.71	0.52
	Third Quarter	0.96	0.61
	Second Quarter	0.97	0.68
	First Quarter	1.07	0.85

As of January 5, 2007 there were 25 holders of record of our common stock, holding a total of 16,082,450 shares, and an unknown number of beneficial holders.

We have not declared any dividends in the last two fiscal years.

The following table sets forth information respecting our compensation plans as at December 31, 2006, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,117,550	US$0.27	0
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	3,117,550	US$0.27	0

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

RESULTS OF OPERATIONS

Sales revenues for the year ended December 31, 2006 have decreased by $451,368 or 9.0% to $4,562,124, as compared to sales revenues of $5,013,492 for the year ended December 31, 2005. The decrease in sales for the year ended December 31, 2006 resulted from decreased sales of our legacy Enterphone 2000 system. Enterphone sales for the years ended December 31, 2006 and 2005 were $1,390,357 and $2,117,190, respectively, a decrease of $726,833 or 34.3% . MESH sales for the years ended December 31, 2006 and 2005 were $1,265,097 and $1,000,138, respectively, an increase of $264,959 or 26.5% . MESH sales for the year ended December 31, 2006 were 27.7% of total sales, as compared to 19.9% of total sales for the year ended December 31, 2005. MESH was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management.

Enterphone sales continued to fluctuate based on new construction orders and we believe the trend over the last twelve months does not reflect the Company’s overall corporate direction. We expect the future growth of MESH and the size of the related MESH market to offset, either fully or partially, any further shrinkage of Enterphone sales in the coming years. The Enterphone 2000 is a 15 year old technology and management believes the introduction of the next generation of Enterphone systems, Enterphone 3000, currently projected to occur in the first quarter of 2007, will improve Enterphone sales. Similar to the Enterphone 2000 product line, the Enterphone 3000 does not require the use of external phone lines. Enterphone 3000 product line is designed to be more cost effective, as it will require less assembly and material input costs. In addition, we have designed the Enterphone 3000 to provide improved compatibility with our MESH system, as well as with other newer telephony technologies

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,705 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the twelve months ended December 31, 2006, customer service contracts and new equipment sales generated aggregate sales revenues of $1,512,182, as compared to $1,561,434 for the year ended December 31, 2005. This included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service agreements for our product known as “Enterphone 2000”. The number of service agreements held by the Company decreased from 1,780 at December 31, 2005 to 1,760, 1,745, 1,712 and 1,705 at March 31, June 30, September 30, and December 31, 2006, respectively. During the four quarters of 2006, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At December 31, 2006, the cost of the service agreements, net of accumulated amortization, was $172,360.

The cost of sales as a percentage of sales was 42.6% for the year ended December 31, 2006, as compared with the cost of sales as a percentage of sales of 42.4% for the year ended December 31, 2005. Costs of sales as a percentage of sales had remained consistent due to management’s commitment of reviewing input costs regularly. Our policy of managing cost of sales remains the same. We are continuously focusing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the year ended December 31, 2006 was $2,620,874, an decrease of $215,511 or 7.6%, as compared to a gross profit of $2,836,385 for the year ended December 31, 2005. This decrease corresponds with the decreased sales revenues and consistent cost of sales percentage for the year ended December 31, 2006.

Selling, general and administrative expenses were $2,563,343 and $2,392,903 for the years ended December 31, 2006 and 2005, respectively, an increase of $170,440 or 7.1% . This increase was due to increases in variable costs such as travel, tradeshow and various office expenses. As a percentage of sales, selling, general and administrative expenses were 56.2% and 47.7% for the years ended December 31, 2006 and 2005, respectively.

Research and development costs were $392,876 for the year ended December 31, 2006, as compared to $361,983 for the year ended December 31, 2005. Research and development costs increased by $30,893 or 8.5% due to costs incurred in designing our new Enterphone 3000 unit and additional costs incurred to complete the next phase of MESH.

Loss before income tax for the year ended December 31, 2006 was $(433,761), as compared to income before income tax of $404 for the year ended December 31, 2005. This is a decrease in income of $434,165.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased as of December 31, 2006, as compared to December 31, 2005. At December 31, 2006, cash totaled $134,552, as compared with the cash of $246,563 at December 31, 2005. This represented a decrease of $112,011. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At December 31, 2006, $319,687 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At December 31, 2006, working capital was $490,255, as compared to a working capital of $869,442 at December 31, 2005. Working capital has decreased by $379,187. The current ratio at December 31, 2006 was 1.37 to 1.0, as compared with 1.82 to 1.0 at December 31, 2005.

The accounts receivable turnover ratio for year ended December 31, 2006 was 66 days, as compared to 61 days for the year ended December 31, 2005, an increase of 5 days. This increase was due to certain slower paying accounts which are closely being monitored by management. The accounts receivable reserve was $164,924 at December 31, 2006, as compared to $92,421 for the year ended December 31, 2005, an increase of $72,503. The reserve was increased to be conservative in recognizing some of the slower paying accounts. Management continues to recognize and remove older doubtful customer accounts from the accounts receivable sub-ledger, as well as more regular follow-up on certain customer accounts to improve the collection process. There had been no significant or material business conditions that would warrant additional increases to the reserve at this time.

For the year ended December 31, 2006, there were no capital expenditures other than the purchase of equipment.

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

We do not have any material commitments for capital expenditures as of December 31, 2006.

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

The Company reviews its intangible assets on an annual basis for impairment. The intangible assets are comprised of Enterphone service contracts. Management specifically reviews the number of contracts on hand and if there will be significant future cash flows to be generated from these contracts. If the Company determines that there is an impairment, then a write-down will be made.

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

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2006.

Such evaluation did not identify any change in our internal controls over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B. OTHER INFORMATION

Not applicable.

PART III.

Items 9 – 12, 14

Information with respect to Items 9 – 12 and 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2007 and is incorporated herein by reference.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

VISCOUNT SYSTEMS, INC.

By: /s/ Stephen Pineau
Stephen Pineau
President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	March 30, 2007
	Stephen Pineau	Chief Executive Officer and
Director

By:	/s/ Greg Shen	Chairman of the Board and	March 30, 2007
	Greg Shen	Director

By:	/s/ Les Fong	Chief Financial Officer	March 30, 2007
Les Fong

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2006

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders of
Viscount Systems, Inc.

We have audited the accompanying consolidated balance sheets of Viscount Systems, Inc. as at December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

February 8, 2007

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

VISCOUNT SYSTEMS, INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
As at December 31

	2006	2005

Assets

Current assets
Cash	$134,552	$246,563
Trade accounts receivable, less allowance for doubtful accounts
of $164,924 at December 31, 2006 (2005 - $92,421)	887,587	797,284
Inventory (note 3)	792,551	881,166
Prepaid expenses	6,028	6,028
Lease receivable (note 4)	1,045	902
Total current assets	1,821,763	1,931,943

Lease receivable (note 4)	1,968	2,936

Equipment (note 5)	90,107	98,468

Intangible assets (note 6)	172,360	193,252

Total assets	$2,086,198	$2,226,599

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 7)	$319,687	$11,062
Accounts payable and accrued liabilities	455,928	491,922
Deferred revenue	28,491	32,115
Due to stockholders (note 8)	292,402	292,402
Notes payable (note 9)	235,000	235,000
Total current liabilities	1,331,508	1,062,501

Commitments and contingencies (note 13)

Stockholders' equity
Capital stock (note 10)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
16,082,450 common shares (2005 - 16,053,075)	23,675	23,645
Additional paid-in capital	1,907,432	1,883,109
Accumulated deficit	(1,176,417)	(742,656)
Total stockholders' equity	754,690	1,164,098

Total liabilities and stockholders' equity	$2,086,198	$2,226,599

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Operations
(Expressed in Canadian dollars)

Years ended December 31
	2006	2005

Sales	$4,562,124	$5,013,492
Cost of sales and services	1,941,250	2,177,107
Gross profit	2,620,874	2,836,385

Expenses
Selling, general and administrative	2,563,343	2,392,903
Research and development (note 11)	392,876	361,983
Depreciation and amortization	37,809	37,641
	2,994,028	2,792,527

Income (loss) before other items	(373,154)	43,858

Other items
Other income	3,365	2,262
Interest and bank charges	(63,972)	(45,716)
	(60,607)	(43,454)

Income (loss) before income taxes	(433,761)	404

Provision for income taxes (note 12)	-	-

Net income (loss)	$(433,761)	$404

Basic net income (loss) per common share	$(0.03)	$0.00

Diluted net income (loss) per common share	$(0.03)	$0.00

Weighted average number of common shares outstanding,
Basic	16,080,505	15,997,606
Diluted	16,080,505	17,996,630

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(Expressed in Canadian dollars)

Years Ended December 31, 2006 and 2005
			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2005	15,903,075	$23,494	$1,819,813	$(743,060)	$1,100,247

Stock issued for cash upon
exercise of stock options	150,000	151	33,075	-	33,226
Stock-based compensation (note 10)	-	-	30,221	-	30,221
Net income	-	-	-	404	404

Balance, December 31, 2005	16,053,075	23,645	1,883,109	(742,656)	1,164,098

Stock issued for cash upon
exercise of stock options	29,375	30	4,027	-	4,057
Stock-based compensation (note 10)	-	-	20,296	-	20,296
Loss	-	-	-	(433,761)	(433,761)

Balance, December 31, 2006	16,082,450	$23,675	$1,907,432	$(1,176,417)	$754,690

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

Years ended December 31
	2006	2005

Operating activities:
Net income (loss)	$(433,761)	$404
Items not involving cash:
Depreciation and amortization	37,809	37,641
Selling, general and administrative expenses paid by stock options	20,296	30,221
Changes in non-cash working capital balances (note 14)	(40,481)	(47,579)
Net cash provided by (used in) operating activities	(416,137)	20,687

Investing activities:
Purchase of equipment	(8,556)	(4,592)
Net cash used in investing activities	(8,556)	(4,592)

Financing activities:
Proceeds from (repayment of) bank indebtedness	308,625	(93,608)
Proceeds from exercise of stock options	4,057	33,226
Net cash provided by (used in) financing activities	312,682	(60,382)

Decrease in cash	(112,011)	(44,287)

Cash, beginning of year	246,563	290,850

Cash, end of year	$134,552	$246,563

Supplementary information:
Interest paid	$35,584	$22,833
Income taxes recovered	-	-

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

1.	Nature and continuance of operations

Viscount Systems Inc. (the “Company”) was incorporated on May 24, 2001. The Company manufactures, distributes, and provides services for electronic premises access and security equipment. The functional currency for the Company and its wholly-owned subsidiary is the Canadian dollar.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company has incurred losses and the ability of the Company to continue as a going- concern depends upon its ability to restore profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing which would assure continuation of the Company’s operations.

There can be no assurance that the Company will be able to restore profitable operations and continue to raise funds in which case the Company may be unable to meet its obligations. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheets.

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

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

2.	Significant accounting policies (cont’d…)

	(b)	Use of estimates

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

	(c)	Foreign currency translation and transactions

Monetary items denominated in a foreign currency are translated into Canadian dollars at exchange rates in effect at the balance sheet date. During the year ended December 31, 2006, the aggregate foreign currency transaction gain recognized in determining net income (loss) was $39,809 (2005 - $184,432).

	(d)	Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts on a specific account basis based on the credit risk of specific customers, historical trends and other information that management believes will adequately provide for credit losses.

	(e)	Inventory

Raw materials and supplies are stated at the lower of cost or market (replacement cost). Cost is generally determined on the first-in, first-out basis. Work in process and finished goods are stated at the lower of average cost or market (net realizable value). An inventory reserve is recorded based upon a physical count of all obsolete inventory.

	(f)	Equipment

Equipment is stated at cost. Depreciation is recorded based on the estimated useful lives of the assets as follows:

Asset	Basis	Rate

Computer equipment	declining balance	30%
Office furniture and equipment	declining balance	20%
Manufacturing equipment	declining balance	20%
Leasehold improvements	straight-line	20%

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

2.	Significant accounting policies (cont’d…)

	(g)	Intangible assets

Intangible assets, consist of intercom service agreements, and have a definitive life based on provisions of SFAS 142. They are recorded at cost and are reviewed annually for impairment. Commencing on April 1, 2005, the Company is amortizing the cost on a straight-line basis over an estimated useful life of 10 years.

	(h)	Impairment of long-lived assets

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

	(i)	Revenue recognition

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

	(j)	Research and development costs

Research and development costs are expensed as incurred and are shown net of investment tax credits (note 11).

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

2.	Significant accounting policies (cont’d…)

	(k)	Advertising costs

Advertising costs are expensed as incurred. Advertising costs amounted to $235,963 (2005 - $289,257).

	(l)	Government assistance and investment tax credits

The Company follows the cost reduction method of accounting for government assistance and investment tax credits, whereby, the estimated net recoverable amount of the benefit of the tax credits is recognized, when reasonable assurance exists as to their collectibility, as a reduction in the cost of the related capital asset or expenditure.

	(m)	Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings (loss) in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

	(n)	Net income (loss) per share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if stock options were exercised.

The weighted average number of common shares outstanding for computing basic net income (loss) per common share was 16,080,505 (2005 – 15,997,606). The weighted average number of common shares outstanding for computing diluted net income (loss) per common share was 16,080,505 (2005 – 17,996,630). For the year ended December 31, 2006, 3,117,550 shares attributable to the assumed exercise of outstanding options were excluded from the calculation of diluted loss per share because the effect was antidilutive. For the year ended December 31, 2005, no shares attributable to the potential exercise of outstanding options were excluded from the calculation of diluted net income per common share.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

2.	Significant accounting policies (cont’d…)

(o)	Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R “Share-Based Payment”, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the effective date of January 1, 2006. Results for prior periods have not been restated, as provided for under the modified-prospective transition method.

During the twelve months ended December 31, 2005 and for previous fiscal periods, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), required entities that continued to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair value-based method defined in SFAS 123 had been applied to these transactions.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

2.	Significant accounting policies (cont’d…)

The following table illustrates the effect on the net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the stock-based employee compensation (see note 10).

2005

Net income as reported	$404
Add: Total stock-based employee compensation expense
included in net income (loss), as reported, determined under
APB 25, net of related tax effects	26,833
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(65,176)
Pro forma net loss	$(37,939)

Net income (loss) per common share –
Basic and diluted, as reported	$0.00
Basic and diluted, pro forma	(0.00)

Disclosures for 2006 are not presented because the amounts are recognized in the consolidated statement of operations.

The Company used the Black-Scholes option pricing model to compute estimated fair value of options granted based on the following assumptions: average expected stock price volatility of 251%, expected dividend yield of 0%, risk-free interest rate of 4.02% and expected option life of 1 to 4 years.

(p)	Recent accounting pronouncements

In July 2006, FASB issued Financial Instrument No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance; among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

2.	Significant accounting policies (cont’d…)

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

The adoption of these new pronouncements are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

3.	Inventory

	2006	2005
Raw materials	$546,444	$575,820
Work in process	60,000	60,035
Finished goods	186,107	245,311

	$792,551	$881,166

4.	Lease receivable

Lease receivable includes an amount due from a customer in monthly installments on a five- year leasing contract expiring in 2009. The contract bears an interest rate of 7% per annum and is secured by the equipment under lease.

5.	Equipment

		Accumulated	Net book
2006	Cost	depreciation	value

Computer equipment	$110,838	$77,585	$33,253
Office furniture and equipment	77,269	28,422	48,847
Leasehold improvements	46,814	38,807	8,007

	$234,921	$144,814	$90,107

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

5.	Equipment (cont’d…)

		Accumulated	Net book
2005	Cost	depreciation	value

Computer equipment	$110,838	$68,754	$42,084
Office furniture and equipment	68,713	23,680	45,033
Manufacturing equipment	28,360	28,263	97
Leasehold improvements	46,814	35,560	11,254

	$254,725	$156,257	$98,468

Manufacturing equipment with a cost of $28,360 and accumulated depreciation of $28,263 as at December 31, 2005 were fully amortized during Fiscal 2006 and removed from the balances presented for December 31, 2006.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

6.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially considered to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004, 1,780 at December 31, 2005 and 1,705 at December 31, 2006. During fiscal 2005, and fiscal 2006, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At December 31, 2006, the cost of the service agreements, net of accumulated amortization of $36,561 (2005 - $15,669) was $172,360 (2005 - $193,252).

7.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability.

During the year ended December 31, 2006, the bank required additional security for the credit facility consisting of a pledge of personal property of a significant shareholder.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

8.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

9.	Notes payable

The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due December 31, 2007. Principal prepayments are made at the discretion of the Board of Directors.

10.	Capital stock

(a)

Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. There was no preferred stock issued and outstanding at December 31, 2006 and 2005.

(b) During the year ended December 31, 2006, the Company issued 29,375 shares of common stock on the exercise of stock options for gross proceeds of $4,057.

During the year ended December 31, 2005, the Company issued 150,000 shares of common stock on the exercise of stock options for gross proceeds of $33,226.

(c)

The Company has the following stock option plans which serve as equity incentive programs for management, qualified employees, members of the Board of Directors and independent advisors or consultants outstanding as at December 31, 2006:

(i)

The 2001 Stock Option Plan (the “2001 Plan”), which became effective on December 21, 2001, permits, at any one time, up to 1,500,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2006, the total number of stock options outstanding under the 2001 Plan is 999,425.

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

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

10.	Capital stock (cont’d…)

an incentive stock option. As at December 31, 2006, the total number of stock options outstanding under the 2003 Plan is 2,118,125.

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2005	3,296,925	$0.27
Granted	-	-
Exercised	(150,000)	0.26
Expired/cancelled	-	-
Outstanding at December 31, 2005	3,146,925	0.33
Granted	-	-
Exercised	(29,375)	0.12
Expired/cancelled	-	-
Outstanding at December 31, 2006	3,117,550	0.33
Weighted average grant-date fair value
during 2005		$0.00
Weighted average grant-date fair value
during 2006		$0.00

During the year ended December 31, 2006, the Company recorded, pursuant to the adoption of SFAS No. 123R on January 1, 2006, under the modified prospective transition method, the fair value of stock-based compensation expense from the vesting of stock options issued in prior periods to employees of $18,867 and $1,429 relating to the fair value of stock options issued previously to non-employees. Total stock-based compensation of $20,296 has been recorded in selling, general and administration expenses in the condensed consolidated statement of operations for the year ended December 31, 2006.

During the year ended December 31, 2005, the Company recognized stock-based compensation expense from the amortization of the intrinsic value of stock options issued in prior periods to employees of $26,883 and recorded $3,338 relating to the fair value of stock options issued to non-employees. Total stock-based compensation of $30,221 has been recorded in selling, general and administrative expenses in the condensed consolidated statements of operations for the year ended December 31, 2005.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

10.	Capital stock (cont’d…)

A summary of the stock options outstanding at December 31, 2006 is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Exercise Price	Number	Contractual	Exercise	Number	Average
		Life	Price		Exercise Price

$0.12	2,142,500	6.39 years	$0.12	2,142,500	$0.12
$0.18	8,750	0.97 years	$0.18	8,750	$0.18
$0.20	7,500	0.97 years	$0.20	7,500	$0.20
$0.45	7,500	0.97 years	$0.45	7,500	$0.45
$0.55	5,000	0.97 years	$0.55	5,000	$0.55
$0.60	12,500	0.97 years	$0.60	12,500	$0.60
$0.65	933,800	4.98 years	$0.65	933,800	$0.65

	3,117,550	5.90 years	$0.27	3,117,550	$0.27

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

11.	Research and development

Research and development expenditures are recorded net of investment tax credits, which totaled $nil for the years ended December 31, 2006 and 2005.

12.	Income taxes

(a) A reconciliation of income tax recovery at statutory rates with the reported income tax recovery is as follows:

	2006	2005

Income (loss) before income taxes	$(433,479)	$404

Income tax expense (recovery) at statutory rates	$(147,816)	$138
Non deductible expenses and other items	201,318	160,631
Deductible expenses and other items	(15,640)	-
Recognized operating losses	(31,031)	-
Recognized investment tax credits	(6,831)	(160,769)
Unrecognized benefit of operating losses	-	-

Total income tax recovery	$-	$-

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

12.	Income taxes (cont’d…)

	(b)	Temporary differences that give rise to the following deferred income tax assets and liabilities are as follows:

	2006	2005

Deferred income tax assets (liabilities)
Equipment	$6,202	$1,020
Intangible assets	13,002	(10,734)
Unrecognized investment tax credits (non-refundable)	371,081	198,051
Unrecognized benefit of research and development costs	451,785	317,799
Unrecognized benefit of operating losses	27,775	59,597
Warranty provision	14,221	15,139

Gross deferred income tax assets	884,066	580,872

Valuation allowance	(884,066)	(580,872)

	$-	$-

The Company has unutilized operating loss carryforwards of $89,597 (2005 - $180,597) which will expire up to 2026.

The Company has non-refundable federal investment tax credits of $247,679 (2005 - $136,266) which will expire up to 2026 and provincial investment tax credits of $123,402 (2005 - $61,785) which will expire up to 2016.

The Company has unutilized scientific research and development costs of $1,457,369 (2005 - $963,027) which are available to reduce taxable income and income taxes payable in future years.

A valuation allowance is applied to the deferred tax asset because it is not more likely than not that the benefits of the future income tax asset will be available to the Company. The Company has a valuation allowance of $884,066 (2005 - $580,872). This represents an increase of $303,194 and $3,172 as compared to December 31, 2005 and 2004.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

13.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobile and office equipment operating leases that expire in 2010 as follows:

Year ending December 31:

2007	$153,489
2008	33,931
2009	21,793
2010	10,537

Rent expense included in the statements of operations is $117,588 (2005 - $114,277).

The Company was named as a third-party defendant in a complaint for an alleged malfunction of certain equipment installed in a residential rental building in Chicago, Illinois. During fiscal 2006, the Company, through its insurer, settled the suit for $20,000 and the Circuit Court of Cook County, Illinois, accepted the settlement and issued an order dismissing the Company as a party to the lawsuit.

The Company was named as the sole defendant in litigation for wrongful dismissal that involves a former employee. The Company filed a defense to this claim and is actively defending its position. At this time, the likelihood of the outcome is not determinable and no provision has been made for the claim in the accounts.

14.	Changes in non-cash working capital balances

	2006	2005

Trade accounts receivable	$(90,303)	$(140,757)
Inventory	88,615	17,677
Prepaid expenses	-	(4,637)
Leases receivable	825	1,040
Accounts payable and accrued liabilities	(35,994)	76,776
Deferred revenue	(3,624)	2,322

	$(40,481)	$(47,579)

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

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

December 31, 2006	Manufacturing	Servicing	Total

Sales to external customers	$3,049,942	$1,512,182	$4,562,124
Depreciation and amortization	16,917	20,892	37,809
Interest expense	45,172	18,800	63,972
Segment income (loss) before income taxes	(744,981)	311,220	(433,761)
Total assets	1,913,838	172,360	2,086,198

December 31, 2005	Manufacturing	Servicing	Total

Sales to external customers	$3,452,058	$1,561,434	$5,013,492
Depreciation and amortization	21,972	15,669	37,641
Interest expense	26,916	18,800	45,716
Segment income (loss) before income taxes	(359,537)	359,941	404
Total assets	2,033,347	193,252	2,226,599

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2006

15.	Segment information (cont’d.)

	(b)	Of the total revenues for the year ended December 31, 2006, $973,188 (2005 - $862,929) was derived from U.S.-based customers and $3,588,936 (2005 - $4,150,563) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either of the years ended December 31, 2006 and 2005.

	(d)	Products:

Enterphone sales represented 31% of total revenue during the year ended December 31, 2006 (December 31, 2005 – 42%). The balance of the Company’s revenues are derived from service agreements and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

16.	Financial instruments

The Company's financial instruments consist of cash, trade accounts receivable, lease receivable, bank indebtedness, accounts payable, accrued liabilities, due to stockholders and notes payable. It is management's opinion that the Company is not exposed to significant interest, currency, business concentration or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values based on their liquidity and short-term nature.