Form 10QSB
period 2007-03-31
VISCOUNT SYSTEMS INC
filed 2007-05-15
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2007 the registrant’s outstanding common stock consisted of
16,082,450 shares.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I.      FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Terms such as “we believe”, “we expect” or “we project”, and similar terms, are examples of forward looking statements that we may use in this report. Such statements also relate to the sales trends of our Enterphone 2000, EPX, previously named Enterphone 3000, and MESH product lines, general revenues, income, the number of new construction projects or building upgrades that may generate sales of our product, and in general the market for our products. Any projections herein are based solely on management’s views, and were not prepared in accordance with any accounting guidelines applicable to projections. Accordingly, these forward looking statements are intended to provide the reader with insight into managements proposals, expectations, strategies and general outlook for our business and products, but because of the risks associated with those statements, including those described herein and in our annual report, readers should not rely upon those statements in making an investment decision. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements.

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2007, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.8661.

Item 1.      Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

MARCH 31, 2007

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$188,073	$134,552
Trade accounts receivable, less allowance for doubtful accounts
of $182,691 at March 31, 2007 (December 31, 2006 - $164,924)	939,994	887,587
Inventory (note 2)	774,476	792,551
Prepaid expenses	6,028	6,028
Leases receivable	985	1,045
Total current assets	1,909,556	1,821,763

Leases receivable	1,715	1,968

Equipment (note 3)	86,380	90,107

Intangible assets (note 4)	167,137	172,360

Total assets	$2,164,788	$2,086,198

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$-	$319,687
Accounts payable and accrued liabilities	540,147	455,928
Deferred revenue	15,428	28,491
Due to stockholders (note 6)	292,402	292,402
Notes payable (note 7)	235,000	235,000
Total current liabilities	1,082,977	1,331,508

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
16,082,450 commons shares (December 31, 2006 - 16,082,450)	23,675	23,675
Additional paid-in capital	1,907,432	1,907,432
Stock subscription received in advance (note 8)	303,761	-
Accumulated deficit	(1,153,057)	(1,176,417)
Total stockholders' equity	1,081,811	754,690

Total liabilities and stockholders' equity	$2,164,788	$2,086,198

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2007 and 2006

	2007	2006

Sales	$1,341,610	$1,141,554
Cost of sales and services	564,282	482,545
Gross profit	777,328	659,009

Expenses
Selling, general and administrative	649,020	640,352
Research and development	78,353	107,030
Depreciation and amortization	8,950	9,822
	736,323	757,204

Income (loss) before other items	41,005	(98,195)

Other items
Other income	621	829
Interest and bank charges	(18,266)	(12,691)
	(17,645)	(11,862)

Income (loss) before income taxes	23,360	(110,057)

Provision for income taxes	-	-

Net income (loss)	$23,360	$(110,057)

Basic net income (loss) per common share	$0.00	$(0.01)

Diluted net income (loss) per common share	$0.00	$(0.01)

Weighted average number of common shares outstanding,
Basic	16,082,450	16,073,347
Diluted	17,517,807	17,338,990

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional	Stock
				subscriptions
	Common Stock		paid-in	received in	Accumulated
	Shares	Amount	capital	advance	deficit	Total

Balance, January 1, 2007	16,082,450	$23,675	$1,907,432	$-	$(1,176,417)	$754,690

Stock subscription received in advance				303,761		303,761
Net income					23,360	23,360

Balance, March 31, 2007	16,082,450	$23,675	$1,907,432	$303,761	$(1,153,057)	$1,081,811

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2007 and 2006

	2007	2006

Operating activities:
Net income (loss)	$23,360	$(110,057)
Items not involving cash:
Depreciation and amortization	8,950	9,822
Selling, general and administrative expenses paid by stock options	-	4,803
Changes in non-cash working capital balances (note 9)	37,137	(63,396)
Net cash provided by (used in) operating activities	69,447	(158,828)

Investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from (repayment of) bank indebtedness	(319,687)	176,685
Proceeds from exercise of stock options	-	3,726
Stock subscription received in advance	303,761	-
Net cash provided by financing activities	(15,926)	180,411

Increase in cash	53,521	21,583

Cash, beginning of period	134,552	246,563

Cash, end of period	$188,073	$268,146

Supplementary information:
Interest paid	$9,780	$6,799
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2007 and 2006

1.	Basis of presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. Readers of these statements should read the audited annual consolidated financial statements of the Company filed on Form 10-KSB for the year ended December 31, 2006 in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2007 or for any other interim period.

The financial information as at March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-KSB.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2007 and 2006

2.	Inventory

	March 31,	December 31,
	2007	2006

Raw materials	$437,745	$546,444
Work in process	111,155	60,000
Finished goods	225,576	186,107

	$774,476	$792,551

3.	Equipment

		Accumulated	Net book
March 31, 2007	Cost	depreciation	value

Computer equipment	$110,838	$79,511	$31,327
Office furniture and equipment	77,269	29,653	47,616
Leasehold improvements	46,814	39,377	7,437

	$234,921	$148,541	$86,380

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2007 and 2006

3.	Equipment (cont’d…)

		Accumulated	Net book
December 31, 2006	Cost	depreciation	value

Computer equipment	$110,838	$77,585	$33,253
Office furniture and equipment	77,269	28,422	48,847
Leasehold improvements	46,814	38,807	8,007

	$234,921	$144,814	$90,107

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially considered to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004, 1,780 at December 31, 2005 and 1,705 at December 31, 2006. During fiscal 2005, and fiscal 2006, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At March 31, 2007, the Company held 1,694 service agreements (December 31, 2006 – 1,705) at a cost, net of accumulated amortization of $41,784 (December 31, 2006 - $36,561), of $167,137 (December 31, 2006 - $172,360).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2007 and 2006

5.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt convent calculations, amounts due to stockholders are considered a component of equity and not a liability.

During the year ended December 31, 2006, the bank required the Company to secure the credit facility by personal property of a significant shareholder.

6.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Notes payable

The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due December 31, 2007. Principal prepayments are made at the discretion of the Board of Directors.

8.	Capital stock

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at January 1, 2007	3,117,550	$0.33
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at March 31, 2007	3,117,550	0.33

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2007 and 2006

8.	Capital stock (cont’d…)

The Company is conducting an equity financing for the sale of up to 1,875,000 units at US$0.16 per unit for gross proceeds of up to US$300,000. Each unit will consist of one common share of the Company and one warrant. Each warrant will entitle the holder to acquire one additional common share of the Company for US$0.25 for a period of five years from the closing date. March 31, 2007, the Company had received total proceeds of $303,761, recorded as stock subscription received in advance in the condensed consolidated balance sheet.

As a result of the amendments to SFAS 123 (R), the Company was required to expense the fair value of employee stock options over the vesting period beginning with the quarter ended March 31, 2006 under the modified prospective transition method. The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued in prior periods to employees of $Nil (March 31, 2006 - $4,661) and recorded $Nil (March 31, 2006 - $142) relating to the fair value of stock options issued to non-employees, during the three months ended March 31, 2007. Total stock-based compensation of $Nil (March 31, 2006 - $4,803) has been recorded in selling, general and administration expenses in the condensed consolidated statement of operations for the three months ended March 31, 2007.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2007 and 2006

9.	Changes in non-cash working capital balances

	Three months ended
	March 31,
	2007	2006

Trade accounts receivable	$(52,407)	$5,359
Inventory	18,075	(164,340)
Leases receivable	313	220
Accounts payable and accrued liabilities	84,219	109,387
Deferred revenue	(13,063)	(14,022)

	$37,137	$(63,396)

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises and automobile operating leases that expire through 2010 as follows:

Year or period ending December 31:

2007	$153,661
2008	163,486
2009	154,960
2010	66,651

Rent expense included in the statements of operations for the three month period ended March 31, 2007 is $30,325 (2006 - $28,820).

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
Three months ended March 31, 2007 and 2006

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

Information as to these reportable segments for the three months ended March 31, 2007 and 2006 are as follows:

For the three months ended March 31, 2007	Manufacturing	Servicing	Total

Sales to external customers	$944,671	$396,939	$1,341,610
Depreciation and amortization	3,727	5,223	8,950
Interest expense, net	13,566	4,700	18,266
Segment income (loss) before income taxes	(23,489)	46,849	23,360
Total assets	1,997,650	167,138	2,164,788

For the three months ended March 31, 2006	Manufacturing	Servicing	Total

Sales to external customers	$731,216	$410,338	$1,141,554
Depreciation and amortization	4,600	5,223	9,823
Interest expense, net	7,991	4,700	12,691
Segment income (loss) before income taxes	(217,934)	107,877	(110,057)
Total assets	2,209,092	188,029	2,397,121

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2007 and 2006

11.	Segment information (cont’d…)

	(b)	Of the total revenues for the three months ended March 31, 2007, $277,845 (2006 - $229,602) was derived from U.S.-based customers and $1,063,765 (2006 - $911,952) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either of the three months ended March 31, 2007 and 2006.

	(d)	Products:

Enterphone 2000 sales represented 26% of total revenue during the three months ended March 31, 2007 (2006 – 25%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

Item 2.      Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended March 31, 2007 and 2006 were $1,341,610 and $1,141,554, respectively, an increase of $200,056 or 17.5% . MESH sales for the three months ended March 31, 2007 and 2006 were $581,184 and $366,318, respectively, an increase of $214,866 or 58.7% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended March 31, 2007 and 2006 were $355,310 and $285,538, respectively, an increase of $69,722 or 24.4% .

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. The Enterphone 2000 is a 15 year old technology and management believes the introduction of the next generation of Enterphone systems, EPX, previously named Enterphone 3000, currently projected to occur in the second quarter of 2007, will improve Enterphone sales. Similar to the Enterphone 2000 product line, the EPX does not require the use of external phone lines. EPX product line is designed to be more cost effective as it will require less assembly and material input costs. In addition, we have designed the EPX to provide improved compatibility with our MESH system, as well as with other newer telephony technologies.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,694 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2007 and 2006, customer service contracts and new equipment sales generated aggregate sales revenues of $396,939 and $410,338, respectively, a marginal decrease of $13,399 or 3.3% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,694 at March 31, 2007, as compared to 1,705 and 1,760 at December 31, 2006 and March 31, 2006, respectively. During the first quarter of 2007, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At March 31, 2007, the cost of the service agreements, net of accumulated amortization, was $167,137.

Cost of sales and services as a percentage of sales was 42.1% and 42.3% for the three months ended March 31, 2007 and 2006, respectively. Cost of sales has remained consistent between the two quarters. Management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended March 31, 2007 was $777,328, as compared with gross profit of $659,009 for the three months ended March 31, 2006, an increase of $118,319 or 18.0% . The increase in gross profit corresponds with the increase in sales and consistency in cost of sales for the three months ended March 31, 2007.

Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were $649,020 and $640,352, respectively, an increase of $8,668 or 1.4% . This increase was due to increases in variable costs such as advertising, tradeshow and various office expenses. For the three months ended

March 31, 2007 and 2006, selling, general and administrative expenses, as a percentage of sales, were 48.4% and 56.1, respectively.

Research and development costs were $78,353 and $107,030 for the three months ended March 31, 2007 and 2006, respectively. This represented a decrease of $28,677 or 26.8% . Research and development costs decreased due to decreased costs in designing our EPX unit and next phase of MESH.

Net income for the quarter ended March 31, 2007 was $23,360, as compared to a net loss of $110,057 for the quarter ended March 31, 2006, an increase of $133,417. This increase is consistent with the increase in sales, consistent cost of sales and selling, general and administrative expenses.

Liquidity and Capital Resources

Cash increased as of March 31, 2007, as compared to December 31, 2006. At March 31, 2007, cash totaled $188,073, as compared with the cash of $134,552 at December 31, 2006. This represented an increase of $53,521. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At March 31, 2007, $nil was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

During the quarter ended March 31, 2007, the Company was conducting an equity financing through the sale of up to 1,875,000 common shares to investors pursuant to Regulation S and Regulation D, under the Securities and Exchange Act of 1933, for proceeds of up to US$300,000. Each share was offered at a price of US$0.16, including a share purchase warrant. Each warrant will be exerciseable at a price of US$0.25 for a period of 5 years to acquire an additional share of common stock. At March 31, 2007, the Company had received total proceeds of CDN$303,761.

At March 31, 2007, working capital was $826,579, as compared to a working capital of $490,255 at December 31, 2006. Working capital has increased by $336,324. This increase was due to the equity financing. The current ratio at March 31, 2007 was 1.76 to 1.0, as compared with 1.37 to 1.0 at December 31, 2006.

The accounts receivable turnover ratio at March 31, 2007 and December 31, 2006 was 66 days, as compared to 62 days at March 31, 2006. This reflected an increase of 4 days. The accounts receivable reserve was $182,691 at March 31, 2007, as compared to $164,924 at December 31, 2006. The accounts receivable reserve has increased by $17,767 or 10.8%, since the year ended December 31, 2006. Management identified more slower paying accounts to be conservative. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the three months ended March 31, 2007 there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of March 31, 2007.

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

Item 3.      Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.      Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007	VISCOUNT SYSTEMS, INC.
(Registrant)

By: /s/ Stephen Pineau
Stephen Pineau, President