Form 10QSB
period 2007-06-30
VISCOUNT SYSTEMS INC
filed 2007-08-14
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _______________________ to _____________________

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
Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2007 the registrant’s outstanding common stock consisted of 17,770,000 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2007, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$0.9386.

Item 1.     Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

JUNE 30, 2007

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$211,290	$134,552
Trade accounts receivable, less allowance for doubtful accounts
of $195,357 at June 30, 2006 (December 31, 2006 - $164,924)	818,321	887,587
Inventory (note 2)	747,304	792,551
Prepaid expenses	23,603	6,028
Lease receivable	1,002	1,045
Total current assets	1,801,520	1,821,763

Lease receivable	1,458	1,968

Equipment (note 3)	82,853	90,107

Intangible assets (note 4)	161,915	172,360

Total assets	$2,047,746	$2,086,198

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$-	$319,687
Accounts payable and accrued liabilities	475,635	455,928
Deferred revenue	30,542	28,491
Due to stockholders (note 6)	292,402	292,402
Notes payable (note 7)	190,000	235,000
Total current liabilities	988,579	1,331,508

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
17,770,000 common shares (December 31, 2006 - 16,082,450)	25,363	23,675
Additional paid-in capital	2,215,565	1,907,432
Accumulated deficit	(1,181,761)	(1,176,417)
Total stockholders' equity	1,059,167	754,690

Total liabilities and stockholders' equity	$2,047,746	$2,086,198

Subsequent event (Note 12)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Sales	$1,324,311	$1,108,840	$2,665,921	$2,250,394
Cost of sales and services	544,474	560,216	1,108,756	1,042,761
Gross profit	779,837	548,624	1,557,165	1,207,633

Expenses
Selling, general and administrative	707,998	662,846	1,357,018	1,303,199
Research and development	81,475	115,753	159,828	222,783
Depreciation and amortization	8,749	9,434	17,699	19,256
	798,222	788,033	1,534,545	1,545,238

Income (loss) before other items	(18,385)	(239,409)	22,620	(337,605)

Other items
Other income	1,321	879	1,942	1,708
Interest and bank charges	(11,640)	(18,079)	(29,906)	(30,770)
	(10,319)	(17,200)	(27,964)	(29,062)

Loss before income taxes	(28,704)	(256,609)	(5,344)	(366,667)

Provision for income taxes	-	-	-	-

Net loss	$(28,704)	$(256,609)	$(5,344)	$(366,667)

Basic net loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Diluted net loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding,
Basic	17,486,742	16,080,644	16,784,596	16,078,516
Diluted	17,486,742	16,080,644	16,784,596	16,078,516

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2007	16,082,450	$23,675	$1,907,432	$(1,176,417)	$754,690

Stock issued for cash upon
exercise of stock options	10,000	10	1,326	-	1,336
Units issued for cash from private placement	1,677,550	1,678	306,807		308,485
Net loss				(5,344)	(5,344)

Balance, June 30, 2007	17,770,000	$25,363	$2,215,565	$(1,181,761)	$1,059,167

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30, 2007 and 2006

	2007	2006

Operating activities:
Net loss	$(5,344)	$(366,667)
Items not involving cash:
Depreciation and amortization	17,699	19,256
Selling, general and administrative expenses paid by stock options	-	9,770
Changes in non-cash working capital balances (note 9)	119,249	(126,434)
Net cash provided by (used in) operating activities	131,604	(464,075)

Investing activities:
Purchase of equipment	-	(8,555)
Net cash used in investing activities	-	(8,555)

Financing activities:
Proceeds from (repayment of) bank indebtedness	(319,687)	356,928
Proceeds from exercise of stock options	1,336	4,057
Proceeds from private placement	308,485	-
Repayment of notes payable	(45,000)	-
Net cash provided by (used in) financing activities	(54,866)	360,985

Increase (decrease) in cash	76,738	(111,645)

Cash, beginning of period	134,552	246,563

Cash, end of period	$211,290	$134,918

Supplementary information:
Interest paid	$14,785	$16,535
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2007 and 2006

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

The financial information as at June 30, 2007 and for the six and three month periods ended June 30, 2007 and 2006 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date included in the Form 10- KSB.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2007 and 2006

2.	Inventory

	June 30,	December 31,
	2007	2006

Raw materials	$433,198	$546,444
Work in process	149,140	60,000
Finished goods	164,966	186,107

	$747,304	$792,551

3.	Equipment

		Accumulated	Net book
June 30, 2007	Cost	depreciation	value

Computer equipment	$110,838	$81,293	$29,545
Office furniture and equipment	77,269	30,855	46,414
Leasehold improvements	46,814	39,920	6,894

	$234,921	$152,068	$82,853

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2007 and 2006

3.	Equipment (cont’d…)

		Accumulated	Net book
December 31, 2006	Cost	depreciation	value

Computer equipment	$110,838	$77,585	$33,253
Office furniture and equipment	77,269	28,422	48,847
Leasehold improvements	46,814	38,807	8,007

	$234,921	$144,814	$90,107

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially considered to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004, 1,780 at December 31, 2005 and 1,705 at December 31, 2006. During fiscal 2005, and fiscal 2006, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At June 30, 2007, the Company held 1,687 service agreements (December 31, 2006 – 1,705) at a cost, net of accumulated amortization of $47,006 (December 31, 2006 - $36,561), of $161,915 (December 31, 2006 - $172,360).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2007 and 2006

5.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit and amounts drawn under a bank credit facility available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of the Company’s assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt convent calculations, amounts due to stockholders are considered a component of equity and not a liability.

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

On April 16, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consists of one common share of the Company and one warrant. Each warrant entitles the holder to acquire one additional common share of the Company for US$0.25 per share until April 16, 2012.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2007 and 2006

8.	Capital stock (cont’d…)

Stock Options

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price (US$)
Outstanding at January 1, 2007	3,117,550	$0.28
Granted	-	-
Exercised	10,000	0.12
Expired/cancelled	-	-
Outstanding at June 30, 2007	3,107,550	0.28

As a result of the amendments to SFAS 123 (R), the Company was required to expense the fair value of employee stock options over the vesting period beginning with the quarter ended March 31, 2006 under the modified prospective transition method. The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued in prior periods to employees of $Nil (June 30, 2006 - $9,343) and recorded $Nil (June 30, 2006 - $427) relating to the fair value of stock options issued to non-employees, during the six months ended June 30, 2007. Total stock-based compensation of $Nil (June 30, 2006 - $9,770) has been recorded in selling, general and administration expenses in the condensed consolidated statement of operations for the six months ended June 30, 2007.

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price (US$)
Outstanding at January 1, 2007	-	$-
Granted	1,677,550	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2007	1,677,550	0.25

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2007 and 2006

9.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2007	2006

Trade accounts receivable	$69,266	$(37,219)
Inventory	45,247	(28,972)
Prepaid expenses	(17,575)	-
Lease receivable	553	444
Accounts payable and accrued liabilities	19,707	(62,319)
Deferred revenue	2,051	1,632

	$119,249	$(126,434)

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobile and office equipment operating leases as follows:

Year or period ending December 31:

2007	$115,169
2008	178,003
2009	161,427
2010	69,092
2011	2,441

Rent expense included in the statements of operations for the six month period ended June 30, 2007 is $61,162 (2006 - $57,841) and for the three month period ended June 30, 2007 is $30,837 (2006 - $29,021).

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
Six months ended June 30, 2007 and 2006

11.	Segment information

	(a)	Operating segments:

Commencing with the acquisition of the service agreements from Telus on May 16, 2003, as described in Note 4 herein and Note 6 in the financial statements in the most recent Form 10-KSB, the Company has organized its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications wiring to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and other door access control systems.

The segments’ accounting policies are the same as those described in Note 2 in the financial statements in the most recent Form 10-KSB. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales.

Information as to these reportable segments for the three and six months ended June 30, 2007 and 2006 are as follows:

For the three months ended June 30, 2007	Manufacturing	Servicing	Total

Sales to external customers	$825,301	$499,010	$1,324,311
Depreciation and amortization	3,527	5,222	8,749
Interest expense, net	7,540	4,100	11,640
Segment income (loss) before income taxes	(153,854)	125,150	(28,704)
Total assets	1,885,831	161,915	2,047,746

For the three months ended June 30, 2006	Manufacturing	Servicing	Total

Sales to external customers	$735,721	$373,119	$1,108,840
Depreciation and amortization	4,210	5,223	9,433
Interest expense, net	13,379	4,700	18,079
Segment income (loss) before income taxes	(321,609)	64,999	(256,610)
Total assets	1,987,194	182,806	2,170,000

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2007 and 2006

11.	Segment information (cont’d…)

For the six months ended June 30, 2007	Manufacturing	Servicing	Total

Sales to external customers	$1,769,972	$895,949	$2,665,921
Depreciation and amortization	7,254	10,445	17,699
Interest expense, net	21,106	8,800	29,906
Segment income (loss) before income taxes	(177,344)	172,000	(5,344)
Total assets	1,885,831	161,915	2,047,746

For the six months ended June 30, 2006	Manufacturing	Servicing	Total

Sales to external customers	$1,466,937	$783,457	$2,250,394
Depreciation and amortization	8,810	10,446	19,256
Interest expense, net	21,370	9,400	30,770
Segment income (loss) before income taxes	(539,543)	172,876	(366,667)
Total assets	1,987,194	182,806	2,170,000

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2007 and 2006

11.	Segment information (cont’d…)

	(b)	Of the total revenues for the six months ended June 30, 2007, $566,989 (2006 - $463,947) was derived from U.S.-based customers and $2,098,932 (2006 - $1,786,447) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either of the six months ended June 30, 2007 and 2006.

	(d)	Products:

Enterphone 2000 sales represented 30% of total revenue during the six months ended June 30, 2007 (2006 – 30%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

12.	Subsequent event

Subsequent to June 30, 2007, the Company granted 327,500 stock options exercisable at a price of US$0.40 per share until August 1, 2012.

Item 2.     Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended June 30, 2007 and 2006 were $1,324,311 and $1,108,840, respectively, an increase of $215,471 or 19.4% . Sales for the six months ended June 30, 2007 and 2006 were $2,665,921 and $2,250,394, respectively, an increase of $415,527 or 18.5% . Sales increased during these comparative periods due to increased MESH sales. MESH sales for the three months ended June 30, 2007 and 2006 were $511,826 and $240,179, respectively, an increase of $271,647 or 113.1% . MESH sales for the six months ended June 30, 2007 and 2006 were $1,093,010 and $606,497, respectively, an increase of $486,513, or 80.2% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended June 30, 2007 and 2006 were $352,828 and $379,432, respectively, a decrease of $26,604 or 7%. Enterphone 2000 sales for the six months ended June 30, 2007 and 2006 were $708,138 and $664,970, respectively, an increase of $43,168 or 6.5% . Enterphone 2000 sales have remained consistent.

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. The Enterphone 2000 is a 15 year old technology and management believes the introduction of the next generation of Enterphone systems, EPX, which was introduced during the second quarter of 2007, will improve Enterphone sales. Similar to the Enterphone 2000 product line, the EPX does not require the use of external phone lines. EPX product line is designed to be more cost effective as it requires less assembly and material input costs. In addition, we have designed the EPX to provide improved compatibility with our MESH system, as well as with other newer telephony technologies.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,687 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2007 and 2006, customer service contracts and new equipment sales generated aggregate sales revenues of $895,949 and $783,457, respectively, an increase of $112,492 or 14.4% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,687 at June 30, 2007, as compared to 1,705 and 1,745 at December 31, 2006 and June 30, 2006, respectively. During the first and second quarter of 2007, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At June 30, 2007, the cost of the service agreements, net of accumulated amortization, was $161,915.

Cost of sales and services as a percentage of sales was 41.1% and 50.5% for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, cost of sales and services as a percentage of sales was 41.6% and 46.3%, respectively. Cost of sales has decreased during these two comparative periods. Management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended June 30, 2007 and 2006 was $779,837 and 548,624, respectively, an increase of $231,213 or 42.1% . For the six months ended June 30, 2007 and 2006, gross profit was

$1,557,165 and $1,207,633, an increase of $349,532 or 28.9% . The increase in gross profit corresponds with the increase in sales and decrease in cost of sales for the three and six months ended June 30, 2007.

Selling, general and administrative expenses for the three months ended June 30, 2007 and 2006 were $707,998 and $662,846, respectively, an increase of $45,152 or 6.8% . For six months ended June 30, 2007 and 2006, selling, general and administrative expenses were $1,357,018 and $1,303,199, respectively, an increase of $53,819 or 4.1% . The increase during these two comparative periods were due to increases in variable costs such as advertising, tradeshow and various office expenses. For the six months ended June 30, 2007 and 2006, selling, general and administrative expenses, as a percentage of sales, were 50.9% and 57.9%, respectively.

Research and development costs for the three months ended June 30, 2007 and 2006 were $81,475 and $115,753, respectively, a decrease of $34,278 or 29.6% . For the six months ended June 30, 2007 and 2006, research and development costs were $159,828 and $222,783, a decrease of $62,955 or 28.3% . Research and development costs decreased due to decreased costs in developing our EPX unit and next phase of MESH.

Net loss for the quarters ended June 30, 2007 and 2006 were $28,704 and $256,609, respectively, a reduction in net loss of $227,905. Net loss for the six months ended June 30, 2007 and 2006 were $5,344 and $366,667, respectively, a reduction in net loss of $361,323. The reduction in net loss during these two comparative periods was the result of increased sales, decreased cost of sales and consistent selling, general and administrative expenses.

Liquidity and Capital Resources

Cash increased as of June 30, 2007, as compared to December 31, 2006. At June 30, 2007, cash totaled $211,290, as compared with the cash of $134,552 at December 31, 2006. This represented an increase of $76,738. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At June 30, 2007, $nil was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

During the three months ended June 30, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consists of one common share and one warrant. Each warrant is exerciseable at a price of US$0.25 per share until April 16, 2012 to acquire an additional share of common stock.

At June 30, 2007, working capital was $812,941, as compared to a working capital of $490,255 at December 31, 2006. Working capital has increased by $322,686. This increase was due primarily to the private placement. The current ratio at June 30, 2007 was 1.82 to 1.0, as compared with 1.37 to 1.0 at December 31, 2006.

The accounts receivable turnover ratio at June 30, 2007 was 63 days, as compared 66 days at December 31, 2006 and June 30, 2006. This reflected an increase of 3 days. The accounts receivable reserve was $195,357 at June 30, 2007, as compared to $164,924 at December 31, 2006. The accounts receivable reserve has increased by $30,433 or 18.5%, since the year ended December 31, 2006. Management identified more slower paying accounts to be conservative. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the six months ended June 30, 2007 there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of June 30, 2007.

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

The adoption of this new pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Other recently issued pronouncements are not expected to be applicable to the Company or have significant impact on the Company’s financial statements.

Item 3.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.     Submission of matters to a Vote of Security Holders

At the annual general meeting of the holders of shares of common stock of the Company held on May 30, 2007, the shareholders voted on the following matters:

1.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the stockholders:

Greg Shen
For: 7,724,902 (76.52%) Withheld: 2,370,264 (23.48%)

Broker non-votes/Abstentions: N/A

Steven Pineau
For: 7,724,902 (76.52%) Withheld: 2,370,264 (23.48%) Broker non-votes/Abstentions: N/A

2.	Appointment of Independent Accountants. The stockholders approved the appointment of Davidson & Company as independent accountant of the Company for the fiscal year ending December 31, 2007.

For: 10,094,073 (99.99%) Against or Withheld: 1,093 (0.01%) Broker non-votes/Abstentions: N/A

Item 6.      Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
and Principal Accounting Officer