Form 10QSB
period 2007-09-30
VISCOUNT SYSTEMS INC
filed 2007-11-14
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________to __________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2007 the registrant’s outstanding common stock consisted of 17,777,500 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2007, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$1.0053.

Item 1.	Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

SEPTEMBER 30, 2007

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$172,105	$134,552
Trade accounts receivable, less allowance for doubtful accounts
of $199,411 (December 31, 2006 - $164,924)	870,380	887,587
Inventory (note 2)	704,353	792,551
Prepaid expenses	23,604	6,028
Lease receivable	1,020	1,045
Total current assets	1,771,462	1,821,763

Lease receivable	1,197	1,968

Equipment (note 3)	79,510	90,107

Intangible assets (note 4)	156,691	172,360

Total assets	$2,008,860	$2,086,198

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$153,593	$319,687
Accounts payable and accrued liabilities	520,994	455,928
Deferred revenue	19,119	28,491
Due to stockholders (note 6)	292,402	292,402
Notes payable (note 7)	145,000	235,000
Total current liabilities	1,131,108	1,331,508

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
17,777,500 common shares (December 31, 2006 - 16,082,450)	25,371	23,675
Additional paid-in capital	2,290,927	1,907,432
Accumulated deficit	(1,438,546)	(1,176,417)
Total stockholders' equity	877,752	754,690

Total liabilities and stockholders' equity	$2,008,860	$2,086,198

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Sales	$1,295,136	$1,131,576	$3,961,057	$3,381,970
Cost of sales and services	611,274	442,305	1,720,030	1,485,066
Gross profit	683,862	689,271	2,241,027	1,896,904

Expenses
Selling, general and administrative	849,396	596,636	2,206,414	1,899,834
Research and development	73,284	92,116	233,112	314,899
Depreciation and amortization	8,567	9,390	26,266	28,646
	931,247	698,142	2,465,792	2,243,379

Income (loss) before other items	(247,385)	(8,871)	(224,765)	(346,475)

Other items
Other income	1,392	727	3,334	2,435
Interest	(10,792)	(17,625)	(40,698)	(48,395)
	(9,400)	(16,898)	(37,364)	(45,960)

Loss before income taxes	(256,785)	(25,769)	(262,129)	(392,435)

Provision for income taxes	-	-	-	-

Net loss	$(256,785)	$(25,769)	$(262,129)	$(392,435)

Basic net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Diluted net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding,
Basic	17,772,637	16,082,450	17,114,981	16,079,847
Diluted	17,772,637	16,082,450	17,114,981	16,079,847

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, January 1, 2007	16,082,450	$23,675	$1,907,432	$(1,176,417)	$754,690

Stock issued for cash upon
exercise of stock options	17,500	18	2,910	-	2,928
Units issued for cash from private placement	1,677,550	1,678	306,807	-	308,485
Stock-based compensation	-	-	73,778	-	73,778
Net loss	-	-	-	(262,129)	(262,129)

Balance, September 30, 2007	17,777,500	$25,371	$2,290,927	$(1,438,546)	$877,752

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30, 2007 and 2006

	2007	2006

Operating activities:
Net loss	$(262,129)	$(392,435)
Items not involving cash:
Depreciation and amortization	26,266	28,646
Selling, general and administrative expenses paid by stock options	73,778	14,875
Changes in non-cash working capital balances (note 9)	144,319	21,140
Net cash used in operating activities	(17,766)	(327,774)

Investing activities:
Purchase of equipment	-	(8,555)
Net cash used in investing activities	-	(8,555)

Financing activities:
Proceeds from (repayment of) bank indebtedness	(166,094)	238,654
Proceeds from exercise of stock options	2,928	4,057
Proceeds from private placement	308,485	-
Repayment of notes payable	(90,000)	-
Net cash provided by financing activities	55,319	242,711

Increase (decrease) in cash	37,553	(93,618)

Cash, beginning of period	134,552	246,563

Cash, end of period	$172,105	$152,945

Supplementary information:
Interest paid	$18,792	$26,114
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2007

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

The financial information as at September 30, 2007 and for the nine and three month periods ended September 30, 2007 and 2006 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-KSB.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2007

2.	Inventory

	September 30,	December 31,
	2007	2006

Raw materials	$395,595	$546,444
Work in process	119,908	60,000
Finished goods	188,850	186,107

	$704,353	$792,551

3.	Equipment

		Accumulated	Net book
September 30, 2007	Cost	depreciation	value

Computer equipment	$110,838	$82,947	$27,891
Office furniture and equipment	77,269	32,028	45,241
Leasehold improvements	46,814	40,436	6,378

	$234,921	$155,411	$79,510

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2007

3.	Equipment (cont’d…)

		Accumulated	Net book
December 31, 2006	Cost	depreciation	value

Computer equipment	$110,838	$77,585	$33,253
Office furniture and equipment	77,269	28,422	48,847
Leasehold improvements	46,814	38,807	8,007

	$234,921	$144,814	$90,107

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially considered to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004, 1,780 at December 31, 2005 and 1,705 at December 31, 2006. During fiscal 2005, and fiscal 2006, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At September 30, 2007, the Company held 1,671 service agreements (December 31, 2006 – 1,705) at a cost, net of accumulated amortization of $52,230 (December 31, 2006 - $36,561), of $156,691 (December 31, 2006 - $172,360).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2007

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

The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due March 31, 2008. Principal prepayments are made at the discretion of the Board of Directors.

8.	Capital stock

On April 16, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consists of one common share of the Company and one warrant. Each warrant entitles the holder to acquire one additional common share of the Company for US$0.25 per share until April 16, 2012.

In July 2007, the Company amended its 2003 Stock Option Plan to increase the number of shares reserved under the Plan from 2,600,000 shares to 2,935,510 shares. The maximum term during which this new issuance may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. On August 2, 2007, the Company granted 327,500 stock options exercisable at a price of US$0.40 per share until August 1, 2012, with no vesting terms.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2007

8.	Capital stock (cont’d…)

Stock Options

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price (US$)
Outstanding at January 1, 2007	3,117,550	$ 0.28
Granted	327,500	0.40
Exercised	17,500	0.15
Expired/cancelled	-	-
Outstanding at September 30, 2007	3,427,550	0.29

During the nine months ended September 30, 2007, the Company recorded the fair value of stock options issued to employees of $73,778 (September 30, 2006 - $14,022) and recorded $Nil (September 30, 2006 - $853) relating to the fair value of stock options issued to non-employees as selling, general and administration expenses in the condensed consolidated statement of operations.

The weighted average fair value of stock options granted during the nine month period ended September 30, 2007 was $0.23 (September 30, 2006 - $Nil).

The Company used the Black-Scholes option pricing model to compute estimated fair value of options granted under its amended 2003 Stock Option Plan based on the following assumptions: average expected stock price volatility of 88%, expected dividend yield of 0%, risk-free interest rate of 5% and expected option life of 2 years.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2007

8.	Capital stock (cont’d…)

A summary of the stock options outstanding and exercisable at September 30, 2007 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

$0.12	2,132,500	5.66 years	$ 0.12
$0.18	8,750	0.22 years	$ 0.18
$0.40	327,500	4.84 years	$ 0.40
$0.45	7,500	0.22 years	$ 0.45
$0.55	5,000	0.22 years	$ 0.55
$0.60	12,500	0.22 years	$ 0.60
$0.65	933,800	4.23 years	$ 0.65

	3,427,550	5.14 years	$ 0.29

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2007

8.	Capital stock (cont’d…)

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price (US$)
Outstanding at January 1, 2007	-	$ -
Granted	1,677,550	0.25
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2007	1,677,550	0.25

9.	Changes in non-cash working capital balances

	Nine months ended
	September 30,
	2007	2006

Trade accounts receivable	$17,207	$15,479
Inventory	88,198	60,528
Prepaid expenses	(17,576)	-
Lease receivable	796	594
Accounts payable and accrued liabilities	65,066	(44,265)
Deferred revenue	(9,372)	(11,196)

	$144,319	$21,140

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2007

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobile and office equipment operating leases as follows:

Year or period ending December 31:

2007	$50,815
2008	185,976
2009	169,400
2010	77,065
2011	7,757

Rent expense included in the statements of operations for the nine month period ended September 30, 2007 is $93,024 (2006 - $87,263) and for the three month period ended September 30, 2007 is $31,862 (2006 - $29,422).

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

Information as to these reportable segments for the three and nine months ended September 30, 2007 and 2006 are as follows:

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2007

11.	Segment information (cont’d…)

For the three months ended September 30,	Manufacturing	Servicing	Total
2007

Sales to external customers	$975,725	$319,411	$1,295,136
Depreciation and amortization	3,343	5,224	8.567
Interest expense, net	7,592	3,200	10,792
Segment income (loss) before income taxes	(240,003)	(16,782)	(256,785)
Total assets	1,852,169	156,691	2,008,860

For the three months ended September 30,	Manufacturing	Servicing	Total
2006

Sales to external customers	$733,357	$398,219	$1,131,576
Depreciation and amortization	4,167	5,223	9,390
Interest expense, net	12,925	4,700	17,625
Segment income (loss) before income taxes	(104,310)	78,541	(25,769)
Total assets	1,858,706	177,583	2,036,289

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2007

11.	Segment information (cont’d…)

For the nine months ended September 30,	Manufacturing	Servicing	Total
2007

Sales to external customers	$2,745,697	$1,215,360	$3,961,057
Depreciation and amortization	10,597	15,669	26,266
Interest expense, net	28,698	12,000	40,698
Segment income (loss) before income taxes	(417,347)	155,218	(262,129)
Total assets	1,852,169	156,691	2,008,860

For the nine months ended September 30,	Manufacturing	Servicing	Total
2006

Sales to external customers	$2,200,294	$1,181,676	$3,381,970
Depreciation and amortization	12,977	15,669	28,646
Interest expense, net	34,295	14,100	48,395
Segment income (loss) before income taxes	(643,852)	251,417	(392,435)
Total assets	1,858,706	177,583	2,036,289

(b)	Of the total revenues for the nine months ended September 30, 2007, $950,840 (2006 - $753,741) was derived from U.S.-based customers and $3,010,217 (2006 - $2,628,229) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the nine months ended September 30, 2007 and 2006.

(d)	Products and services:

Enterphone 2000 sales represented 28% of total revenue during the nine months ended September 30, 2007 (2006 – 30%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2.	Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended September 30, 2007 and 2006 were $1,295,136 and $1,131,576, respectively, an increase of $163,560 or 14.5% . Sales for the nine months ended September 30, 2007 and 2006 were $3,961,057 and $3,381,970, respectively, an increase of $579,087 or 17.2% . Sales increased during these comparative periods due to increased MESH sales. MESH sales for the three months ended September 30, 2007 and 2006 were $501,134 and $254,556, respectively, an increase of $246,578 or 96.9% . MESH sales for the nine months ended September 30, 2007 and 2006 were $1,594,144 and $861,053, respectively, an increase of $733,091, or 85.2% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended September 30, 2007 and 2006 were $391,041 and $339,155, respectively, an increase of $51,886 or 15.3% . Enterphone 2000 sales for the nine months ended September 30, 2007 and 2006 were $1,099,179 and 1,004,125, respectively, an increase of $95,054 or 9.5% . Enterphone 2000 sales have remained consistent.

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. At September 30, 2007 and 2006, MESH sales were 40.25% and 25.5%, respectively, of total sales. The Enterphone 2000 is a 15 year old technology and management believes the introduction of the next generation of Enterphone systems, EPX, which was introduced during the second quarter of 2007, will improve Enterphone sales. Similar to the Enterphone 2000 product line, the EPX does not require the use of external phone lines. EPX product line is designed to be more cost effective as it requires less assembly and material input costs. In addition, we have designed the EPX to provide improved compatibility with our MESH system, as well as with other newer telephony technologies.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,671 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2007 and 2006, customer service contracts and new equipment sales generated aggregate sales revenues of $1,215,360 and $1,181,676, respectively, an increase of $33,684 or 2.9% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,671 at September 30, 2007, as compared to 1,705 and 1,712 at December 31, 2006 and September 30, 2006, respectively. During the three quarters of 2007, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At September 30, 2007, the cost of the service agreements, net of accumulated amortization, was $156,691.

Cost of sales and services as a percentage of sales was 47.2% and 39.1% for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, cost of sales and services as a percentage of sales was 43.5% and 43.9%, respectively. Cost of sales has remained fairly consistent during these two comparative periods. Management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended September 30, 2007 and 2006 was $683,862 and $689,271, respectively, a decrease of $5,409 or 0.8% . For the nine months ended September 30, 2007 and 2006, gross profit was $2,241,027 and $1,896,904, an increase of $344,123 or 18.2% . The increase in gross profit corresponds with the increase in sales and consistent cost of sales for the three and nine months ended September 30, 2007.

Selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 were $849,397 and $596,636, respectively, an increase of $252,761 or 42.4% . For nine months ended September 30, 2007 and 2006, selling, general and administrative expenses were $2,206,415 and $1,899,834, respectively, an increase of $306,581 or 16.2% . The increases during these two comparative periods were due to increases in variable costs such as advertising, tradeshow and various office expenses. For the nine months ended September 30, 2007 and 2006, selling, general and administrative expenses, as a percentage of sales, were 55.7% and 56.2%, respectively.

Research and development costs for the three months ended September 30, 2007 and 2006 were $73,284 and $92,116, respectively, a decrease of $18,832 or 20.5% . For the nine months ended September 30, 2007 and 2006, research and development costs were $233,112 and $314,899, a decrease of $81,787 or 26.0% . Research and development costs decreased due to decreased costs in developing our EPX unit and next phase of MESH.

Net loss for the quarters ended September 30, 2007 and 2006 were $256,785 and $25,769, respectively, a increase in net loss of $231,016. The increase in net loss during the quarter ended September 30, 2007 was the result of increased variable costs such as tradeshow, traveling, and various office expenses. Net loss for the nine months ended September 30, 2007 and 2006 were $262,129 and $392,435, respectively, a reduction in net loss of $130,306.

Liquidity and Capital Resources

Cash increased as of September 30, 2007, as compared to December 31, 2006. At September 30, 2007, cash totaled $172,105, as compared with the cash of $134,552 at December 31, 2006. This represented an increase of $37,553. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At September 30, 2007, $153,593 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

On April 16, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consists of one common share and one warrant. Each warrant is exerciseable at a price of US$0.25 per share until April 16, 2012 to acquire an additional share of common stock.

At September 30, 2007, working capital was $640,354, as compared to a working capital of $490,255 at December 31, 2006. Working capital has increased by $150,099. This increase was due primarily to the private placement. The current ratio at September 30, 2007 was 1.57 to 1.0, as compared with 1.37 to 1.0 at December 31, 2006.

The accounts receivable turnover ratio at September 30, 2007 was 62 days, as compared 66 days and 65 days at December 31, 2006 and June 30, 2006, respectively. This reflected an increase of 4 and 3 days, respectively. The accounts receivable reserve was $199,411 at September 30, 2007, as compared to $164,924 at December 31, 2006. The accounts receivable reserve has increased by $34,487 or 21.0%, since the year ended December 31, 2006. Management identified more slower paying accounts to be conservative. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the nine months ended September 30, 2007 there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2007.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

In April of 2007 we sold 1,677,550 units at a price of $0.16 per unit, with each unit consisting of one share in the common stock of Viscount one share purchase warrant, for aggregate proceeds of $268,408. A total of 815,000 of the units were purchased by Stephen Pineau, president of Viscount.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: November 14, 2007		VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
and Principal Accounting Officer