Form 10KSB
period 2007-12-31
VISCOUNT SYSTEMS INC
filed 2008-03-31
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent fiscal year: $4,927,720 ($4,970,967 in Canadian dollars converted at an exchange rate of US$0.9913/CDN$ 1.000) .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $5,173,962 as at March 10, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,841,250 shares of common stock as at March 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

2

Form 10-KSB

FORM 10-KSB

VISCOUNT SYSTEMS, INC.

PART I.

Risk Factors

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007. AS USED HEREIN, THE "COMPANY," "VISCOUNT," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO VISCOUNT SYSTEMS, INC.

Currency of Financial Information and Exchange Rate Table

We maintain our books of account in Canadian dollars and references to dollar amounts herein are to the lawful currency of Canada unless otherwise indicated.

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00. On February 11, 2008, the exchange rate was US$1.00 per CDN$1.0015. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2008	1.0199	0.9711
January 2008	1.0369	0.9851
December 2007	1.0250	0.9756
November 2007	1.0020	0.9066
October 2007	1.0012	0.9440
September 2007	1.0583	0.9913

The following table sets out the exchange rate information as at each of the years ended December 31, 2007 and 2006.

	Year Ended December 31

	2007	2006
Rate at end of Period	0.9913	1.1654
Average Rate during Period	1.0748	1.1341
Low	1.1030	1.0948
High	0.8419	1.1794

Item 1. DESCRIPTION OF BUSINESS

GENERAL

We are a manufacturer, developer and service provider of access control security products. In 2007, commercial sales of our MESH product line continued to impact our total sales. MESH (Multimedia Embedded Security Hub) was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management.

In addition to MESH, our current access control and security product lines include the following: Enterphone 2000, a building intercom; Entercheck, a card access system; RadioClik and InfraClik, radio frequency and infrared remote controls; Elektra, liquid crystal display intercom panels; EmerPhone, emergency telephone entry systems; and various accessories. We also have a service division that provides service for the Enterphone 2000. We currently have 1,664 service agreements in place.

Our website address is www.viscount.com. All periodic and current reports are available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Electronic or paper copies of our filings are also available, free of charge, upon request.

BUSINESS OVERVIEW

We design, manufacture and service access control and security products, including intercom and door access control systems and emergency communications systems. These systems use telecommunications wiring to control access to buildings and other facilities for security purposes. While much of our current revenues are derived from sales of the Enterphone technology and related security products, sales from our MESH product line continues to impact and provide a significant source of revenues. Service sales from our existing 1,664 service agreements also continue to provide a significant source of revenues.

MESH is now our leading sales product, accounting for 37.73% of total sales for the year ended December 31, 2007. MESH technology is based on a proprietary software platform that can be used for a variety of security and access control applications as well as communication functions. The technology represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 access points per controller. A building access system using the MESH technology can control several hundred points of access from a single remote hardware and software platform. The technology also allows several previously independent building control systems to be hosted on a single hardware and software platform. Our proprietary MESH software is designed to be modular, permitting additional applications to be added as modules, each operating other building and area control systems and high technology requirements.

Enterphone continued to provide a consistent source of revenue, accounting for 29.55% of total sales for the year ended December 31, 2007. Enterphone is a building access control system that uses a building’s internal phone wiring thereby avoiding use of telephone utility services. Our products include access control panels that use the

Enterphone technology. Our control panels are typically installed at entrances to apartment buildings, government facilities, and other buildings and facilities where security concerns require access control systems. The control panels are sold in various formats and with varying features and capabilities. Our Enterphone technology control panels are sold through an established distribution network, and can be found installed in approximately 35,000 buildings throughout North America. We also package and sell access control and security products that are complementary to our Enterphone product, including card access systems, radio frequency remote controls, intercom monitors and closed circuit cameras.

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

In 2003, we acquired certain inventory and 2,165 service agreements from Telus Corporation. The service agreements related to the maintenance Enterphone installations throughout Western Canada. The inventory was comprised of various products and components for installation and repair of these Enterphone installations.

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

For the year ended December 31, 2007, approximately 23% of total sales of our products and services were generated in the United States, and 77% in Canada. This represents a change from 2006, where sales to the United States and Canada were 21% and 79%, respectively. The change is in part due to increased sales of products and services in Canada as a result of our acquisition of service agreements and inventory from Telus Corporation. Information on our existing products can be viewed on our website at www.viscount.com.

Our Enterphone Access Control Products

Historically, our principal product was the Enterphone intercom and access control system. Enterphone is our patented building entry control system that uses a building’s internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building’s internal phone wiring by our Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes our Enterphone system distinct from other “dial-up” telephone entry systems that use telephone company lines. Sales of our products based on the Enterphone system account for approximately 30% of our total sales in fiscal 2007. This is down from approximately 31% in fiscal 2006, due in part to the development of other sources of sales, including Enterphone maintenance contracts, new product lines, and our OEM product lines.

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

  MESH to be a fully Internet Protocal enabled system

Our other products

Our next generation of Enterphone systems, called Enterphone X, “EPX”, was due to be released during late 2007, but due to continued product development, EPX is now scheduled for release during mid 2008. We expect EPX to generate commercial sales during the third quarter of 2008. EPX will replace EP2000. EPX, also a no phone line system like EP2000, is the next generation of Enterphone. EPX will be more cost effective because it will require less assembly and material input costs. EPX is designed to improve compatibility with MESH and other newer telephony technologies.

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

OTHER SERVICES

In addition to sales of our Enterphone, MESH and OEM products, we also service approximately 1,664 existing Enterphone installations within Western Canada.

PRODUCTION

Viscount has facilities for circuit board manufacture and mechanical assembly. We use a range of processes to produce our products. Some products including Enterphone, Infraclik, and Axess are completely manufactured in-house. MESH and Emerphone use outsourced circuit boards with final assembly and software installed at Viscount. Some access control, card readers, Elektra panels, Infraclik and various product accessories are purchased from other manufacturers and resold under our brand-names. We maintain full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits. We have a policy of supporting old products as long as parts are available for servicing and replacement. We are designing EPX to be backwards compatible with the 2000 series to improve the longevity and serviceability of both products.

The MESH software platform is loaded on standard industrial computer chassis. We are not developing hardware internally for MESH, since the required hardware controllers are commercially available at quality and price levels that make internal development uneconomical. In addition, by using off-the-shelf components, we improve our time to market, eliminate hardware debugging and increase our ability to be technologically flexible in the future. We are primarily executing final mechanical assembly of the MESH systems. We estimate that our expenditures in connection with research and development during the last two fiscal years totaled $705,704.

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

We are targeting upgrades and retrofits to existing apartments and various government agencies that use traditional telephone wire intercom access control systems. New construction projects are also part of our MESH installation market. The low hardware costs and increased functionality of the MESH system continue to be marketed to building management companies, along with its turnkey installation as a replacement to existing access control systems for most modern buildings.

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

Trade Shows

During 2007, we have been experiencing a higher marginal dollar benefit of trade show participation because of the success of MESH. We will continue to use tradeshows to establish a greater MESH market share.

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

INTELLECTUAL PROPERTY

We will rely on a combination of non-disclosure and other contractual agreements, and technical measures to protect the confidential information, know-how, and proprietary rights relating to our Enterphone, MESH and other Viscount products. We have contractual rights with respect to registered North American trademark and trade name for Enterphone (word alone). We are still considering registering North American tradenames for MESH.

We have registered active Internet domain names for www.viscount.com , www.enterphone.net, and www.enterphone.org.

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

OUR SOURCES OF REVENUES

The majority of the Company’s revenues are derived from the Enterphone product line. Historically, the Enterphone product sales represented approximately 60% to 80% of total revenues. In fiscal 2007, this percentage decreased to 30% due in part to new sources of revenues, including service contracts purchased from Telus Corporation, and MESH sales, which collectively represented 43.9% of revenues in fiscal 2007. The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs thirty three full time staff at its production facility and head office located in Burnaby, British Columbia, Canada.

RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report and in our filings with the Securities and Exchange Commission when you evaluate our business and the forward-looking statements that we make in this annual report.

Our commercially released MESH modules are in the early stage of commercial release and have little or no established record of sales. We cannot be certain that the market will accept our new MESH™ technology as necessary to generate an economically viable level of sales. We may not be successful at achieving a profitable level of sales of our MESH technology.

Our ability to achieve significant growth is largely contingent upon the success of our MESH technology. The building access control industry is currently based upon well established and reliable technology that our MESH™ technology is designed to replace. Our new technology has only recently been available commercially and as a consequence we have little data on which to establish a track record of market acceptance and sales. It is too soon to determine whether we will be able to gain a significant level of commercial acceptance of our MESH™ product. If we are unsuccessful at marketing and selling our MESH™ modules in sufficient quantities, we may not be able to achieve significant or sustained growth, and as a result the value of an investment in our common stock may decrease.

Other companies with greater resources than we have are currently developing or have commercially available products that use similar technology to our MESH™ product, and we may lose potential market share as a result.

Our MESH™ access control product is based on intelligent access modules, which use commercially available programmable microchip technology. Due to increasing availability and decreasing price of programmable microchips, the development and commercialization of “intelligent” access control systems is not unique to us. There are other companies that have developed or are developing similar products that use intelligent cards and card readers that will be competing with us in the access control industry. These competitors may have substantially greater financial, technical, marketing, and management resources than we have. Our ability to compete successfully will depend on several factors including timing of taking our MESH product to market and our ability to educate and use existing sales channels and develop new sales channels. To the extent that our requirement for additional financing may cause delays in the marketing of our MESH product, this may provide some of our better funded competitors with a competitive advantage in their ability to access the markets before us. To the extent that our competitors have more resources to market products based on similar technology, we may lose market share which would decrease the value of an investment in our common stock, or may cause the value of an investment in our common stock to decrease.

The loss or unavailability of Stephen Pineau, our President, Principal Executive Officer, and Principal Financial Officer for an extended period of time could adversely affect our business operations and prospects.

Our success depends, to a significant degree, upon the effort and skill of Stephen Pineau, our president and principal executive officer. We do not maintain key man insurance on Mr. Pineau. Due to his knowledge of our operations and products, the loss, incapacity, or unavailability of Mr. Pineau could have a material adverse effect on the business, financial condition or results of our operations, which would likely result in a decrease in the value of an investment in our common stock.

Because our common stock trades at prices below US$5.00 per share, and because we are not listed on a national exchange, there are additional regulations imposed on broker-dealers trading in our shares that may make it more difficult for you to resell our shares.

Because of rules that apply to shares with a market price of less than US$5.00 per share, known as the “penny stock rules”, investors in this offering will find it more difficult to sell their securities. The penny stock rules currently apply to trades in our shares. These rules in most cases require a broker-dealer to deliver a standardized risk disclosure document to a potential purchaser of the securities, along with additional information including current bid and offer quotations, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

Our directors and officers hold approximately 25% of our common stock and acting together may have the ability to control management and affairs of Viscount and to deter changes in control.

Our directors and officers collectively hold approximately 25% of our current issued and outstanding voting shares. As a result, such persons, acting together, may have the ability to control most matters submitted to our stockholders for approval, including the election and removal of directors, and to control the management and affairs of Viscount. In addition, our Articles of Incorporation include provisions that management can use to retain control over Viscount. Accordingly, such concentration of ownership, coupled with management friendly anti-takeover provisions, may have the effect of delaying, deferring or preventing a change in control of Viscount, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which limits the ability of our stockholders to participate in opportunities that may increase the value of their stock.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

Our executive office and central factory is located in Burnaby, British Columbia, where we currently lease 12,040 square feet. We lease this space under an industry standard operating lease with a term expiring May 31, 2010, renewable at the option of Viscount. Current monthly lease obligations are $10,620. We believe that our current facilities are adequate and are suitable for our current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. Our facilities are adequately insured against perils in a manner consistent with industry practice.

Item 3. LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us.

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

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. Our shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for the last two fiscal years and the subsequent period ending March 15, 2008. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)
2008	First Quarter (through March 10, 2008)	$0.43	$0.29
2007	Fourth Quarter	0.51	0.34
	Third Quarter	0.49	0.38
	Second Quarter	0.49	0.22
	First Quarter	0.35	0.22
2006	Fourth Quarter	0.35	0.22
	Third Quarter	0.48	0.25
	Second Quarter	0.53	0.32
	First Quarter	0.55	0.39

As of March 10, 2008 there were 42 holders of record of our common stock, holding a total of 17,841,250 shares, and an unknown number of beneficial holders.

We have not declared any dividends in the last two fiscal years.

The following table sets forth information respecting our compensation plans as at December 31, 2007, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,363,800	US$0.30	0
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	3,363,800	US$0.30	0

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

RESULTS OF OPERATIONS

Sales revenues for the year ended December 31, 2007 was $4,970,967, as compared to $4,562,124 for the year ended December 31, 2006, an increase of $408,843 or 9.0% . The increase in sales for the year ended December 31, 2007 resulted from increased sales of our MESH system and continued steady sales of our legacy Enterphone 2000 system. MESH sales for the years ended December 31, 2007 and 2006 were $1,875,469 and $1,265,097, respectively, an increase of $610,372 or 48.3% . MESH sales for the year ended December 31, 2007 were 37.7% of total sales, as compared to 27.7% of total sales for the year ended December 31, 2006. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the years ended December 31, 2007 and 2006 were $1,469,011 and $1,390,357, respectively, an increase of $78,654 or 5.7% . Enterphone 2000 sales for the year ended December 31, 2007 were 30% of total sales, as compared to 31% of total sales for the year ended December 31, 2006.

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. The Enterphone 2000 is a 15 year old technology and management believes the introduction of the next generation of Enterphone systems, EPX, which was introduced during the second quarter of 2007, will improve Enterphone sales. Similar to the Enterphone 2000 product line, the EPX does not require the use of external phone lines. EPX product line is designed to be more cost effective as it requires less assembly and material input costs. In addition, we have designed the EPX to provide improved compatibility with our MESH system, as well as with other newer telephony technologies. We expect EPX sales to start making an impact by the second quarter of 2008.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,664 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the twelve months ended December 31, 2007, customer service contracts and new equipment sales generated aggregate sales revenues of $1,516,485, as compared to $1,512,182 for the year ended December 31, 2006, an increase of $4,303 or 0.29% .. These two comparative years are consistent. These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service agreements for our product known as “Enterphone 2000”. The number of service agreements held by the Company decreased from 1,705 at December 31, 2006 to 1,694, 1,687, 1,671 and 1,664 at March 31, June 30, September 30, and December 31, 2007, respectively. During the four quarters of 2007, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At December 31, 2007, the cost of the service agreements, net of accumulated amortization, was $151,468.

The cost of sales as a percentage of sales was 43.6% for the year ended December 31, 2007, as compared with the cost of sales as a percentage of sales of 42.6% for the year ended December 31, 2006. Costs of sales as a percentage of sales had remained consistent due to management’s commitment of reviewing input costs regularly. Our policy of managing cost of sales remains the same. We are continuously focusing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the year ended December 31, 2007 was $2,803,278, an increase of $182,404 or 7.0%, as compared to a gross profit of $2,620,874 for the year ended December 31, 2006. This increase corresponds with the increased sales revenues and consistent cost of sales percentage for the year ended December 31, 2007.

Selling, general and administrative expenses were $3,030,418 and $2,563,343 for the years ended December 31, 2007 and 2006, respectively, an increase of $467,075 or 18.2% . This increase was due to increases in variable costs such as travel, tradeshow and various office expenses. As a percentage of sales, selling, general and administrative expenses were 61.0% and 56.2% for the years ended December 31, 2007 and 2006, respectively.

Research and development costs were $312,827 for the year ended December 31, 2007, as compared to $392,876 for the year ended December 31, 2006. Research and development costs decreased by $80,049 or 20.4% . Research and development costs decreased due to decreased costs in developing our EPX unit and next phase of MESH

Loss before income tax for the year ended December 31, 2007 was $(623,570), as compared to loss before income tax of $(433,761) for the year ended December 31, 2006. This was an increase in loss of $189,809. The increase in net loss during the year ended December 31, 2007 was the result of increased variable costs such as tradeshow, traveling, and various office expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased as of December 31, 2007, as compared to December 31, 2006. At December 31, 2007, cash totaled $111,173, as compared with the cash of $134,552 at December 31, 2006. This represented a decrease of $23,379. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At December 31, 2007, $263,951 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

On April 16, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consists of one common share and one warrant. Each warrant is exercisable at a price of US$0.25 per share until April 16, 2012 to acquire an additional share of common stock.

At December 31, 2007, working capital was $349,734, as compared to a working capital of $490,255 at December 31, 2006. Working capital has decreased by $140,521. The current ratio at December 31, 2007 was 1.31 to 1.0, as compared with 1.37 to 1.0 at December 31, 2006.

The accounts receivable turnover ratio for year ended December 31, 2007 was 63 days, as compared to 66 days for the year ended December 31, 2006, an decrease of 3 days. This decrease was due to better follow up and monitoring of slower paying accounts on a monthly basis by management. The accounts receivable reserve was $223,390 at December 31, 2007, as compared to $164,924 for the year ended December 31, 2006, an increase of $58,466. The reserve was increased to be conservative in recognizing some of the slower paying accounts. Management continues to recognize and remove older doubtful customer accounts from the accounts receivable sub-ledger, as well as more regular follow-up on certain customer accounts to improve the collection process. There had been no significant or material business conditions that would warrant additional increases to the reserve at this time.

For the year ended December 31, 2007, there were no capital expenditures other than the purchase of equipment.

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

We do not have any material commitments for capital expenditures as of December 31, 2007.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on those criteria. Based on the assessment, management has found the following internal control problems, as follows:

a.	We do not have a formal Audit Committee. We plan on forming a formal Audit Committee in 2008.
b.	We do not have independent directors. Our principal executive officer and chairman of the board are also the directors of The Company. We do not plan on changing our directors for 2008.
c.	Receivables: The Company’s internal accounting software allowed the same person to input and post receivable transactions.
d.	Payables: The Company’s controls allows for the same person to input and process payments.
e.

Inventory: The Company’s controls allows for the same person to invoice and pick inventory. The Company tightened internal control over its inventory counts and improved verification and valuation processes. Management also performs additional testing and monitoring of its inventory software system.

f.	Adjusting journal entries: The Company has an informal process for allowing clerks who perform other functions within the accounting cycle to perform adjusting journal entries.
g.	IT environment: The Company’s information technology control systems are informal in nature. This environment is lacking segregation of duties and formal security policies.

The Company management has and continues to take action to correct the known deficiencies and it plans to remain vigilant and to add additional staff and system improvements, as needed, to ensure that its internal control over financial reporting is effective. These efforts include formalizing the assessment process by identifying and scheduling periodic internal testing of the various systems and process involved in its internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B. OTHER INFORMATION

Subsequent to the fiscal year ended December 31, 2007, Stephen Pineau, the President of the Company, loaned the Company $100,000. The loan is unsecured and has no fixed terms of repayment.

PART III.

Items 9 – 12, 14

Information with respect to Items 9 – 12 and 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2008 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before May 1, 2008, the issuer will instead file an amendment to this Form 10 KSB disclosing the information with respect to Items 9 through 12 and Item 14.

Item 13. EXHIBITS

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company, SEC File No. 333- 68998 (the “Form SB-2)
3.2	Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Form SB-2
3.3	Bylaws	Incorporated by reference to Exhibit 3.1 to the Form SB-2
10.1	Employment Agreement with Stephen Pineau	Incorporated by reference to Exhibit 10.2 to the Form SB-2
10.2	Employment Agreement with Greg Chen	Incorporated by reference to Exhibit 10.3 to the Form SB-2
10.3	2001 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2002
10.4	2003 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2003
21.1	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2
23.1	Consent of Davidson & Company LLP	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer	Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

VISCOUNT SYSTEMS, INC.

By: /s/ Stephen Pineau
Stephen Pineau
President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	March 31, 2008
	Stephen Pineau	Principal Executive Officer, Principal
Financial Officer and Director

By:	/s/ Greg shen	Chairman of the Board and	March 31, 2008
	Greg Shen	Director

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Viscount Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Viscount Systems, Inc. and subsidiary as at December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

March 20, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

VISCOUNT SYSTEMS, INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
As at December 31

	2007	2006

Assets

Current assets
Cash	$111,173	$134,552
Trade accounts receivable, less allowance for doubtful accounts
of $223,390 (2006 - $164,924)	619,287	887,587
Inventory (note 3)	756,234	792,551
Prepaid expenses	6,028	6,028
Lease receivable (note 4)	1,037	1,045
Total current assets	1,493,759	1,821,763

Lease receivable (note 4)	931	1,968

Equipment (note 5)	76,344	90,107

Intangible assets (note 6)	151,468	172,360

Total assets	$1,722,502	$2,086,198

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 7)	$263,951	$319,687
Accounts payable and accrued liabilities	490,585	455,928
Deferred revenue	27,087	28,491
Due to stockholders (note 8)	292,402	292,402
Notes payable (note 9)	70,000	235,000
Total current liabilities	1,144,025	1,331,508

Commitments and contingencies (note 13)

Stockholders' equity
Capital stock (note 10)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
17,841,250 common shares (2006 - 16,082,450)	25,434	23,675
Additional paid-in capital (note 10)	2,353,030	1,907,432
Accumulated deficit	(1,799,987)	(1,176,417)
Total stockholders' equity	578,477	754,690

Total liabilities and stockholders' equity	$1,722,502	$2,086,198

Subsequent event (note 17)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Operations
(Expressed in Canadian dollars)

Years ended December 31

	2007	2006

Sales	$4,970,967	$4,562,124
Cost of sales and services	2,167,689	1,941,250
Gross profit	2,803,278	2,620,874

Expenses
Selling, general and administrative	3,030,418	2,563,343
Research and development (note 11)	312,827	392,876
Depreciation and amortization	34,655	37,809
	3,377,900	2,994,028

Loss before other items	(574,622)	(373,154)

Other items
Interest income	4,509	3,365
Interest expense	(53,457)	(63,972)
	(48,948)	(60,607)

Loss before income taxes	(623,570)	(433,761)

Provision for income taxes (note 12)	-	-

Net loss	$(623,570)	$(433,761)

Basic and diluted loss per common share	$(0.04)	$(0.03)

Weighted average number of common shares outstanding,
Basic	17,293,653	16,080,505
Diluted	17,293,653	16,080,505

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(Expressed in Canadian dollars)

Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2005	16,053,075	$23,645	$1,883,109	$(742,656)	$1,164,098

Stock issued for cash upon
exercise of stock options	29,375	30	4,027	-	4,057
Stock-based compensation (note 10)	-	-	20,296	-	20,296
Net loss	-	-	-	(433,761)	(433,761)

Balance, December 31, 2006	16,082,450	23,675	1,907,432	(1,176,417)	754,690

Stock issued for cash upon
exercise of stock options	81,250	81	10,517	-	10,598
Units issued for cash from private placement	1,677,550	1,678	306,807	-	308,485
Stock-based compensation	-	-	128,274	-	128,274
Net loss	-	-	-	(623,570)	(623,570)

Balance, December 31, 2007	17,841,250	$25,434	$2,353,030	$(1,799,987)	$578,477

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

Years ended December 31
	2007	2006

Operating activities:
Net loss	$(623,570)	$(433,761)
Items not involving cash:
Depreciation and amortization	34,655	37,809
Selling, general and administrative expenses paid by stock options	128,274	20,296
Changes in non-cash working capital balances (note 14)	338,915	(40,481)
Net cash used in operating activities	(121,726)	(416,137)

Investing activities:
Purchase of equipment	-	(8,556)
Net cash used in investing activities	-	(8,556)

Financing activities:
Proceeds from (repayment of) bank indebtedness	(55,736)	308,625
Proceeds from exercise of stock options	10,598	4,057
Proceeds from private placement	308,485	-
Repayment of notes payable	(165,000)	-
Net cash provided by financing activities	98,347	312,682

Decrease in cash	(23,379)	(112,011)

Cash, beginning of year	134,552	246,563

Cash, end of year	$111,173	$134,552

Supplementary information:
Interest paid	$24,154	$35,584
Income taxes recovered	-	-

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

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

December 31, 2007

2.	Significant accounting policies (cont’d…)

	(b)	Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant areas of estimate are the amount of recoverable investment tax credits (notes 11 and 12(a)), the allowance for doubtful accounts, the estimated useful lives of equipment, the deferred tax valuation allowance, and stock-based compensation. Actual results could differ from those estimates.

	(c)	Foreign currency translation

The functional currency of the Company and its wholly-owned subsidiary is the Canadian dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations.

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

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

2.	Significant accounting policies (cont’d…)

	(f)	Equipment

Equipment is stated at cost. Depreciation is recorded based on the estimated useful lives of the assets as follows:

Asset	Basis	Rate

Computer equipment	declining balance	30%
Office furniture and equipment	declining balance	20%
Leasehold improvements	straight-line	20%

(g)	Intangible assets

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

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

2.	Significant accounting policies (cont’d…)

	(i)	Revenue recognition

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

Advertising costs are expensed as incurred. Advertising costs amounted to $204,764 (2006 - $235,963).

	(l)	Government assistance and investment tax credits

The Company follows the cost reduction method of accounting for government assistance and investment tax credits, whereby, the estimated net recoverable amount of the benefit of the tax credits is recognized, when reasonable assurance exists as to their collectibility, as a reduction in the cost of the related capital asset or expenditure.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

2.	Significant accounting policies (cont’d…)

	(m)	Income taxes

The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this method, future income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences). Future income tax assets and liabilities are measured using enacted income tax rates expected to be recovered or settled. The effect on future income tax assets and liabiliites of a change in tax rates is included in income in the period in which the change occurs. The amount of future income tax assets recognized is limited to the amount that is more likely than not to be realized.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). This interpretation clarifies the recognition threshold and measurement of a tax position taken or expected to be taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted the provisions of FIN 48 on January 1, 2007 (Note 12).

	(n)	Net income (loss) per share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if stock options were exercised.

The weighted average number of common shares outstanding for computing basic net income (loss) per common share was 17,293,653 (2006 – 16,080,505). The weighted average number of common shares outstanding for computing diluted net income (loss) per common share was 17,293,653 (2006 – 16,080,505). For the year ended December 31, 2007, 3,363,800 shares (2006 – 3,177,550) attributable to the assumed exercise of outstanding options and 1,677,550 shares (2006 – nil) attributable to the assumed exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

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

	(p)	Comprehensive income

The Company has no items of other comprehensive income in any year presented. Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

	(q)	Recent accounting pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning November 15, 2007, and early application is allowed under certain circumstances.

The adoption of these pronouncements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and all liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain, provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

2.	Significant accounting policies (cont’d…)

(q)

Recent accounting pronouncements (cont’d…)

acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in–process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosure of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosure of this standard.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

3.	Inventory

	2007	2006
Raw materials	$509,003	$546,444
Work in process	27,578	60,000
Finished goods	219,653	186,107

	$756,234	$792,551

4.	Lease receivable

Lease receivable includes an amount due from a customer in monthly installments on a five- year leasing contract expiring in 2009. The contract bears an interest rate of 7% per annum and is secured by the equipment under lease.

5.	Equipment

		Accumulated	Net book
2007	Cost	depreciation	value

Computer equipment	$110,838	$84,478	$26,360
Office furniture and equipment	77,269	33,173	44,096
Leasehold improvements	46,814	40,926	5,888

	$234,921	$158,577	$76,344

		Accumulated	Net book
2006	Cost	depreciation	value

Computer equipment	$110,838	$77,585	$33,253
Office furniture and equipment	77,269	28,422	48,847
Leasehold improvements	46,814	38,807	8,007

	$234,921	$144,814	$90,107

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

6.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially considered to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004, 1,780 at December 31, 2005, 1,705 at December 31, 2006 and 1,664 at December 31, 2007. During fiscal 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective April 1, 2005, to amortize the cost of the service agreements on a straight- line basis over an estimated useful life of 10 years. For fiscal 2007 and 2006, pursuant to SFAS 142, management also determined that no impairment was required. At December 31, 2007, the cost of the service agreements, net of accumulated amortization of $57,453 (2006 - $36,561) was $151,468 (2006 - $172,360).

7.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit ($23,951) and amounts drawn under a bank credit facility ($240,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days.

During the year ended December 31, 2006, the bank required additional security for the credit facility consisting of a pledge of personal property of a significant shareholder.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

8.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

9.	Notes payable

The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due December 31, 2008. Principal prepayments are made at the discretion of the Board of Directors.

10.	Capital stock

(a)

Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. There was no preferred stock issued and outstanding at December 31, 2007 and 2006.

(b)

On April 16, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional common share of the Company for US$0.25 per share until April 16, 2012.

On August 2, 2007, the Company granted 327,500 stock options exercisable at a price of US$0.40 per share until August 1, 2012.

On December 12, 2007, the Company extended stock option agreements for 168,125 stock options under its 2001 and 2003 Stock Option Plans with an expiration date of December 21, 2007 to December 21, 2009.

During the year ended December 31, 2007, the Company issued 81,250 shares of common stock on the exercise of stock options for gross proceeds of $10,598.

During the year ended December 31, 2006, the Company issued 29,375 shares of common stock on the exercise of stock options for gross proceeds of $4,057.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

10.	Capital stock (cont’d…)

(c)

The Company has the following stock option plans which serve as equity incentive programs for management, qualified employees, members of the Board of Directors and independent advisors or consultants outstanding as at December 31, 2007:

(i)

The 2001 Stock Option Plan (the “2001 Plan”), which became effective on December 21, 2001, permits, at any one time, up to 1,500,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2007, the total number of stock options outstanding under the 2001 Plan is 1,001,925.

(ii)

The 2003 Stock Option Plan (the “2003 Plan”), which became effective on January 3, 2003 and amended on July 10, 2007 permits, at any one time, up to 2,935,510 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2007, the total number of stock options outstanding under the 2003 Plan is 2,361,875.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

10.	Capital stock (cont’d…)

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2005	3,146,925	US$0.28
Granted	-	-
Exercised	(29,375)	0.12
Expired/cancelled	-	-
Outstanding at December 31, 2006	3,117,550	0.28
Granted	495,625	0.33
Exercised	(81,250)	0.13
Expired/cancelled	(168,125)	0.18
Outstanding at December 31, 2007	3,363,800	0.30

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

During the year ended December 31, 2007, the Company recorded the fair value of stock options issued to employees of $128,274 and recorded $Nil relating to the fair value of stock options issued to non-employees as selling, general and administration expenses in the consolidated statement of operations.

The weighted average fair value of stock options granted during the year ended December 31, 2007 was $0.26 (2006 - $Nil).

The Company used the Black-Scholes option pricing model to compute estimated fair value of options granted based on the following weighted average assumptions: average expected stock price volatility of 74%, expected dividend yield of 0%, risk-free interest rate of 3.89% and expected option life of 3 years.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

10.	Capital stock (cont’d…)

A summary of the stock options outstanding and exercisable at December 31, 2007 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.12	2,068,750	5.72 years	US$0.12
$0.18	11,250	1.98 years	$0.18
$0.40	327,500	4.59 years	$0.40
$0.45	7,500	1.98 years	$0.45
$0.55	5,000	1.98 years	$0.55
$0.60	10,000	1.98 years	$0.60
$0.65	933,800	3.98 years	$0.65

	3,363,800	5.09 years	$0.30

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

10.	Capital stock (cont’d…)

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2006 and
2005	-	US$ -
Granted	1,677,550	0.25
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2007	1,677,550	0.25

A summary of the warrants outstanding and exercisable at December 31, 2007 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	4.30 years	US$0.25

11.	Research and development

Research and development expenditures are recorded net of investment tax credits, which totaled $nil for the years ended December 31, 2007 and 2006.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

12.	Income taxes

	(a)	A reconciliation of income tax recovery at statutory rates with the reported income tax recovery is as follows:

	2007	2006

Loss before income taxes	$(623,570)	$(433,479)

Income tax expense (recovery) at statutory rates	$(212,762)	$(147,816)
Non deductible expenses and other items	224,645	201,318
Deductible expenses and other items	(15,653)	(15,640)
Recognized operating losses	-	(31,031)
Recognized investment tax credits	3,770	(6,831)

Total income tax recovery	$-	$-

(b)	Temporary differences that give rise to the following deferred income tax assets and liabilities are as follows:

	2007	2006

Deferred income tax assets (liabilities)
Equipment	$9,118	$6,202
Intangible assets	16,965	13,002
Unrecognized investment tax credits (non-refundable)	526,324	371,081
Unrecognized benefit of research and development costs	493,295	451,785
Unrecognized benefit of operating losses	51,566	27,775
Warranty provision	19,508	14,221

Gross deferred income tax assets	1,116,776	884,066

Valuation allowance	(1,116,776)	(884,066)

	$-	$-

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

12.	Income taxes (cont’d…)

The Company has unutilized operating loss carryforwards of $190,984 (2006 - $89,597) which will expire up to 2026.

The Company has non-refundable federal investment tax credits of $347,467 (2006 - $247,679) which will expire up to 2026 and provincial investment tax credits of $178,857 (2006 - $123,402) which will expire up to 2016.

The Company has unutilized scientific research and development costs of $1,827,018 (2006 - $1,457,369) which are available to reduce taxable income and income taxes payable in future years.

A valuation allowance is applied to the deferred tax asset because it is not more likely than not that the benefits of the future income tax asset will be available to the Company. The Company adopted the provisions of FIN 48 on January 1, 2007. No cumulative effect adjustment to the January 1, 2007 balance of the Company’s deficit was required upon the implementation of FIN 48. As of the date of adoption, there were no unrecognized tax benefits. Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of the date of adoption of FIN 48, there was no accrued interest or accrued penalties.

The Company files income tax returns in Canada and the United States of America. The Company’s Canadian income tax returns for 2003 through 2007 are open tax years. The Company’s United States tax returns are open from 2004 through 2007.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

13.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobiles, and office equipment operating leases that expire in 2012 as follows:

Year ending December 31:

2008	$195,279
2009	179,093
2010	85,831
2011	7,757
2012	1,221

Rent expense included in the statements of operations is $124,886 (2006 - $117,588).

The Company was named as the sole defendant in litigation for wrongful dismissal that involves a former employee. The Company filed a defense to this claim and is actively defending its position. At this time, the likelihood of the outcome is not determinable and no provision has been made for the claim in the accounts.

14.	Changes in non-cash working capital balances

	2007	2006

Trade accounts receivable	$268,300	$(90,303)
Inventory	36,317	88,615
Lease receivable	1,045	825
Accounts payable and accrued liabilities	34,657	(35,994)
Deferred revenue	(1,404)	(3,624)

	$338,915	$(40,481)

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

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

December 31, 2007	Manufacturing	Servicing	Total

Sales to external customers	$3,454,482	$1,516,485	$4,970,967
Depreciation and amortization	13,763	20,893	34,655
Interest expense	39,390	14,067	53,457
Segment income (loss) before income taxes	(733,246)	109,676	(623,570)
Total assets	1,571,034	151,468	1,722,502

December 31, 2006	Manufacturing	Servicing	Total

Sales to external customers	$3,049,942	$1,512,182	$4,562,124
Depreciation and amortization	16,917	20,892	37,809
Interest expense	45,172	18,800	63,972
Segment income (loss) before income taxes	(744,981)	311,220	(433,761)
Total assets	1,913,838	172,360	2,086,198

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2007

15.	Segment information (cont’d.)

(b) Of the total revenues for the year ended December 31, 2007, $1,129,233 (2006 - $973,188) was derived from U.S.-based customers and $3,841,734 (2006 - $3,588,936) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c) Major customers:

No customer represented more than 10% of total revenues in either of the years ended December 31, 2007 and 2006.

(d) Products:

Enterphone sales represented 30% of total revenue during the year ended December 31, 2007 (December 31, 2006 – 31%). The balance of the Company’s revenues are derived from service agreements and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

16.	Financial instruments

The Company’s financial instruments consist of cash, trade accounts receivable, lease receivable, bank indebtedness, accounts payable, accrued liabilities, due to stockholders and notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency, business concentration or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values based on their liquidity and short-term nature.

17.	Subsequent event

Subsequent to year end, the President loaned the Company $100,000. The loan is unsecured and has no fixed terms of repayment.