Form 10-Q
period 2008-03-31
VISCOUNT SYSTEMS INC
filed 2008-05-15
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________to __________________

Commission File Number: 000-49746

VISCOUNT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0498181
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4585 Tillicum Street, Burnaby, British Columbia, Canada V5J 5K9
(Address of principal executive offices)

(604) 327-9446
Registrant’s telephone number

_________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filed [ ] Smaller reporting company [X]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008 the registrant’s outstanding common stock consisted of 17,841,250 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2008, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0000 for USD$1.0265.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

MARCH 31, 2008

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$95,156	$111,173
Trade accounts receivable, less allowance for doubtful accounts
of $228,895 (2007 - $223,390)	918,202	619,287
Inventory (note 2)	728,060	756,234
Prepaid expenses	6,028	6,028
Lease receivable	1,055	1,037
Total current assets	1,748,501	1,493,759

Lease receivable	660	931

Equipment (note 3)	73,343	76,344

Intangible assets (note 4)	146,245	151,468

Total assets	$1,968,749	$1,722,502

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$403,677	$263,951
Accounts payable and accrued liabilities	571,710	490,585
Deferred revenue	17,827	27,087
Due to stockholders (note 6)	392,402	292,402
Notes payable (note 7)	70,000	70,000
Total current liabilities	1,455,616	1,144,025

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
17,841,250 commons shares (2007 - 17,841,250)	25,434	25,434
Additional paid-in capital	2,353,030	2,353,030
Accumulated deficit	(1,865,331)	(1,799,987)
Total stockholders' equity	513,133	578,477

Total liabilities and stockholders' equity	$1,968,749	$1,722,502

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2008 and 2007

	2008	2007

Sales	$1,307,638	$1,341,610
Cost of sales and services	543,696	564,282
Gross profit	763,942	777,328

Expenses
Selling, general and administrative	721,401	649,020
Research and development	86,321	78,353
Depreciation and amortization	8,224	8,950
	815,946	736,323

Income (loss) before other items	(52,004)	41,005

Other items
Interest income	609	621
Interest expense	(13,949)	(18,266)
	(13,340)	(17,645)

Income (loss) before income taxes	(65,344)	23,360

Provision for income taxes	-	-

Net income (loss)	$(65,344)	$23,360

Basic and diluted net income (loss) per common share	$(0.00)	$0.00

Weighted average number of common shares outstanding,
Basic	17,841,250	16,082,450
Diluted	17,841,250	17,517,807

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2007	17,841,250	$25,434	$2,353,030	$(1,799,987)	$578,477
Net loss	-	-	-	(65,344)	(65,344)
Balance, March 31, 2008	17,841,250	$25,434	$2,353,030	$(1,865,331)	$513,133

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Three months ended March 31, 2008 and 2007

	2008	2007

Operating activities:
Net income (loss)	$(65,344)	$23,360
Items not involving cash:
Depreciation and amortization	8,224	8,950
Changes in non-cash working capital balances (note 9)	(198,623)	37,137
Net cash provided by (used in) operating activities	(255,743)	69,447

Investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from (repayment of) bank indebtedness	139,726	(319,687)
Proceeds from stockholder loan	100,000	-
Stock subscription received in advance	-	303,761
Net cash provided by (used in) financing activities	239,726	(15,926)

Increase (decrease) in cash	(16,017)	53,521

Cash, beginning of period	111,173	134,552

Cash, end of period	$95,156	$188,073

Supplementary information:
Interest paid	$13,949	$9,780
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2008

1.	Basis of presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and by Article 8-03 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. Readers of these statements should read the audited annual consolidated financial statements of the Company filed on Form 10-KSB for the year ended December 31, 2007 in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2008 or for any other interim period.

The financial information as at March 31, 2008 and for the three month period ended March 31, 2008 and 2007 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-KSB.

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2008

1.	Basis of presentation (cont’d…)

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

2.	Inventory

	March 31,	December 31,
	2008	2007

Raw materials	$465,113	$509,003
Work in process	91,370	27,578
Finished goods	171,577	219,653

	$728,060	$756,234

3.	Equipment

		Accumulated	Net book
March 31, 2008	Cost	depreciation	value

Computer equipment	$110,838	$85,899	$24,939
Office furniture and equipment	77,269	34,287	42,982
Leasehold improvements	46,814	41,392	5,422

	$234,921	$161,578	$73,343

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2008

3.	Equipment (cont’d…)

		Accumulated	Net book
December 31, 2007	Cost	depreciation	value

Computer equipment	$110,838	$84,478	$26,360
Office furniture and equipment	77,269	33,173	44,096
Leasehold improvements	46,814	40,926	5,888

	$234,921	$158,577	$76,344

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially considered to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004, 1,780 at December 31, 2005, 1,705 at December 31, 2006 and 1,664 at December 31, 2007. During fiscal 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At March 31, 2008, the Company held 1,645 service agreements (December 31, 2007 – 1,664) at a cost, net of accumulated amortization of $62,676 (December 31, 2007 - $57,453), of $146,245 (December 31, 2007 - $151,468).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2008

5.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit ($98,677) and amounts drawn under a bank credit facility ($305,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At March 31, 2008, the Company was in compliance with the ratio requirements.

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2008

8.	Capital stock (cont’d…)

Stock Options

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2007	3,363,800	US$0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at March 31, 2008	3,363,800	US$0.30

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2008

8.	Capital stock (cont’d…)

A summary of the stock options outstanding and exercisable at March 31, 2008 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.12	2,068,750	5.47 years	US$0.12
$0.18	11,250	1.73 years	$0.18
$0.40	327,500	4.34 years	$0.40
$0.45	7,500	1.73 years	$0.45
$0.55	5,000	1.73 years	$0.55
$0.60	10,000	1.73 years	$0.60
$0.65	933,800	3.73 years	$0.65

	3,363,800	4.84 years	$0.30

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2008

8.	Capital stock (cont’d…)

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2007	1,677,550	US$ 0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2008	1,677,550	0.25

A summary of the warrants outstanding and exercisable at March 31, 2008 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	4.05 years	US$0.25

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2008

9.	Changes in non-cash working capital balances

	Three months ended
	March 31,
	2008	2007

Trade accounts receivable	$(298,915)	$(52,407)
Inventory	28,174	18,075
Lease receivable	253	313
Accounts payable and accrued liabilities	81,125	84,219
Deferred revenue	(9,260)	(13,063)

	$(198,623)	$37,137

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobile and office equipment operating leases that expire in 2012 as follows:

Year or period ending December 31:

2008	$146,781
2009	179,093
2010	85,831
2011	7,757
2012	1,221

Rent expense included in the statements of operations for the three month period ended March 31, 2008 is $31,862 (2007 - $30,325).

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
Three months ended March 31, 2008

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

Information as to these reportable segments for the three months ended March 31, 2008 and 2007 are as follows:

For the three months ended March 31, 2008	Manufacturing	Servicing	Total

Sales to external customers	$858,196	$449,442	$1,307,638
Depreciation and amortization	3,001	5,223	8,224
Interest expense, net	12,549	1,400	13,949
Segment income (loss) before income taxes	(62,462)	(2,882)	(65,344)
Total assets	1,822,503	146,245	1,968,748

For the three months ended March 31, 2007	Manufacturing	Servicing	Total

Sales to external customers	$944,671	$396,939	$1,341,610
Depreciation and amortization	3,727	5,223	8,950
Interest expense, net	13,566	4,700	18,266
Segment income (loss) before income taxes	(23,489)	46,849	23,360
Total assets	1,997,650	167,138	2,164,788

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2008

11.	Segment information (cont’d…)

	(b)	Of the total revenues for the three months ended March 31, 2008, $214,030 (2007 - $277,845) was derived from U.S.-based customers and $1,093,608 (2007 - $1,063,765) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

One customer’s total sales were $188,867, representing 14.4% of total revenues, in the three months ended March 31, 2008. No customer represented more than 10% of total revenues in the three months ended March 31, 2007.

	(d)	Products and services:

Enterphone 2000 sales represented 18% of total revenue during the three months ended March 31, 2008 (2007 – 26%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2. Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended March 31, 2008 and 2007 were $1,307,638 and $1,341,610, respectively, a decrease of $33,972 or 2.5% . MESH sales for the three months ended March 31, 2008 and 2007 were $677,532 and $581,184, respectively, an increase of $96,348 or 16.6% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended March 31, 2008 and 2007 were $236,223 and $355,310, respectively, a decrease of $119,087 or 33.5% .

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. At March 31, 2008 and 2007, MESH sales were 51.8% and 43.3%, respectively, of total sales. The introduction of the next generation of Enterphone systems, MESH EPX, which was introduced during the second quarter of 2007, will improve MESH sales. Similar to the Enterphone 2000 product line, the EPX does not require the use of external phone lines. EPX product line is designed to be more cost effective as it requires less assembly and material input costs. In addition, we have designed the EPX to provide improved compatibility with our MESH system, as well as with other newer telephony technologies.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,645 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2008 and 2007, customer service contracts and new equipment sales generated aggregate sales revenues of $449,442 and $396,939, respectively, an increase of $52,503 or 13.2% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,645 at March 31, 2008, as compared to 1,664 and 1,694 at December 31, 2007 and March 31, 2007, respectively. During the first quarter of 2008, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At March 31, 2008, the cost of the service agreements, net of accumulated amortization, was $146,245.

Cost of sales and services as a percentage of sales was 41.6% and 42.1% for the three months ended March 31, 2008 and 2007, respectively. Cost of sales has remained consistent during these two comparative periods. Management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended March 31, 2008 and 2007 was $763,942 and $777,328, respectively, a decrease of $13,386 or 1.7% . The decrease in gross profit corresponds with the decrease in sales and consistent cost of sales for the three months ended March 31, 2008

Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $721,401 and $649,020, respectively, an increase of $72,381 or 11.2% . The increases during these two comparative periods were due to increases in variable costs such as advertising, tradeshow and various office expenses. For the three months ended March 31, 2008 and 2007, selling, general and administrative expenses, as a percentage of sales, were 55.2% and 48.4%, respectively.

Research and development costs for the three months ended March 31, 2008 and 2007 were $86,321 and $78,353, respectively, a increase of $7,968 or 10.2% . Research and development costs remained consistent during these two comparative periods.

Net loss for the quarter ended March 31, 2008 was $65,344 and net income for the quarter ended March 31, 2007 was $23,360, resulting in an increase in net loss of $88,704. The increase in net loss during the quarter ended March 31, 2008 was the result of increased variable costs such as tradeshow, traveling, and various office expenses.

Liquidity and Capital Resources

Cash as of March 31, 2008, as compared to December 31, 2007 was $95,156 and $111,173, respectively. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At March 31, 2008, $403,677 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

On April 16, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consists of one common share and one warrant. Each warrant is exerciseable at a price of US$0.25 per share until April 16, 2012 to acquire an additional share of common stock.

At March 31, 2008, working capital was $292,885, as compared to a working capital of $349,734 at December 31, 2007. Working capital has decreased by $56,849. The current ratio at March 31, 2008 was 1.20 to 1.0, as compared with 1.31 to 1.0 at December 31, 2007.

The accounts receivable turnover ratio at March 31, 2008 was 63 days, as compared 63 days and 66 days at December 31, 2007 and March 31, 2007, respectively. This reflected an increase of 3 days, as compared to March 31, 2007. The accounts receivable reserve was $228,895 at March 31, 2008, as compared to $223,390 at December 31, 2007. The accounts receivable reserve has increased by $5,505 or 2.5%, since the year ended December 31, 2007. Management identified slower paying accounts to be conservative. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the three months ended March 31, 2008, there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of March 31, 2008.

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

The adoption of these new pronouncements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Other recently issued pronouncements are not expected to be applicable to the Company or have significant impact on the Company’s financial statements.

Item 4(T). Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: May 15, 2008	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer