Form 10-Q
period 2008-06-30
VISCOUNT SYSTEMS INC
filed 2008-08-14
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008 the registrant’s outstanding common stock consisted of 17,841,250 shares.

PART I.           FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Terms such as “we believe”, “we expect” or “we project”, and similar terms, are examples of forward looking statements that we may use in this report. Such statements also relate to the sales trends of our Enterphone 2000, EPX, previously named Enterphone 3000, and MESH product lines, general revenues, income, the number of new construction projects or building upgrades that may generate sales of our product, and in general the market for our products. Any projections herein are based solely on management’s views, and were not prepared in accordance with any accounting guidelines applicable to projections. Accordingly, these forward looking statements are intended to provide the reader with insight into management’s proposals, expectations, strategies and general outlook for our business and products, but because of the risks associated with those statements, including those described herein and in our annual report, readers should not rely upon those statements in making an investment decision. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements.

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2008, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0197 for USD$1.0000 or CAD$1.0000 for USD$0.9807.

Item 1.           Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

JUNE 30, 2008

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$48,304	$111,173
Trade accounts receivable, less allowance for doubtful accounts
of $246,710 (2007 - $223,390)	892,707	619,287
Inventory (note 2)	666,644	756,234
Prepaid expenses	6,028	6,028
Lease receivable	1,074	1,037
Total current assets	1,614,757	1,493,759

Lease receivable	384	931

Equipment (note 3)	70,496	76,344

Intangible assets (note 4)	141,022	151,468

Total assets	$1,826,659	$1,722,502

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$271,080	$263,951
Accounts payable and accrued liabilities	582,949	490,585
Deferred revenue	34,529	27,087
Due to stockholders (note 6)	392,402	292,402
Notes payable (note 7)	70,000	70,000
Total current liabilities	1,350,960	1,144,025

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
17,841,250 common shares (2007 - 17,841,250)	25,434	25,434
Additional paid-in capital	2,353,030	2,353,030
Accumulated deficit	(1,902,765)	(1,799,987)
Total stockholders' equity	475,699	578,477

Total liabilities and stockholders' equity	$1,826,659	$1,722,502

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Sales	$1,335,849	$1,324,311	$2,643,487	$2,665,921
Cost of sales and services	545,447	544,474	1,089,143	1,108,756
Gross profit	790,402	779,837	1,554,344	1,557,165

Expenses
Selling, general and administrative	720,200	707,998	1,441,601	1,357,018
Research and development	86,496	81,475	172,817	159,828
Depreciation and amortization	8,070	8,749	16,294	17,699
	814,766	798,222	1,630,712	1,534,545

Loss before other items	(24,364)	(18,385)	(76,368)	22,620

Other items
Interest income	184	1,321	793	1,942
Interest expense	(13,254)	(11,640)	(27,203)	(29,906)
	(13,070)	(10,319)	(26,410)	(27,964)

Loss before income taxes	(37,434)	(28,704)	(102,778)	(5,344)

Provision for income taxes	-	-	-	-

Net loss	$(37,434)	$(28,704)	$(102,778)	$(5,344)

Basic and diluted net loss net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding,
Basic and diluted	17,841,250	17,486,742	17,841,250	16,784,596

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2007	17,841,250	$25,434	$2,353,030	$(1,799,987)	$578,477
Net loss	-	-	-	(102,778)	(102,778)
Balance, June 30, 2008	17,841,250	$25,434	$2,353,030	$(1,902,765)	$475,699

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30

	2008	2007

Operating activities:
Net loss	$(102,778)	$(5,344)
Items not involving cash:
Depreciation and amortization	16,294	17,699
Changes in non-cash working capital balances (note 9)	(83,514)	119,249
Net cash provided by (used in) operating activities	(169,998)	131,604

Investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from (repayment of) bank indebtedness	7,129	(319,687)
Proceeds from exercise of stock options	-	1,336
Proceeds from private placement	-	308,485
Proceeds from stockholder loan	100,000	-
Repayment of notes payable	-	(45,000)
Net cash provided by (used in) financing activities	107,129	(54,866)

Increase (decrease) in cash	(62,869)	76,738

Cash, beginning of period	111,173	134,552

Cash, end of period	$48,304	$211,290

Supplementary information:
Interest paid	$-	$14,785
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2008 and 2007

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

The financial information as at June 30, 2008 and for the six and three month periods ended June 30, 2008 and 2007 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date included in the Form 10- KSB.

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2008 and 2007

1.	Basis of presentation (cont’d…)

The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 applies to all financial instruments being measured and reported on a fair value basis. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, the Company has adopted the provision of FAS 157 with respect to its financial assets and liabilities only.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in Level 1 are marketable equity available for sale securities that are traded in an active exchange market.

Level 2 – Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Instruments included in this category are warrants and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Effective January 1, 2008, the Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under this statement.

The adoption of these pronouncements did not have a material effect on the Company’s consolidated financial position or results of operations.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2008 and 2007

2.	Inventory

	June 30,	December 31,
	2008	2007

Raw materials	$343,501	$509,003
Work in process	101,658	27,578
Finished goods	221,485	219,653

	$666,644	$756,234

3.	Equipment

		Accumulated	Net book
June 30, 2008	Cost	depreciation	value

Computer equipment	$110,838	$87,215	$23,623
Office furniture and equipment	77,269	35,374	41,895
Leasehold improvements	46,814	41,836	4,978

	$234,921	$164,425	$70,496

		Accumulated	Net book
December 31, 2007	Cost	depreciation	value

Computer equipment	$110,838	$84,478	$26,360
Office furniture and equipment	77,269	33,173	44,096
Leasehold improvements	46,814	40,926	5,888

	$234,921	$158,577	$76,344

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2008 and 2007

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially considered to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004, 1,780 at December 31, 2005, 1,705 at December 31, 2006 and 1,664 at December 31, 2007. During fiscal 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At June 30, 2008, the Company held 1,634 service agreements (December 31, 2007 – 1,664) at a cost, net of accumulated amortization of $67,899 (December 31, 2007 - $57,453), of $141,022 (December 31, 2007 - $151,468).

5.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit ($26,080) and amounts drawn under a bank credit facility ($245,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At June 30, 2008, the Company was in compliance with the ratio requirements.

During the year ended December 31, 2006, the bank required additional security for the credit facility consisting of a pledge of personal property of a significant shareholder.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2008 and 2007

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2008 and 2007

8.	Capital stock (cont’d…)

Stock Options

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2007	3,363,800	US$0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at June 30, 2008	3,363,800	$0.30

A summary of the stock options outstanding and exercisable at June 30, 2008 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.12	2,068,750	5.22 years	US$0.12
$0.18	11,250	1.48 years	$0.18
$0.40	327,500	4.09 years	$0.40
$0.45	7,500	1.48 years	$0.45
$0.55	5,000	1.48 years	$0.55
$0.60	10,000	1.48 years	$0.60
$0.65	933,800	3.48 years	$0.65

	3,363,800	4.59 years	$0.30

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2008 and 2007

8.	Capital stock (cont’d…)

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2007	1,677,550	US$ 0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2008	1,677,550	0.25

A summary of the warrants outstanding and exercisable at June 30, 2008 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	3.80 years	US$0.25

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2008 and 2007

9.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2008	2007

Trade accounts receivable	$(273,420)	$69,266
Inventory	89,590	45,247
Prepaid expenses	-	(17,575)
Lease receivable	510	553
Accounts payable and accrued liabilities	92,364	19,707
Deferred revenue	7,442	2,051

	$(83,514)	$119,249

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobile and office equipment operating leases that expire in 2012 as follows:

Year or period ending December 31:

2008	$97,982
2009	179,093
2010	85,831
2011	7,757
2012	1,221

Rent expense included in the statements of operations for the six month period ended June 30, 2008 is $64,025 (2007 - $61,162) and for the three month period ended June 30, 2008 is $32,163 (2007 - $30,837).

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
Six months ended June 30, 2008 and 2007

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

Information as to these reportable segments for the three and six months ended June 30, 2008 and 2007 are as follows:

For the three months ended June 30, 2008	Manufacturing	Servicing	Total

Sales to external customers	$914,009	$421,840	$1,335,849
Depreciation and amortization	2,847	5,223	8,070
Interest expense, net	11,854	1,400	13,254
Segment income (loss) before income taxes	(35,400)	(2,035)	(37,435)
Total assets	1,685,637	141,022	1,826,659

For the three months ended June 30, 2007	Manufacturing	Servicing	Total

Sales to external customers	$825,301	$499,010	$1,324,311
Depreciation and amortization	3,527	5,222	8,749
Interest expense, net	7,540	4,100	11,640
Segment income (loss) before income taxes	(153,854)	125,150	(28,704)
Total assets	1,885,831	161,915	2,047,746

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2008 and 2007

11.	Segment information (cont’d…)

For the six months ended June 30, 2008	Manufacturing	Servicing	Total

Sales to external customers	$1,772,205	$871,282	$2,643,487
Depreciation and amortization	5,848	10,446	16,294
Interest expense, net	24,403	2,800	27,203
Segment income (loss) before income taxes	(97,862)	(4,916)	(102,778)
Total assets	1,685,637	141,022	1,826,659

For the six months ended June 30, 2007	Manufacturing	Servicing	Total

Sales to external customers	$1,769,972	$895,949	$2,665,921
Depreciation and amortization	7,254	10,445	17,699
Interest expense, net	21,106	8,800	29,906
Segment income (loss) before income taxes	(177,344)	172,000	(5,344)
Total assets	1,885,831	161,915	2,047,746

(b)	Of the total revenues for the six months ended June 30, 2008, $440,258 (2007 - $566,989) was derived from U.S.-based customers and $2,203,229 (2007 - $2,098,932) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the six months ended June 30, 2008 and 2007.

(d)	Products and services:

Enterphone 2000 sales represented 18% of total revenue during the six months ended June 30, 2008 (2007 – 30%). MESH sales represented 52% of total revenue during the six months ended June 30, 2008 (2007 – 41%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2.           Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended June 30, 2008 and 2007 were $1,335,849 and $1,324,311, respectively, an increase of $11,538 or 0.88% . Sales for the six months ended June 30, 2008 and 2007 were $2,643,487 and $2,665,921, respectively, a decrease of $22,434 or 0.85% . These three and six month comparative periods were consistent. MESH sales for the three months ended June 30, 2008 and 2007 were $701,243 and $511,826, respectively, an increase of $189,417 or 37.0% . MESH sales for the six months ended June 30, 2008 and 2007 were $1,378,775 and $1,093,010, respectively, an increase of $285,765 or 26.1% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended June 30, 2008 and 2007 were $246,463 and $352,828, respectively, a decrease of $106,365 or 30.1% . Enterphone sales for the six months ended June 30, 2008 and 2007 were $482,686 and $708,138, respectively, a decrease of $225,452 or 31.8% . As an old technology, Enterphone sales have been dropping for several years and negating much of our MESH growth. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. With MESH EPX, we can anticipate recovering our lost Enterphone revenue while continuing to increase our MESH business.

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. For the six months ended June 30, 2008 and 2007, MESH sales were 52.2% and 41.0%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,634 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2008 and 2007, customer service contracts and new equipment sales generated aggregate sales revenues of $871,282 and $895,949, respectively, a decrease of $24,667 or 2.8% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,634 at June 30, 2008, as compared to 1,664 and 1,687 at December 31, 2007 and June 30, 2007, respectively. During the first and second quarter of 2008, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At June 30, 2008, the cost of the service agreements, net of accumulated amortization, was $141,022.

Cost of sales and services as a percentage of sales was 40.8% and 41.1% for the three months ended June 30, 2008 and 2007, respectively. Cost of sales for the six months ended June 30, 2008 and 2007 was 41.2% and 41.6%, respectively. Cost of sales has remained consistent during these two comparative periods. Management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended June 30, 2008 and 2007 was $790,402 and $779,837, respectively, an increase of $10,565 or 1.4% . For the six months ended June 30, 2008 and 2007, gross profit was $1,554,344 and $1,557,165, respectively, a decrease of $2,821 or 0.19% . This marginal decrease in gross profit corresponds with the consistent sales and cost of sales for the three and six months ended June 30, 2008

Selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 were $720,201 and $707,998, respectively, an increase of $12,203 or 1.7% . Selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 were $1,441,601 and $1,357,018, respectively, an increase of $84,583 or 6.2% . The increases during these two comparative periods were due to increases in variable costs such as advertising, tradeshow and various office expenses. For the six months ended June 30, 2008 and 2007, selling, general and administrative expenses, as a percentage of sales, were 54.5% and 50.9%, respectively.

Research and development costs for the three months ended June 30, 2008 and 2007 were $86,496 and $81,475, respectively, an increase of $5,021 or 6.2% . Research and development costs for the six months ended June 30, 2008 and 2007 were $172,817 and $159,828, respectively, an increase of $12,989 or 8.1% . Research and development costs remained consistent during these two comparative periods.

Net loss for the quarters ended June 30, 2008 and 2007 were $37,435 and $28,704, respectively, an increase in net loss of $8,731. Net loss for the six months ended June 30, 2008 and 2007 was $102,778 and $5,344, respectively, an increase in net loss of $97,434. The increase in net loss during these two comparative periods was the result of increased variable costs such as tradeshow, traveling, and various office expenses.

Liquidity and Capital Resources

Cash as of June 30, 2008, as compared to December 31, 2007 was $48,304 and $111,173, respectively. Cash as of June 30, 2007 was $211,290. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At June 30, 2008, $271,080 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

On April 16, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consists of one common share and one warrant. Each warrant is exerciseable at a price of US$0.25 per share until April 16, 2012 to acquire an additional share of common stock.

At June 30, 2008, working capital was $263,797, as compared to a working capital of $349,734 at December 31, 2007. Working capital has decreased by $85,937. The current ratio at June 30, 2008 was 1.20 to 1.0, as compared with 1.31 to 1.0 at December 31, 2007.

The accounts receivable turnover ratio at June 30, 2008 was 60 days, as compared 63 days at December 31, 2007 and June 30, 2007. This reflected an improvement of 3 days. The accounts receivable reserve was $246,710 at June 30, 2008, as compared to $223,390 at December 31, 2007. The accounts receivable reserve has increased by $23,320 or 10.4%, since the year ended December 31, 2007. Management identified slower paying accounts to be conservative. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the six months ended June 30, 2008, there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of June 30, 2008.

There are no known trends or uncertainties that will have a material impact on revenues.

Tabular Disclosure of Contractual Obligations

Contractual Obligations	Payments Due By Period			3-5 Years	More than 5 Years
	Total	Less than 1 Year	1-3 Years
Bank indebtedness	$271,080	$271,080
Due to stockholders	$392,402				$392,402
Notes payable	$70,000	$70,000
TOTAL	$733,482	$341,080			$392,402

Bank indebtedness represents cheques written in excess of funds on deposit ($26,080) and amounts drawn under a bank credit facility ($245,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At June 30, 2008, the Company was in compliance with the ratio requirements.

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

Related Party Transactions

In February of 2008, Stephen Pineau, president of Viscount, loaned the Company $100,000. The loan bears interest at 9.5% per annum, is unsecured and has no fixed terms of repayment.

In April of 2007 we sold 1,677,550 units at a price of $0.16 per unit, with each unit consisting of one share in the common stock of Viscount one share purchase warrant, for aggregate proceeds of $268,408. A total of 815,000 of the units were purchased by Stephen Pineau.

Recently Issued Accounting Standards

The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 applies to all financial instruments being measured and reported on a fair value basis. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, the Company has adopted the provision of FAS 157 with respect to its financial assets and liabilities only.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in Level 1 are marketable equity available for sale securities that are traded in an active exchange market.

Level 2 – Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Instruments included in this category are warrants and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Effective January 1, 2008, the Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under this statement.

Other recently issued pronouncements are not expected to be applicable to the Company or have significant impact on the Company’s financial statements.

Item 4(T).    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of the holders of Common Shares of the Company held on May 8, 2008, the shareholders voted on the following matters:

1.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:
Greg Shen
For: 8,233,464 (78.55%) Withheld: 2,248,131 (21.45%) Broker non-votes/Abstentions: N/A

Stephen Pineau
For: 8,119,108 (77.46%) Withheld: 2,362,487 (22.54%) Broker non-votes/Abstentions: N/A

2.	Appointment of Auditors. The shareholders approved the reappointment of Davidson & Company LLP as auditor of the Company until the next annual general shareholder meeting.

For: 10,471,245 (99.9%) Withheld: 10,351 (0.10%)
Broker non-votes/Abstentions: N/A

Item 6.           Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer