Form 10-Q
period 2008-09-30
VISCOUNT SYSTEMS INC
filed 2008-11-14
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2008 the registrant’s outstanding common stock consisted of 17,841,250 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2008, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0642 for USD$1.0000 or CAD$1.0000 for USD$0.9397.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

SEPTEMBER 30, 2008

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$124,773	$111,173
Trade accounts receivable, less allowance for doubtful accounts
of $262,148 (2007 - $223,390)	894,850	619,287
Inventory (note 2)	487,911	756,234
Prepaid expenses	6,028	6,028
Lease receivable	1,093	1,037
Total current assets	1,514,655	1,493,759

Lease receivable	104	931

Equipment (note 3)	67,794	76,344

Intangible assets (note 4)	135,799	151,468

Total assets	$1,718,352	$1,722,502

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$285,592	$263,951
Accounts payable and accrued liabilities	501,776	490,585
Deferred revenue	22,191	27,087
Due to stockholders (note 6)	392,402	292,402
Notes payable (note 7)	70,000	70,000
Total current liabilities	1,271,961	1,144,025

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
17,841,250 common shares (2007 - 17,841,250)	25,434	25,434
Additional paid-in capital	2,353,030	2,353,030
Accumulated deficit	(1,932,073)	(1,799,987)
Total stockholders' equity	446,391	578,477

Total liabilities and stockholders' equity	$1,718,352	$1,722,502

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Sales	$1,299,280	$1,295,136	$3,942,767	$3,961,057
Cost of sales and services	597,637	611,274	1,686,780	1,720,030
Gross profit	701,643	683,862	2,255,987	2,241,027

Expenses
Selling, general and administrative	626,196	849,396	2,067,797	2,206,414
Research and development	78,994	73,284	251,811	233,112
Depreciation and amortization	7,925	8,567	24,219	26,266
	713,115	931,247	2,343,827	2,465,792

Loss before other items	(11,472)	(247,385)	(87,840)	(224,765)

Other items
Interest income	99	1,392	892	3,334
Interest expense	(17,935)	(10,792)	(45,138)	(40,698)
	(17,836)	(9,400)	(44,246)	(37,364)

Loss before income taxes	(29,308)	(256,785)	(132,086)	(262,129)

Provision for income taxes	-	-	-	-

Net loss	$(29,308)	$(256,785)	$(132,086)	$(262,129)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding,
Basic and diluted	17,841,250	17,772,637	17,841,250	17,114,981

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2007	17,841,250	$25,434	$2,353,030	$(1,799,987)	$578,477
Net loss	-	-	-	(132,086)	(132,086)
Balance, September 30, 2008	17,841,250	$25,434	$2,353,030	$(1,932,073)	$446,391

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30

	2008	2007

Operating activities:
Net loss	$(132,086)	$(262,129)
Items not involving cash:
Depreciation and amortization	24,219	26,266
Selling, general and administrative expenses paid by stock options	-	73,778
Changes in non-cash working capital balances (note 9)	(174)	144,319
Net cash used in operating activities	(108,041)	(17,766)

Investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from (repayment of) bank indebtedness	21,641	(166,094)
Proceeds from exercise of stock options	-	2,928
Proceeds from private placement	-	308,485
Proceeds from stockholder loan	100,000	-
Repayment of notes payable	-	(90,000)
Net cash provided by financing activities	121,641	55,319

Increase in cash	13,600	37,553

Cash, beginning of period	111,173	134,552

Cash, end of period	$124,773	$172,105

Supplementary information:
Interest paid	$19,951	$18,792
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2008 and 2007

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

The financial information as at September 30, 2008 and for the nine and three month periods ended September 30, 2008 and 2007 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-KSB.

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
Nine months ended September 30, 2008 and 2007

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2008 and 2007

2.	Inventory

	September 30,	December 31,
	2008	2007

Raw materials	$186,371	$509,003
Work in process	91,488	27,578
Finished goods	210,052	219,653

	$487,911	$756,234

3.	Equipment

		Accumulated	Net book
September 30, 2008	Cost	depreciation	value

Computer equipment	$110,838	$88,436	$22,402
Office furniture and equipment	77,269	36,434	40,835
Leasehold improvements	46,814	42,257	4,557

	$234,921	$167,127	$67,794

		Accumulated	Net book
December 31, 2007	Cost	depreciation	value

Computer equipment	$110,838	$84,478	$26,360
Office furniture and equipment	77,269	33,173	44,096
Leasehold improvements	46,814	40,926	5,888

	$234,921	$158,577	$76,344

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2008 and 2007

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. The cost of the service agreements was included in intangible assets. The service agreements were initially considered to have an indefinite life and were not amortized through March 31, 2005. The number of service agreements held by the Company decreased to 1,868 at December 31, 2004, 1,780 at December 31, 2005, 1,705 at December 31, 2006 and 1,664 at December 31, 2007. During fiscal 2005, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company began, effective as of April 1, 2005, to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years. At September 30, 2008, the Company held 1,638 service agreements (December 31, 2007 – 1,664) at a cost, net of accumulated amortization of $73,122 (December 31, 2007 - $57,453), of $135,799 (December 31, 2007 - $151,468).

5.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit ($15,592) and amounts drawn under a bank credit facility ($270,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At September 30, 2008, the Company was in compliance with the ratio requirements.

During the year ended December 31, 2006, the bank required additional security for the credit facility consisting of a pledge of personal property of a significant shareholder.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2008 and 2007

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2008 and 2007

8.	Capital stock (cont’d…)

Stock Options

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2007	3,363,800	US$0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at September 30, 2008	3,363,800	$0.30

A summary of the stock options outstanding and exercisable at September 30, 2008 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.12	2,068,750	4.97 years	US$0.12
$0.18	11,250	1.22 years	$0.18
$0.40	327,500	3.84 years	$0.40
$0.45	7,500	1.22 years	$0.45
$0.55	5,000	1.22 years	$0.55
$0.60	10,000	1.22 years	$0.60
$0.65	933,800	3.22 years	$0.65

	3,363,800	4.33 years	$0.30

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2008 and 2007

8.	Capital stock (cont’d…)

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2007	1,677,550	US$ 0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2008	1,677,550	0.25

A summary of the warrants outstanding and exercisable at September 30, 2008 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	3.55 years	US$0.25

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2008 and 2007

9.	Changes in non-cash working capital balances

	Nine months ended
	September 30,
	2008	2007

Trade accounts receivable	$(275,563)	$17,207
Inventory	268,323	88,198
Prepaid expenses	-	(17,576)
Lease receivable	771	796
Accounts payable and accrued liabilities	11,191	65,066
Deferred revenue	(4,896)	(9,372)

	$(174)	$144,319

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobile and office equipment operating leases that expire in 2012 as follows:

Year or period ending December 31:

2008	$ 48,580
2009	179,093
2010	85,831
2011	7,757
2012	1,221

Rent expense included in the statements of operations for the nine month period ended September 30, 2008 is $96,790 (2007 - $93,024) and for the three month period ended September 30, 2008 is $32,765 (2007 - $31,862).

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
Nine months ended September 30, 2008 and 2007

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

Information as to these reportable segments for the three and nine months ended September 30, 2008 and 2007 are as follows:

For the three months ended September 30,	Manufacturing	Servicing	Total
2008

Sales to external customers	$879,517	$419,763	$1,299,280
Depreciation and amortization	2,702	5,223	7,925
Interest expense, net	16,535	1,400	17,935
Segment income (loss) before income taxes	(71,202)	41,894	(29,308)
Total assets	1,582,553	135,799	1,718,352

For the three months ended September 30,	Manufacturing	Servicing	Total
2007

Sales to external customers	$975,725	$319,411	$1,295,136
Depreciation and amortization	3,343	5,224	8,567
Interest expense, net	7,592	3,200	10,792
Segment income (loss) before income taxes	(240,003)	(16,782)	(256,785)
Total assets	1,852,169	156,691	2,008,860

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2008 and 2007

11.	Segment information (cont’d…)

For the nine months ended September 30,	Manufacturing	Servicing	Total
2008

Sales to external customers	$2,651,722	$1,291,045	$3,942,767
Depreciation and amortization	8,550	15,669	24,219
Interest expense, net	40,938	4,200	45,138
Segment income (loss) before income taxes	(169,064)	36,978	(132,086)
Total assets	1,582,553	135,799	1,718,352

For the nine months ended September 30,	Manufacturing	Servicing	Total
2007

Sales to external customers	$2,745,697	$1,215,360	$3,961,057
Depreciation and amortization	10,597	15,669	26,266
Interest expense, net	28,698	12,000	40,698
Segment income (loss) before income taxes	(417,347)	155,218	(262,129)
Total assets	1,852,169	156,691	2,008,860

(b)	Of the total revenues for the nine months ended September 30, 2008, $760,294 (2007 - $950,840) was derived from U.S.-based customers and $3,182,473 (2007 - $3,010,217) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the nine months ended September 30, 2008 and 2007.

(d)	Products and services:

Enterphone 2000 sales represented 19% of total revenue during the nine months ended September 30, 2008 (2007 – 28%). MESH sales represented 51% of total revenue during the nine months ended September 30, 2008 (2007 – 40%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2. Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended September 30, 2008 and 2007 were $1,299,280 and $1,295,136, respectively, an increase of $4,144 or 0.32% . Sales for the nine months ended September 30, 2008 and 2007 were $3,942,767 and $3,961,057, respectively, a decrease of $18,290 or 0.46% . These three and nine month comparative periods were consistent. MESH sales for the three months ended September 30, 2008 and 2007 were $632,821 and $501,134, respectively, an increase of $131,687 or 26.3% . MESH sales for the nine months ended September 30, 2008 and 2007 were $2,011,596 and $1,594,144, respectively, an increase of $417,452 or 26.2% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended September 30, 2008 and 2007 were $252,610 and $391,041, respectively, a decrease of $138,431 or 35.4% . Enterphone sales for the nine months ended September 30, 2008 and 2007 were $735,296 and $ 1,099,179, respectively, a decrease of $363,883 or 33.1% . As an old technology, Enterphone sales have been dropping for several years and negating much of our MESH growth. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. With MESH EPX, we can anticipate recovering our lost Enterphone revenue while continuing to increase our MESH business.

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. For the nine months ended September 30, 2008 and 2007, MESH sales were 51.0% and 40.2%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,638 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2008 and 2007, customer service contracts and new equipment sales generated aggregate sales revenues of $1,291,045 and $1,215,360, respectively, an increase of $75,685 or 6.2% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,638 at September 30, 2008, as compared to 1,664 and 1,671 at December 31, 2007 and September 30, 2007, respectively. During the first, second and third quarter of 2008, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At September 30, 2008, the cost of the service agreements, net of accumulated amortization, was $135,799.

Cost of sales and services as a percentage of sales was 46.0% and 47.2% for the three months ended September 30, 2008 and 2007, respectively. Cost of sales for the nine months ended September 30, 2008 and 2007 was 42.8% and 43.5%, respectively. Cost of sales has remained consistent during these two comparative periods. Management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended September 30, 2008 and 2007 was $701,643 and $683,862, respectively, an increase of $17,781 or 2.6% . For the nine months ended September 30, 2008 and 2007, gross profit was $2,255,987 and $2,241,027, respectively, a increase of $14,960 or 0.7% . This marginal increase in gross profit corresponds with the consistent sales and cost of sales for the three and nine months ended September 30, 2008

Selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 were $626,196 and $849,396, respectively, a decrease of $223,200 or 26.3% . Selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $2,067,797 and $2,206,414, respectively, a decrease of $138,617 or 6.3% . The decreases during these two comparative periods were due to decreases in variable costs such as advertising, tradeshow and various office expenses. For the nine months ended September 30, 2008 and 2007, selling, general and administrative expenses, as a percentage of sales, were 52.5% and 55.7%, respectively.

Research and development costs for the three months ended September 30, 2008 and 2007 were $78,994 and $73,284, respectively, an increase of $5,710 or 7.8% . Research and development costs for the nine months ended September 30, 2008 and 2007 were $251,811 and $233,112, respectively, an increase of $18,699 or 8.0% . Research and development costs remained consistent during these two comparative periods.

Net loss for the quarters ended September 30, 2008 and 2007 were $29,308 and $256,785, respectively, a decrease in net loss of $227,477. Net loss for the nine months ended September 30, 2008 and 2007 was $132,086 and $262,129, respectively, a decrease in net loss of $130,043. The decrease in net loss during these two comparative periods was the result of decreased variable costs such as tradeshow, traveling, and various office expenses.

Liquidity and Capital Resources

Cash as of September 30, 2008, as compared to December 31, 2007 was $124,773 and $111,173, respectively. Cash as of September 30, 2007 was $172,105. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At September 30, 2008, $285,592 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

On April 16, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consists of one common share and one warrant. Each warrant is exerciseable at a price of US$0.25 per share until April 16, 2012 to acquire an additional share of common stock.

At September 30, 2008, working capital was $242,693, as compared to a working capital of $349,734 at December 31, 2007. Working capital has decreased by $107,041. The current ratio at September 30, 2008 was 1.19 to 1.0, as compared with 1.31 to 1.0 at December 31, 2007.

The accounts receivable turnover ratio at September 30, 2008 was 61 days, as compared 63 days at December 31, 2007 and 62 days at September 30, 2007. The ratios are consistent. The accounts receivable reserve was $262,148 at September 30, 2008, as compared to $223,390 at December 31, 2007. The accounts receivable reserve has increased by $38,758 or 17.4%, since the year ended December 31, 2007. Management identified slower paying accounts to be conservative. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the nine months ended September 30, 2008, there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2008.

There are no known trends or uncertainties that will have a material impact on revenues.

Tabular Disclosure of Contractual Obligations

Contractual Obligations	Payments Due By Period			3-5 Years	More than 5 Years
	Total	Less than 1 Year	1-3 Years
Bank indebtedness	$285,592	$285,592	N/A	N/A	N/A
Due to stockholders	$392,402	N/A	N/A	N/A	$392,402
Notes payable	$70,000	$70,000	N/A	N/A	N/A
TOTAL	$747,994	$355,592	N/A	N/A	$392,402

Bank indebtedness represents cheques written in excess of funds on deposit ($15,592) and amounts drawn under a bank credit facility ($270,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At September 30, 2008, the Company was in compliance with the ratio requirements.

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

Item 4(T). Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2008, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: November 14, 2008		VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer