Form 10-K
period 2008-12-31
VISCOUNT SYSTEMS INC
filed 2009-03-20
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-49746

VISCOUNT SYSTEMS, INC.
(Name of registrant as specified in its charter)

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
(Title of class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [   ]    No [X]

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X]   No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]    NO [X]

State issuer’s revenues for its most recent fiscal year: $4,189,608 ($5,102,434 in Canadian dollars converted at an exchange rate of US$0.8211/CDN$ 1.000) .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,746,663 as at
June 30, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,841,250 shares of common stock as at March 20, 2009.

2

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

3

Form 10-K

Table of Contents

Part	Item No.

I	1	Business

	1A	Risk Ractors

	2	Properties

	3	Legal Proceedings

	4	Submission of Matters to a Vote of Security Holders

II	5	Market for Common Equity, Related Stockholder Matters and Purchase of Equity Securities

	6	Select Financial Data

	7	Management’s Discussion and Analysis or Plan of Operation

	8	Financial Statements and Supplementary Data

	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

	9A	Controls and Procedures

	9B	Other Information

III	10	Directors, Executive Officers, and Corporate Governance

	11	Executive Compensation

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	13	Certain Relationships and Related Transactions, and Director Independence

	14	Principal Accounting Fees and Services

	15	Exhibits, Financial Statement Schedules

Signatures

FORM 10-K

VISCOUNT SYSTEMS, INC.

PART I.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007. AS USED HEREIN, THE "COMPANY," "VISCOUNT," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO VISCOUNT SYSTEMS, INC.

Currency of Financial Information and Exchange Rate Table

We maintain our books of account in Canadian dollars and references to dollar amounts herein are to the lawful currency of Canada unless otherwise indicated.

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00. On February 12, 2008, the exchange rate was US$1.00 per CDN$1.2248. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2009	1.2250	1.2160
January 2009	1.2765	1.1761
December 2008	1.3008	1.1872
November 2008	1.2952	1.1477
October 2008	1.2995	1.0585
September 2008	1.0821	1.0298

The following table sets out the exchange rate information as at each of the years ended December 31, 2008 and 2007.

	Year Ended December 31

	2008	2007
Rate at end of Period	1.2180	0.9913
Average Rate during Period	1.0660	1.0748
Low	0.9711	1.1030
High	1.3008	0.8419

Item 1. BUSINESS

GENERAL

We are a manufacturer, developer and service provider of access control security products. In 2008, commercial sales of our MESH product line continued to impact our total sales. MESH (Multimedia Embedded Security Hub) was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management.

In addition to MESH, our current access control and security product lines include the following: Enterphone 2000, a building intercom; Entercheck, a card access system; RadioClik and InfraClik, radio frequency and infrared remote controls; Elektra, liquid crystal display intercom panels; EmerPhone, emergency telephone entry systems; and various accessories. We also have a service division that provides service for the Enterphone 2000. We currently have 1,630 service agreements in place.

Our website address is www.viscount.com. All periodic and current reports are available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Electronic or paper copies of our filings are also available, free of charge, upon request.

BUSINESS OVERVIEW

We design, manufacture and service access control and security products, including intercom and door access control systems and emergency communications systems. These systems use telecommunications wiring to control access to buildings and other facilities for security purposes. While much of our current revenues are derived from sales of the Enterphone technology and related security products, sales from our MESH product line continues to impact and provide a significant source of revenues. Service sales from our existing 1,630 service agreements also continue to provide a significant source of revenues.

MESH is now our leading sales product, accounting for 51.5% of total sales for the year ended December 31, 2008. MESH technology is based on a proprietary software platform that can be used for a variety of security and access control applications as well as communication functions. The technology represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 access points per controller. A building access system using the MESH technology can control several hundred points of access from a single remote hardware and software platform. The technology also allows several previously independent building control systems to be hosted on a single hardware and software platform. Our proprietary MESH software is designed to be modular, permitting additional applications to be added as modules, each operating other building and area control systems and high technology requirements.

Enterphone continued to provide a consistent source of revenue, accounting for 17.7% of total sales for the year ended December 31, 2008. Enterphone is a building access control system that uses a building’s internal phone wiring thereby avoiding use of telephone utility services. Our products include access control panels that use the

Enterphone technology. Our control panels are typically installed at entrances to apartment buildings, government facilities, and other buildings and facilities where security concerns require access control systems. The control panels are sold in various formats and with varying features and capabilities. Our Enterphone technology control panels are sold through an established distribution network, and can be found installed in approximately 35,000 buildings throughout North America. We also package and sell access control and security products that are complementary to our Enterphone product, including card access systems, radio frequency remote controls, intercom monitors and closed circuit cameras.

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

For the year ended December 31, 2008, approximately 20% of total sales of our products and services were generated in the United States, and 80% in Canada. This represents a change from 2007, where sales to the United States and Canada were 23% and 77%, respectively. The change is in part due to increased sales of products and services in Canada as a result of our acquisition of service agreements and inventory from Telus Corporation. Information on our existing products can be viewed on our website at www.viscount.com.

Our Enterphone Access Control Products

Historically, our principal product was the Enterphone intercom and access control system. Enterphone is our patented building entry control system that uses a building’s internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building’s internal phone wiring by our Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes our Enterphone system distinct from other “dial-up” telephone entry systems that use telephone company lines. Sales of our products based on the Enterphone system account for approximately 18% of our total sales in fiscal 2008. This is down from approximately 30% in fiscal 2007, due in part to the development of other sources of sales, including Enterphone maintenance contracts, new product lines, and our OEM product lines.

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

  MESH Photo-badging software is being designed to allow digital photo-imaging of individuals accessing a building, which can be stored in a database. This module is currently in development.

  The MESH server provides new opportunities to host video on the unified platform with voice and data. This product enhancement would represent an entirely new concept in the security industry.

  The nature of the MESH server makes MESH telephony products inherently Internet enabled. Future MESH appliances may include the MESH television line, which allows residents to view visitors at the door. MESH panels will be able to connect to web enabled set top boxes being promoted as part of the web TV market. MESH may be able to connect to videoconferencing telephones that would compete in the large offshore video intercom business but at a fraction of the cost by saving on conduit and cable.

  The distributed intelligence of MESH makes the product suited to the growing emergency call/nurse call industry.

  MESH networks are built on a proprietary architecture platform which is functional to integrate with any existing automation network.

  A new and emerging market segment tracks not just people, but equipment. A typical application is the embedding of anti-theft chips in computers, which integrate with card reader systems.

  MESH to be a fully Internet Protocal enabled system.

Our other products

Our next generation of Enterphone systems, called Enterphone X, “EPX”, was released during the second quarter of 2008. EPX has replaced EP2000. EPX, also a no phone line system like EP2000, is the next generation of Enterphone. EPX is more cost effective because it requires less assembly and material input costs. EPX improves compatibility with MESH and other newer telephony technologies.

The Enterphone 2000 design dates back to 1990 and the architecture has created complications for both manufacturing and installation. The new universal controller eliminates the need for Viscount to manufacture and carry inventory for 10 different circuit boards. Overall, EPX reduces cost, produces higher margins, and improves our ability to market MESH.

Our other products include RadioClick and InfraClick. These are remote control access control products for doors and parking gates. They are sold separately or as complementary to our Enterphone, Entercheck and MESH systems. We also manufacture and sell EmerPhone, an intercom system that is sold in elevator phone, emergency phone and entry phone applications.

OTHER SERVICES

In addition to sales of our Enterphone, MESH and OEM products, we also service approximately 1,630 existing Enterphone installations within Western Canada.

PRODUCTION

Viscount has facilities for circuit board manufacture and mechanical assembly. We use a range of processes to produce our products. Some products including Enterphone, Infraclik, and Axess are completely manufactured in-house. MESH and Emerphone use outsourced circuit boards with final assembly and software installed at Viscount. Some access control, card readers, Elektra panels, Infraclik and various product accessories are purchased from other manufacturers and resold under our brand-names. We maintain full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits. We have a policy of supporting old products as long as parts are available for servicing and replacement. We have designed EPX to be backwards compatible with the 2000 series to improve the longevity and serviceability of both products.

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

RESEARCH AND DEVELOPMENT

Our research and development continues to be focused on enhancing MESH. A number of these enhancements were identified in the “MESH Structure” and “Our other products” section of this document. Specific custom MESH applications are being considered, evaluated and implemented. An example of this process would be considering built-in badging printers and a virtual concierge. We estimate that our expenditures in connection with research and development during the last two fiscal years totaled $644,565.

MARKET AND MARKETING

The Market

The intercom and access control market is serviced by a number of large and small competitors. Our traditional products compete in a mature market place that largely uses the 30 year old Wiegand technology. We believe that there currently exists an opportunity in the building and access control market for innovative products that use current technologies to reduce user costs. We have positioned our MESH technology to take advantage of this opportunity.

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

Trade Shows

During 2008, we reduced our participation at tradeshows to reduce costs. During 2009, we will consider attending certain tradeshows that will provide increased exposure for MESH.

Direct Marketing

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

Competitive Threats

We have a strong dealer and distribution plan in place and MESH has positioned us in a market dominated by much larger players. The higher security MESH applications are also somewhat outside of our traditional scope of business and therefore, we are rapidly trying to develop a market for MESH and in the process, educating users of MESH through our training seminars. We believe that our marketing strategies and training seminars will provide benefits that will help us achieve market share that will allow us to be competitive. There is no guarantee that we will be able to successfully compete against our larger competitors.

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

OUR SOURCES OF REVENUES

The majority of the Company’s revenues were derived from the MESH and Enterphone product lines. In fiscal 2008, MESH sales represented 52% of total revenue, while Enterphone product sales represented 18% of total revenue. The balance of the Company’s revenues were derived from service agreements, and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs twenty five staff at its production facility and head office located in Burnaby, British Columbia, Canada.

Item 1A. RISK FACTORS

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

Our ability to achieve significant growth is largely contingent upon the success of our MESH technology. The building access control industry is currently based upon well established and reliable technology that our MESH™ technology is designed to replace. Our technology has only recently been available commercially and as a consequence we have little data on which to establish a track record of market acceptance and sales. It is too soon to determine whether we will be able to gain a significant level of commercial acceptance of our MESH™ product. If we are unsuccessful at marketing and selling our MESH™ modules in sufficient quantities, we may not be able to achieve significant or sustained growth, and as a result the value of an investment in our common stock may decrease.

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

Our directors and officers hold approximately 47% of our common stock and acting together may have the ability to control management and affairs of Viscount and to deter changes in control.

Our directors and officers collectively hold approximately 47% of our current issued and outstanding voting shares. As a result, such persons, acting together, may have the ability to control most matters submitted to our stockholders for approval, including the election and removal of directors, and to control the management and affairs of Viscount. In addition, our Articles of Incorporation include provisions that management can use to retain control over Viscount. Accordingly, such concentration of ownership, coupled with management friendly anti-takeover provisions, may have the effect of delaying, deferring or preventing a change in control of Viscount, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which limits the ability of our stockholders to participate in opportunities that may increase the value of their stock.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

Our executive office and central factory is located in Burnaby, British Columbia, where we currently lease 12,040 square feet. We lease this space under an industry standard operating lease with a term expiring May 31, 2010, renewable at the option of Viscount. Current monthly lease obligations are $10,921. We believe that our current facilities are adequate and are suitable for our current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. Our facilities are adequately insured against perils in a manner consistent with industry practice.

Item 3. LEGAL PROCEEDINGS

The Company was named as the sole defendant in litigation for wrongful dismissal that involves a former employee. The Company filed a defense to this claim and is actively defending its position. At this time, the likelihood of the outcome is not determinable and no provision has been made for the claim in the accounts.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Trades in our common shares are quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board) which is a quotation service administered by the Financial Industry Regulatory Authority (FINRA). Our trading symbol on this service is “VSYS”.

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. Our shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for the last two fiscal years and the subsequent period ending February 12, 2009. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)
2009	First Quarter (through February 12, 2009)	$0.08	$0.07
2008	Fourth Quarter	0.13	0.06
	Third Quarter	0.22	0.12
	Second Quarter	0.45	0.21
	First Quarter	0.43	0.29
2007	Fourth Quarter	0.51	0.34
	Third Quarter	0.49	0.38
	Second Quarter	0.49	0.22
	First Quarter	0.35	0.22

As of January 2, 2009 there were 39 holders of record of our common stock, holding a total of 17,841,250 shares, and an unknown number of beneficial holders.

We have not declared any dividends in the last two fiscal years.

The following table sets forth information respecting our compensation plans as at December 31, 2008, under which shares of our common stock are authorized to be issued.

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

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Sales revenues for the years ended December 31, 2008 and 2007 were $5,102,434 and $4,970,967, respectively, an increase of $131,467 or 2.7% . The increase in sales for the year ended December 31, 2008 resulted from increased sales of our MESH system and continued steady sales of our legacy Enterphone 2000 system. MESH sales for the years ended December 31, 2008 and 2007 were $2,627,308 and $1,875,469, respectively, an increase of $751,839 or 40.1% . MESH sales for the year ended December 31, 2008 were 51.5% of total sales, as compared to 37.7% of total sales for the year ended December 31, 2007. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management.

Enterphone 2000 sales for the years ended December 31, 2008 and 2007 were $902,663 and $1,469,011, respectively, a decrease of $566,348 or 38.6% .. Enterphone 2000 sales for the year ended December 31, 2008 were 18% of total sales, as compared to 30% of total sales for the year ended December 31, 2007. As an old technology, Enterphone sales have been dropping for several years and negating much of our MESH growth. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. With MESH EPX, we can anticipate recovering our lost Enterphone revenue while continuing to increase our MESH business.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,630 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $33 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the twelve months ended December 31, 2008, customer service contracts and new equipment sales generated aggregate sales revenues of $1,638,913, as compared to $1,516,485 for the year ended December 31, 2007, an increase of $122,428 or 8.1% .. These two comparative years are consistent. These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service agreements for our product known as “Enterphone 2000”. The number of service agreements held by the Company decreased from 1,664 at December 31, 2007 to 1,645, 1,634, 1,638, and 1,630 at March 31, June 30, September 30, and December 31, 2008, respectively. During the four quarters of 2008, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At December 31, 2008, the cost of the service agreements, net of accumulated amortization, was $130,576.

The cost of sales as a percentage of sales was 40.6% for the year ended December 31, 2008, as compared with the cost of sales as a percentage of sales of 43.6% for the year ended December 31, 2007. Costs of sales as a percentage of sales had remained consistent due to management’s commitment of reviewing input costs regularly. Our policy of managing cost of sales remains the same. We are continuously focusing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in our products.

Gross profit for the year ended December 31, 2008 was $3,032,238, as compared to $2,803,278 for the year ended December 31, 2007, an increase of $228,960 or 8.2% . This increase corresponds with the increased sales revenues and consistent cost of sales percentage for the year ended December 31, 2008.

Selling, general and administrative expenses were $2,722,946 and $3,059,721 for the years ended December 31, 2008 and 2007, respectively, a decrease of $336,755or 11.0% . This decrease was due to decreases in variable costs such as advertising, travel, tradeshow and various office expenses. As a percentage of sales, selling, general and administrative expenses were 53.4% and 61.6% for the years ended December 31, 2008 and 2007, respectively.

Research and development costs were $331,737 for the year ended December 31, 2008, as compared to $312,827 for the year ended December 31, 2007. Research and development costs increased by $18,910 or 6.1% . Research and development costs remained consistent.

Loss before income tax for the year ended December 31, 2008 was $(86,364), as compared to loss before income tax of $(623,570) for the year ended December 31, 2007. This was a decrease in loss of $537,206. The decrease in net loss during the year ended December 31, 2008 was the result of decreased variable costs such as advertising, tradeshow, traveling, and various office expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased as of December 31, 2008, as compared to December 31, 2007. At December 31, 2008, cash totaled $255,172, as compared with the cash of $111,173 at December 31, 2007. This represented an increase of $143,999.

We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.0% . Amounts drawn are repayable on demand. At December 31, 2008, $57,775 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

On April 16, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consists of one common share and one warrant. Each warrant is exercisable at a price of US$0.25 per share until April 16, 2012 to acquire an additional share of common stock.

At December 31, 2008, working capital was $301,036, as compared to a working capital of $349,734 at December 31, 2007. Working capital has decreased by $48,698. The current ratio at December 31, 2008 was 1.28 to 1.0, as compared with 1.31 to 1.0 at December 31, 2007.

The accounts receivable turnover ratio for year ended December 31, 2008 was 61 days, as compared to 63 days for the year ended December 31, 2007, a decrease of 2 days. This decrease was due to better follow up and monitoring of slower paying accounts on a monthly basis by management. The accounts receivable reserve was $336,776 at December 31, 2008, as compared to $223,390 for the year ended December 31, 2007, an increase of $113,386. The reserve was increased to be conservative in recognizing some of the slower paying accounts. Management continues to recognize and remove older doubtful customer accounts from the accounts receivable sub-ledger, as well as more regular follow-up on certain customer accounts to improve the collection process. There had been no significant or material business conditions that would warrant additional increases to the reserve at this time.

For the year ended December 31, 2008, there were no capital expenditures other than the purchase of equipment.

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

We do not have any material commitments for capital expenditures as of December 31, 2008.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and all liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain, provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in–process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosure of this standard.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on its financial position and results of operations.

Other recently issued pronouncements are not expected to be applicable to the Company or have significant impact on the Company’s financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached to this report following the signature page.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria. Based on the assessment, management has found the following material weaknesses in internal controls, as follows:

a.	We do not have independent directors. Our principal executive officer and chairman of the board are also the directors of The Company. We do not plan on changing our directors for 2009.
b.	Receivables: The Company’s internal accounting software allowed the same person to input and post receivable transactions.
c.	Payables: The Company’s controls allows for the same person to input and process payments.
d.

Inventory: The Company’s controls allows for the same person to invoice and pick inventory. The Company tightened internal control over its inventory counts and improved verification and valuation processes. Management also performs additional testing and monitoring of its inventory software system.

e.	Adjusting journal entries: The Company has an informal process for allowing clerks who perform other functions within the accounting cycle to perform adjusting journal entries.
f.	IT environment: The Company’s information technology control systems are informal in nature. This environment is lacking segregation of duties and formal security policies.
g.

Audit Committee: The audit committee is comprised of our principal executive officer and chairman of the board. We do not have an independent audit committee member. The audit committee members have some financial reporting expertise.

h.

Code of ethics: We do not have a formal code of ethics. Management is on site daily to deal with any deviations from sound integrity and ethical values. Departures from approved policies and procedures are assessed by management and dealt with appropriately.

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

Item 9B. OTHER INFORMATION

Not applicable.

PART III.

Items 10 –14

Information with respect to Items 10 through 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2009 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before May 1, 2009, the issuer will instead file an amendment to this Form 10 KSB disclosing the information with respect to Items 10 through 14.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2009.

VISCOUNT SYSTEMS, INC.

By: /s/ Stephen Pineau
Stephen Pineau
President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	March 20, 2009
	Stephen Pineau	Principal Executive Officer, Principal
Financial Officer and Director

By:	/s/ Greg shen	Chairman of the Board and	March 20, 2009
	Greg Shen	Director

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2008

DAVIDSON & COMPANY LLP	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Viscount Systems, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Viscount Systems, Inc. and Subsidiary as at December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants
March 18, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

VISCOUNT SYSTEMS, INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)

As at December 31

	2008	2007

Assets

Current assets
Cash	$255,172	$111,173
Trade accounts receivable, less allowance for doubtful accounts
of $336,776 (2007 - $223,390)	584,517	619,287
Inventory (note 3)	556,572	756,234
Prepaid expenses	10,528	6,028
Lease receivable (note 4)	961	1,037
Total current assets	1,407,750	1,493,759

Lease receivable (note 4)	-	931

Equipment (note 5)	60,501	76,344

Intangible assets (note 6)	130,576	151,468

Total assets	$1,598,827	$1,722,502

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 7)	$57,775	$263,951
Accounts payable and accrued liabilities	575,257	490,585
Deferred revenue	31,280	27,087
Due to stockholders (note 8)	392,402	292,402
Notes payable (note 9)	50,000	70,000
Total current liabilities	1,106,714	1,144,025

Commitments and contingencies (note 13)

Stockholders' equity
Capital stock (note 10)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
17,841,250 common shares (2007 - 17,841,250)	25,434	25,434
Additional paid-in capital (note 10)	2,353,030	2,353,030
Accumulated deficit	(1,886,351)	(1,799,987)
Total stockholders' equity	492,113	578,477

Total liabilities and stockholders' equity	$1,598,827	$1,722,502

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Operations
(Expressed in Canadian dollars)

Years ended December 31

	2008	2007

Sales	$5,102,434	$4,970,967
Cost of sales and services	2,070,196	2,167,689
Gross profit	3,032,238	2,803,278

Expenses
Selling, general and administrative	2,722,946	3,059,721
Research and development (note 11)	331,737	312,827
Depreciation and amortization	36,735	34,655
	3,091,418	3,407,203

Loss before other items	(59,180)	(603,925)

Other items
Interest income	945	4,509
Interest expense	(28,129)	(24,154)
	(27,184)	(19,645)

Loss before income taxes	(86,364)	(623,570)

Provision for income taxes (note 12)	-	-

Net loss	$(86,364)	$(623,570)

Basic and diluted loss per common share	$(0.00)	$(0.04)

Weighted average number of common shares outstanding,
Basic and diluted	17,841,250	17,293,653

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(Expressed in Canadian dollars)

Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, December 31, 2006	16,082,450	$23,675	$1,907,432	$(1,176,417)	$754,690

Stock issued for cash upon
exercise of stock options	81,250	81	10,517	-	10,598
Units issued for cash from private placement	1,677,550	1,678	306,807		308,485
Stock-based compensation (note 10)	-	-	128,274	-	128,274
Net loss	-	-	-	(623,570)	(623,570)

Balance, December 31, 2007	17,841,250	25,434	2,353,030	(1,799,987)	578,477

Net loss	-	-	-	(86,364)	(86,364)

Balance, December 31, 2008	17,841,250	$25,434	$2,353,030	$(1,886,351)	$492,113

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

Years ended December 31

	2008	2007

Operating activities:
Net loss	$(86,364)	$(623,570)
Items not involving cash:
Depreciation and amortization	36,735	34,655
Selling, general and administrative expenses paid by stock options	-	128,274
Changes in non-cash working capital balances (note 14)	319,804	338,915
Net cash provided by (used in) operating activities	270,175	(121,726)

Financing activities:
Repayment of bank indebtedness	(206,176)	(55,736)
Proceeds from exercise of stock options	-	10,598
Proceeds from private placement	-	308,485
Proceeds from stockholder loan	100,000	-
Repayment of notes payable	(20,000)	(165,000)
Net cash provided by (used in) financing activities	(126,176)	98,347

Increase (decrease) in cash	143,999	(23,379)

Cash, beginning of year	111,173	134,552

Cash, end of year	$255,172	$111,173

Supplementary information:
Interest paid	$28,129	$24,154
Income taxes recovered	-	-

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

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

December 31, 2008

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

December 31, 2008

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

December 31, 2008

2.	Significant accounting policies (cont’d…)

	(i)	Revenue recognition

Revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable. Cash received from customers prior to these criteria being met is recorded as deferred revenue. Amounts billed related to shipping and handling, which are not significant, are included in revenue. The related shipping and handling costs, which are also not significant, are included in cost of sales.

Revenue from the installation of equipment is recognized when the installation has been completed, the fee is fixed and determinable, and collectability is considered probable.

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

Advertising costs are expensed as incurred. Advertising costs amounted to $115,214 (2007 - $204,764).

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

December 31, 2008

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

The weighted average number of common shares outstanding for computing basic net income (loss) per common share was 17,841,250 (2007 – 17,293,653). The weighted average number of common shares outstanding for computing diluted net income (loss) per common share was 17,841,250 (2007 – 17,293,653). For the year ended December 31, 2008, 3,363,800 shares (2007 – 3,363,800) attributable to the assumed exercise of outstanding options and 1,677,550 shares (2007 – 1,677,550) attributable to the assumed exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

2.	Significant accounting policies (cont’d…)

	(o)	Stock-based compensation

The Company records stock-based compensation based on the fair value recognition provisions of SFAS 123(R), “Share-Based Payment”, whereby stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested.

	(p)	Comprehensive income

The Company has no items of other comprehensive income in any year presented. Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

	(q)	Certain comparative figures have been reclassified to conform with the current year’s presentation.

	(r)	Adoption of new accounting pronouncements

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

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

2.	Significant accounting policies (cont’d…)

(r)	Adoption of new accounting pronouncements (cont’d…) are observable in the market or can be derived principally from or corroborated by observable market data.

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

The adoption of these pronouncements did not have a material effect on the Company’s consolidated financial position or results of operations.

(s)	Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and all liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain, provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in–process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosure of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

2.	Significant accounting policies (cont’d…)

(s)	Recent accounting pronouncements (cont’d…)

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on its financial position and results of operations.

3.	Inventory

	2008	2007
Raw materials	$326,107	$509,003
Work in process	29,830	27,578
Finished goods	200,635	219,653

	$556,572	$756,234

4.	Lease receivable

Lease receivable includes an amount due from a customer in monthly installments on a five- year leasing contract expiring in 2009. The contract bears an interest rate of 7% per annum and is secured by the equipment under lease.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

5.	Equipment

		Accumulated	Net book
2008	Cost	depreciation	value

Computer equipment	$110,838	$89,566	$21,272
Office furniture and equipment	77,269	41,999	35,270
Leasehold improvements	46,814	42,855	3,959

	$234,921	$174,420	$60,501

		Accumulated	Net book
2007	Cost	depreciation	value

Computer equipment	$110,838	$84,478	$26,360
Office furniture and equipment	77,269	33,173	44,096
Leasehold improvements	46,814	40,926	5,888

	$234,921	$158,577	$76,344

6.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At December 31, 2008, the Company held 1,630 service agreements (December 31, 2007 - 1,664) at a cost, net of accumulated amortization of $78,345 (December 31, 2007 - $57,453) of $130,576 (December 31, 2007 - $151,468).

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

7.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit of $17,775 (2007 - $23,951) and amounts drawn under a bank credit facility of $40,000 (2007 - $240,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At December 31, 2008, the Company was in compliance with the ratio requirements.

During the year ended December 31, 2006, the bank required additional security for the credit facility consisting of a pledge of personal property of a significant shareholder.

8.	Due to stockholders

Amounts due to stockholders totaling $292,402 are non-interest bearing, unsecured and have no fixed terms of repayment.

During the current fiscal year, the President loaned the Company $100,000. The loan bears interest at 9.5% per annum, is unsecured and has no fixed terms of repayment.

9.	Notes payable

The notes payable to individuals bear interest at 8% per annum, are unsecured, and are due December 31, 2009. Principal prepayments are made at the discretion of the Board of Directors.

10.	Capital stock

(a)

Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

10.	Capital stock (cont’d…)

designation, preferences, limitations and relative rights of preferred stock. There was no preferred stock issued and outstanding at December 31, 2008, 2007 and 2006.

(b)

On April 16, 2007, the Company completed a private placement of 1,677,550 units at a price of US$0.16 per unit for gross proceeds of US$268,408. Each unit consisted of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional common share of the Company for US$0.25 per share until April 16, 2012.

On August 2, 2007, the Company granted 327,500 stock options with a five year term, exercisable at a price of US$0.40 per share until August 1, 2012, and vesting immediately.

On December 12, 2007, the Company extended stock option agreements for 168,125 stock options under its 2001 and 2003 Stock Option Plans with an expiration date of December 21, 2007 to December 21, 2009.

During the year ended December 31, 2007, the Company issued 81,250 shares of common stock on the exercise of stock options for gross proceeds of $10,598.

(c)

The Company has the following stock option plans which serve as equity incentive programs for management, qualified employees, members of the Board of Directors and independent advisors or consultants outstanding as at December 31, 2008:

(i)

The 2001 Stock Option Plan (the “2001 Plan”), which became effective on December 21, 2001, permits, at any one time, up to 1,500,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2008, the total number of stock options outstanding under the 2001 Plan is 1,001,925.

(ii)

The 2003 Stock Option Plan (the “2003 Plan”), which became effective on January 3, 2003 and amended on July 10, 2007 permits, at any one time, up to 2,935,510 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2008, the total number of stock options outstanding under the 2003 Plan is 2,361,875.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

10.	Capital stock (cont’d…)

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2006	3,117,550	US$0.28
Granted	495,625	0.33
Exercised	(81,250)	0.13
Expired/cancelled	(168,125)	0.18
Outstanding at December 31, 2007	3,363,800	0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2008	3,363,800	0.30

During the year ended December 31, 2008, the Company recorded $Nil (2007 - $128,274) relating to the fair value of stock options issued to employees and recorded $Nil (2007 - $Nil) relating to the fair value of stock options issued to non-employees as selling, general and administration expenses in the consolidated statement of operations.

The weighted average fair value of stock options granted during the year ended December 31, 2008 was $Nil (2007 - $0.26) per option. All options granted during the fiscal years presented vested upon granting.

The Company used the Black-Scholes option pricing model to compute estimated fair value of options granted during the year ended December 31, 2007 based on the following weighted average assumptions: average expected stock price volatility of 74%, expected dividend yield of 0%, risk-free interest rate of 3.89% and expected option life of 3 years.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

10.	Capital stock (cont’d…)

A summary of the stock options outstanding and exercisable at December 31, 2008 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise Price	Number	Contractual	Exercise	Intrinsic
		Life	Price	Value

US$0.12	2,068,750	4.72 years	US$0.12	US$ -
$0.18	11,250	0.97 years	$0.18	$ -
$0.40	327,500	3.59 years	$0.40	$ -
$0.45	7,500	0.97 years	$0.45	$ -
$0.55	5,000	0.97 years	$0.55	$ -
$0.60	10,000	0.97 years	$0.60	$ -
$0.65	933,800	2.97 years	$0.65	$ -

	3,363,800	4.08 years	$0.30	$ -

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.07 per share as of December 31, 2008 (2007 – US$0.40), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 31, 2008 was nil (2007 – 2,080,000). The total intrinsic value of options exercised during the year ended December 31, 2008 was $Nil (2007 - $20,475).

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

10.	Capital stock (cont’d…)

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
Exercise price
Outstanding at December 31, 2006	-	US$ -
Granted	1,677,550	0.25
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2007	1,677,550	0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2008	1,677,550	0.25

A summary of the warrants outstanding and exercisable at December 31, 2008 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	3.29 years	US$0.25

11.	Research and development

Research and development expenditures are recorded net of investment tax credits, which totaled $nil for the years ended December 31, 2008 and 2007.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

12.	Income taxes

	(a)	A reconciliation of income tax recovery at statutory rates with the reported income tax recovery is as follows:

	2008	2007

Loss before income taxes	$(86,364)	$(623,570)

Income tax expense (recovery) at statutory rates	$(26,773)	$(212,762)
Non deductible expenses and other items	484,336	224,645
Deductible expenses and other items	(268,384)	(15,653)
Recognized investment tax credits	(189,179)	3,770

Total income tax recovery	$-	$-

(b)	Temporary differences that give rise to the following deferred income tax assets and liabilities are as follows:

	2008	2007

Deferred income tax assets (liabilities)
Equipment	$12,899	$9,118
Intangible assets	21,769	16,965
Investment tax credits (non-refundable)	507,518	526,324
Research and development costs	559,949	493,295
Operating loss carryforward	-	51,566
Warranty provision	91,000	19,508

Gross deferred income tax assets	1,193,135	1,116,776

Valuation allowance	(1,193,135)	(1,116,776)

	$-	$-

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

12.	Income taxes (cont’d…)

The Company has unutilized operating loss carryforwards of $Nil (2007 - $190,984).

The Company has non-refundable federal investment tax credits of $337,619 (2007 - $347,467) which will expire up to 2028 and provincial investment tax credits of $169,899 (2007 - $178,857) which will expire up to 2018.

The Company has unutilized scientific research and development costs of $2,153,651 (2007 - $1,827,018) which are available to reduce taxable income and income taxes payable in future years.

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

The Company files income tax returns in Canada and the United States of America. The Company’s Canadian income tax returns for 2003 through 2008 are open tax years. The Company’s United States tax returns are open from 2003 through 2008.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

13.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobiles, and office equipment operating leases that expire in 2012 as follows:

Year ending December 31:

2009	$187,623
2010	94,361
2011	15,576
2012	1,221

Rent expense included in the statements of operations is $129,555 (2007 - $124,886).

The Company was named as the sole defendant in litigation for wrongful dismissal that involves a former employee. The Company filed a defense to this claim and is actively defending its position. At this time, the likelihood of the outcome is not determinable and no provision has been made for the claim in the accounts.

14.	Changes in non-cash working capital balances

	2008	2007

Trade accounts receivable	$34,770	$268,300
Inventory	199,662	36,317
Prepaid expenses	(4,500)	-
Lease receivable	1,007	1,045
Accounts payable and accrued liabilities	84,672	34,657
Deferred revenue	4,193	(1,404)

	$319,804	$338,915

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

15.	Segment information

	(a)	Operating segments:

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

December 31, 2008	Manufacturing	Servicing	Total

Sales to external customers	$3,463,521	$1,638,913	$5,102,434
Depreciation and amortization	15,843	20,892	36,735
Interest expense	22,729	5,400	28,129
Segment income (loss) before income taxes	(252,243)	165,879	(86,364)
Total assets	1,468,251	130,576	1,598,827

December 31, 2007	Manufacturing	Servicing	Total

Sales to external customers	$3,454,482	$1,516,485	$4,970,967
Depreciation and amortization	13,763	20,892	34,655
Interest expense	10,087	14,067	24,154
Segment income (loss) before income taxes	(733,246)	109,676	(623,570)
Total assets	1,571,034	151,468	1,722,502

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2008

15.	Segment information (cont’d.)

	(b)	Of the total revenues for the year ended December 31, 2008, $1,015,183 (2007 - $1,129,233) was derived from U.S.-based customers and $4,087,251 (2007 - $3,841,734) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either of the years ended December 31, 2008 and 2007.

	(d)	Products:

Enterphone sales represented 18% of total revenue during the year ended December 31, 2008 (2007 – 30%). The balance of the Company’s revenues are derived from service agreements and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

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