Form 10-Q
period 2009-03-31
VISCOUNT SYSTEMS INC
filed 2009-05-15
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filed [ ] Smaller reporting company [X]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2009 the registrant’s outstanding common stock consisted of 17,841,250 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2009, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.2613 for USD$1.0000 or CAD$1.0000 for USD$0. 7929.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

MARCH 31, 2009

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$266,561	$255,172
Trade accounts receivable, less allowance for doubtful accounts
of $311,168 (2008 - $336,776)	518,444	584,517
Inventory (note 2)	445,139	556,572
Prepaid expenses	5,891	10,528
Lease receivable	660	961
Total current assets	1,236,695	1,407,750

Equipment (note 3)	49,041	60,501

Intangible assets (note 4)	125,353	130,576

Total assets	$1,411,089	$1,598,827

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 5)	$36,864	$57,775
Accounts payable and accrued liabilities	467,696	575,257
Deferred revenue	22,167	31,280
Due to stockholders (note 6)	392,402	392,402
Notes payable (note 7)	20,000	50,000
Total current liabilities	939,129	1,106,714

Commitments and contingencies (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
17,841,250 commons shares (2008 - 17,841,250)	25,434	25,434
Additional paid-in capital	2,353,030	2,353,030
Accumulated deficit	(1,906,504)	(1,886,351)
Total stockholders' equity	471,960	492,113

Total liabilities and stockholders' equity	$1,411,089	$1,598,827

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2009 and 2008

	2009	2008

Sales	$1,070,644	$1,307,638
Cost of sales and services	504,208	543,696
Gross profit	566,436	763,942

Expenses
Selling, general and administrative	522,985	728,338
Research and development	43,237	86,321
Depreciation and amortization	16,684	8,224
	582,906	822,883

Loss before other items	(16,470)	(58,941)

Other items
Interest income	80	609
Interest expense	(3,763)	(7,012)
	(3,683)	(6,403)

Loss before income taxes	(20,153)	(65,344)

Provision for income taxes	-	-

Net loss	$(20,153)	$(65,344)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding,
Basic and diluted	17,841,250	17,841,250

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2008	17,841,250	$25,434	$2,353,030	$(1,886,351)	$492,113
Net loss	-	-	-	(20,153)	(20,153)
Balance, March 31, 2009	17,841,250	$25,434	$2,353,030	$(1,906,504)	$471,960

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Three months ended March 31, 2009 and 2008

	2009	2008

Operating activities:
Net loss	$(20,153)	$(65,344)
Items not involving cash:
Depreciation and amortization	16,684	8,224
Changes in non-cash working capital balances (note 9)	65,769	(198,623)
Net cash provided by (used in) operating activities	62,300	(255,743)

Investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from (repayment of) bank indebtedness	(20,911)	139,726
Proceeds from stockholder loan	-	100,000
Repayment of notes payable	(30,000)	-
Net cash provided by (used in) financing activities	(50,911)	239,726

Increase (decrease) in cash	11,389	(16,017)

Cash, beginning of period	255,172	111,173

Cash, end of period	$266,561	$95,156

Supplementary information:
Interest paid	$3,763	$7,012
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2009

1.	Basis of presentation

These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and by Article 8-03 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. Readers of these statements should read the audited annual consolidated financial statements of the Company filed on Form 10-K for the year ended December 31, 2008 in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2009 or for any other interim period.

The financial information as at March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-K.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company has incurred losses and the ability of the Company to continue as a going-concern depends upon its ability to restore profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing which would assure continuation of the Company’s operations.

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2009

2.	Inventory

	March 31,	December 31,
	2009	2008

Raw materials	$160,482	$326,107
Work in process	37,665	29,830
Finished goods	246,992	200,635

	$445,139	$556,572

3.	Equipment

		Accumulated	Net book
March 31, 2009	Cost	depreciation	value

Computer equipment	$110,838	$90,613	$20,225
Office furniture and equipment	77,269	52,061	25,208
Leasehold improvements	46,814	43,206	3,608

	$234,921	$185,880	$49,041

		Accumulated	Net book
December 31, 2008	Cost	depreciation	value

Computer equipment	$110,838	$89,566	$21,272
Office furniture and equipment	77,269	41,999	35,270
Leasehold improvements	46,814	42,855	3,959

	$234,921	$174,420	$60,501

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2009

4.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At March 31, 2009, the Company held 1,615 service agreements (December 31, 2008 – 1,630) at a cost, net of accumulated amortization of $83,568 (December 31, 2008 - $78,345), of $125,353 (December 31, 2008 - $130,576).

5.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit of $21,864 (December 31, 2008 - $17,775) and amounts drawn under a bank credit facility of $15,000 (December 31, 2008 - $40,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At March 31, 2009, the Company was in compliance with the ratio requirements.

During the year ended December 31, 2006, the bank required additional security for the credit facility consisting of a pledge of personal property of a significant shareholder.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2009

6.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

During the 2008 fiscal year, the President loaned the Company $100,000. The loan bears interest at 9.5% per annum, is unsecured and has no fixed terms of repayment.

7.	Notes payable

The note payable to an individual bears interest at 8% per annum, is unsecured, and is due December 31, 2009. Principal prepayments are made at the discretion of the Board of Directors.

8.	Capital stock

Stock Options

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2008	3,363,800	US$0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at March 31, 2009	3,363,800	$0.30

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2009

8.	Capital stock (cont’d…)

A summary of the stock options outstanding and exercisable at March 31, 2009 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise Price	Number	Contractual	Exercise	Intrinsic
		Life	Price	Value

US$0.12	2,068,750	4.47 years	US$0.12	US$ -
$0.18	11,250	0.73 years	$ 0.18	$ -
$0.40	327,500	3.34 years	$ 0.40	$ -
$0.45	7,500	0.73 years	$ 0.45	$ -
$0.55	5,000	0.73 years	$ 0.55	$ -
$0.60	10,000	0.73 years	$ 0.60	$ -
$0.65	933,800	2.73 years	$ 0.65	$ -

	3,363,800	3.84 years	$ 0.30	$ -

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2009

8.	Capital stock (cont’d…)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.05 per share as of March 31, 2009 (December 31, 2008 – US$0.07), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of March 31, 2009 was nil (March 31, 2008 – 2,080,000). The total intrinsic value of options exercised during the quarter ended March 31, 2009 was $nil (March 31, 2008 - $nil).

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2008	1,677,550	US$ 0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2009	1,677,550	0.25

A summary of the warrants outstanding and exercisable at March 31, 2009 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	3.05 years	US$0.25

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2009

9.	Changes in non-cash working capital balances

	Three months ended
	March 31,
	2009	2008

Trade accounts receivable	$66,073	$(298,915)
Inventory	111,433	28,174
Prepaid expenses	4,637	-
Lease receivable	301	253
Accounts payable and accrued liabilities	(107,561)	81,125
Deferred revenue	(9,114)	(9,260)

	$65,769	$(198,623)

10.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2012 as follows:

Year or period ending December 31:

2009	$139,231
2010	94,361
2011	15,576
2012	1,221

Rent expense included in the statements of operations for the three months ended March 31, 2009 is $32,765 (2008 - $31,862).

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
Three months ended March 31, 2009

11.	Segment information

	(a)	Operating segments:

Commencing with the acquisition of the service agreements from Telus on May 16, 2003, as described in Note 4 herein and Note 6 in the financial statements in the most recent Form 10-K, the Company has organized its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications wiring to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and other door access control systems.

The segments’ accounting policies are the same as those described in Note 2 in the financial statements in the most recent Form 10-K. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales.

Information as to these reportable segments for the three ended March 31, 2009 and 2008 are as follows:

For the three months ended March 31, 2009	Manufacturing	Servicing	Total

Sales to external customers	$695,918	$374,726	$1,070,644
Depreciation and amortization	11,461	5,223	16,684
Interest expense, net	3,163	600	3,763
Segment income (loss) before income taxes	(115,564)	95,411	(20,153)
Total assets	1,285,736	125,353	1,411,089

For the three months ended March 31, 2008	Manufacturing	Servicing	Total

Sales to external customers	$858,196	$449,442	$1,307,638
Depreciation and amortization	3,001	5,223	8,224
Interest expense, net	5,612	1,400	7,012
Segment income (loss) before income taxes	(62,462)	(2,882)	(65,344)
Total assets	1,822,503	146,245	1,968,748

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2009

11.	Segment information (cont’d…)

	(b)	Of the total revenues for the three months ended March 31, 2009, $196,614 (2008 - $214,030) was derived from U.S.-based customers and $874,030 (2008 - $1,093,608) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either of the three months ended March 31, 2009 and 2008.

	(d)	Products and services:

Enterphone 2000 sales represented 10% of total revenue during the three months ended March 31, 2009 (2008 – 18%). MESH sales represented 57% of total revenue during the three months ended March 31, 2009 (2008 – 52%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2. Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended March 31, 2009 and 2008 were $1,070,644 and $1,307,638, respectively, a decrease of $236,994 or 18.1% . This decrease was due to decreased MESH and Enterphone sales. MESH sales for the three months ended March 31, 2009 and 2008 were $605,138 and $677,532, respectively, a decrease of $72,394 or 10.7% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended March 31, 2009 and 2008 were $103,978 and $236,223, respectively, a decrease of $132,245 or 56%. As an old technology, Enterphone sales have been dropping for several years and negating much of our MESH growth. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. With MESH EPX, we can anticipate recovering our lost Enterphone revenue while continuing to increase our MESH business.

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. For the three months ended March 31, 2009 and 2008, MESH sales were 56.5% and 51.8%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,615 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2009 and 2008, customer service contracts and new equipment sales generated aggregate sales revenues of $374,726 and $449,442, respectively, a decrease of $74,716 or 16.6% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,615 at March 31, 2009, as compared to 1,630 and 1,645 at December 31, 2008 and March 31, 2008, respectively. During the first quarter of 2009, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At March 31, 2009, the cost of the service agreements, net of accumulated amortization, was $125,353.

Cost of sales and services as a percentage of sales was 47.1 and 41.6% for the three months ended March 31, 2009 and 2008, respectively. Cost of sales has increased slightly during these two comparative periods, due to the increased cost of materials. Management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended March 31, 2009 and 2008 was $566,436 and $763,942, respectively, a decrease of $197,506 or 25.9% . This decrease in gross profit corresponds with decreased sales and increased cost of sales for the three months ended March 31, 2009.

Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 were $522,985 and $728,338, respectively, a decrease of $205,353 or 28.2% . This decrease was due to decreases in variable costs such as advertising, tradeshow and various office expenses. For the three months ended March 31, 2009 and 2008, selling, general and administrative expenses, as a percentage of sales, were 48.8% and 55.7%, respectively.

Research and development costs for the three months ended March 31, 2009 and 2008 were $43,237 and $86,321, respectively, a decrease of $43,084 or 49.9% . Research and development costs decreased during the first quarter of 2009, due to several completed stages of MESH development.

Net loss for the quarters ended March 31, 2009 and 2008 were $20,153 and $65,344, respectively, a decrease in net loss of $45,191. The decrease in net loss during the first quarter of 2009 was the result of decreased variable costs such as tradeshow, traveling, and various office expenses.

Liquidity and Capital Resources

Cash as of March 31, 2009, as compared to December 31, 2008 was $266,561 and $255,172, respectively. Cash as of March 31, 2008 was $95,156. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At March 31, 2009, $36,864 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At March 31, 2009, working capital was $297,566, as compared to a working capital of $301,036 at December 31, 2008. Working capital has decreased by $3,470. The current ratio at March 31, 2009 was 1.32 to 1.0, as compared with 1.27 to 1.0 at December 31, 2008.

The accounts receivable turnover ratio at March 31, 2009 was 42 days, as compared 61 days at December 31, 2008 and 63 days at March 31, 2008. The accounts receivable reserve was $311,168 at March 31, 2009, as compared to $336,776 at December 31, 2008. The accounts receivable reserve has decreased by $25,608 or 7.6%, since the year ended December 31, 2008. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the three months ended March 31, 2009, there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of March 31, 2009.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

In February of 2008, Stephen Pineau, president of Viscount, loaned the Company $100,000. The loan bears interest at 9.5% per annum, is unsecured and has no fixed terms of repayment.

Recently Issued Accounting Standards

There were no new accounting standards issued during this period ended March 31, 2009.

Item 4(T). Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: May 15, 2009	VISCOUNT SYSTEMS, INC.
(Registrant)

By: /s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer