Form 10-Q
period 2009-06-30
VISCOUNT SYSTEMS INC
filed 2009-08-07
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2009 the registrant’s outstanding common stock consisted of 17,841,250 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2009, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.1630 for USD$1.0000 or CAD$1.0000 for USD$0.8599.

Item 1.      Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

JUNE 30, 2009

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$228,898	$255,172
Trade accounts receivable, less allowance for doubtful accounts
of $318,670 (2008 - $336,776)	866,134	584,517
Inventory (note 3)	410,554	556,572
Prepaid expenses	5,891	10,528
Lease receivable	384	961
Total current assets	1,511,861	1,407,750

Equipment (note 4)	46,692	60,501

Intangible assets (note 5)	120,130	130,576

Total assets	$1,678,683	$1,598,827

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$207,637	$57,775
Accounts payable and accrued liabilities	538,247	575,257
Deferred revenue	37,460	31,280
Due to stockholders (note 7)	339,402	392,402
Note payable (note 8)	5,000	50,000
Total current liabilities	1,127,746	1,106,714

Commitments and contingencies (note 11)

Stockholders' equity
Capital stock (note 9)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
17,841,250 common shares (2008 - 17,841,250)	25,434	25,434
Additional paid-in capital	2,353,030	2,353,030
Accumulated deficit	(1,827,527)	(1,886,351)
Total stockholders' equity	550,937	492,113

Total liabilities and stockholders' equity	$1,678,683	$1,598,827

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Sales	$1,289,926	$1,335,849	$2,360,570	$2,643,487
Cost of sales and services	539,135	545,447	1,043,343	1,089,143
Gross profit	750,791	790,402	1,317,227	1,554,344

Expenses
Selling, general and administrative	597,913	728,072	1,120,898	1,456,410
Research and development	62,628	86,496	105,865	172,817
Depreciation and amortization	7,571	8,070	24,255	16,294
	668,112	822,638	1,251,018	1,645,521

Profit (loss) before other items	82,679	(32,236)	66,209	(91,177)

Other items
Interest income	10	184	90	793
Interest expense	(3,712)	(5,382)	(7,475)	(12,394)
	(3,702)	(5,198)	(7,385)	(11,601)

Profit (loss) before income taxes	78,977	(37,434)	58,824	(102,778)

Provision for income taxes	-	-	-	-

Net profit (loss)	$78,977	$(37,434)	$58,824	$(102,778)

Basic and diluted net profit (loss) per common share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average number of common shares outstanding,
Basic and diluted	17,841,250	17,841,250	17,841,250	17,841,250

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, December 31, 2008	17,841,250	$25,434	$2,353,030	$(1,886,351)	$492,113

Net profit	-	-	-	58,824	58,824

Balance, June 30, 2009	17,841,250	$25,434	$2,353,030	$(1,827,527)	$550,937

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30

	2009	2008

Operating activities:
Net profit (loss)	$58,824	$(102,778)
Items not involving cash:
Depreciation and amortization	24,255	16,294
Changes in non-cash working capital balances (note 10)	(161,215)	(83,514)
Net cash used in operating activities	(78,136)	(169,998)

Investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from bank indebtedness	149,862	7,129
Proceeds from (repayment of) stockholder loan	(53,000)	100,000
Repayment of notes payable	(45,000)	-
Net cash provided by financing activities	51,862	107,129

Decrease in cash	(26,274)	(62,869)

Cash, beginning of period	255,172	111,173

Cash, end of period	$228,898	$48,304

Supplementary information:
Interest paid	$7,475	$-
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2009 and 2008

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

The financial information as at June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date included in the Form 10- K.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company has primarily incurred losses and the ability of the Company to continue as a going-concern depends upon its ability to maintain profitable operations and continue to raise adequate financing. Management is actively targeting sources of additional financing which would assure continuation of the Company’s operations.

There can be no assurance that the Company will be able to maintain profitable operations and continue to raise funds in which case the Company may be unable to meet its obligations. Should the Company be unable to realize on its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded on the balance sheets.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2009 and 2008

2.	New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and all liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain, provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in–process research and development, indemnification assets and tax benefits. SFAS No. 141R was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances beginning January 1, 2009. Management has determined that the adoption of SFAS No. 141R did not have an impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. SFAS No. 160 was effective beginning January 1, 2009. Management has determined that the adoption of SFAS No. 160 did not have an impact on its financial position and results of operations.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2009 and 2008

2.	New accounting pronouncements (cont’d…)

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 was effective beginning January 1, 2009. Management has determined that the adoption of FSP FAS 142-3 did not have an impact on its financial position and results of operations.

3.	Inventory

	June 30,	December 31,
	2009	2008

Raw materials	$64,055	$326,107
Work in process	43,009	29,830
Finished goods	303,490	200,635

	$410,554	$556,572

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2009 and 2008

4.	Equipment

		Accumulated	Net book
June 30, 2009	Cost	depreciation	value

Computer equipment	$110,838	$91,583	$19,255
Office furniture and equipment	77,269	53,105	24,164
Leasehold improvements	46,814	43,541	3,273

	$234,921	$188,229	$46,692

		Accumulated	Net book
December 31, 2008	Cost	depreciation	value

Computer equipment	$110,838	$89,566	$21,272
Office furniture and equipment	77,269	41,999	35,270
Leasehold improvements	46,814	42,855	3,959

	$234,921	$174,420	$60,501

5.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At June 30, 2009, the Company held 1,598 service agreements (December 31, 2008 – 1,630) at a cost, net of accumulated amortization of $88,791 (December 31, 2008 - $78,345), of $120,130 (December 31, 2008 - $130,576).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2009 and 2008

6.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit of $22,637 (December 31, 2008 - $17,775) and amounts drawn under a bank credit facility of $185,000 (December 31, 2008 - $40,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At June 30, 2009, the Company was in compliance with the ratio requirements.

During the year ended December 31, 2006, the bank required additional security for the credit facility consisting of a pledge of personal property of a significant shareholder.

7.	Due to stockholders

Amounts due to stockholders are non-interest bearing, unsecured and have no fixed terms of repayment.

During the 2008 fiscal year, the President loaned the Company $100,000, of which $47,000 remains outstanding. The loan bears interest at 9.5% per annum, is unsecured and has no fixed terms of repayment.

8.	Note payable

The note payable to an individual bears interest at 8% per annum, is unsecured, and is due December 31, 2009. Principal prepayments are made at the discretion of the Board of Directors.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2009 and 2008

9.	Capital stock

Stock Options

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2008	3,363,800	US$0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at June 30, 2009	3,363,800	$0.30

A summary of the stock options outstanding and exercisable at June 30, 2009 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise Price	Number	Contractual	Exercise	Intrinsic
		Life	Price	Value

US$0.12	2,068,750	4.22 years	US$0.12	US$ -
$0.18	11,250	0.48 years	$0.18	$ -
$0.40	327,500	3.09 years	$0.40	$ -
$0.45	7,500	0.48 years	$0.45	$ -
$0.55	5,000	0.48 years	$0.55	$ -
$0.60	10,000	0.48 years	$0.60	$ -
$0.65	933,800	2.48 years	$0.65	$ -

	3,363,800	3.59 years	$0.30	$ -

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2009 and 2008

9.	Capital stock (cont’d…)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.11 per share as of June 30, 2009 (December 31, 2008 – US$0.07), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2009 was nil (June 30, 2008 – 2,080,000). The total intrinsic value of options exercised during the quarter ended June 30, 2009 was $nil (June 30, 2008 - $nil).

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2008	1,677,550	US$ 0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2009	1,677,550	0.25

A summary of the warrants outstanding and exercisable at June 30, 2009 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	2.80 years	US$0.25

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2009 and 2008

10.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2009	2008

Trade accounts receivable	$(281,617)	$(273,420)
Inventory	146,018	89,590
Prepaid expenses	4,637	-
Lease receivable	577	510
Accounts payable and accrued liabilities	(37,010)	92,364
Deferred revenue	6,180	7,442

	$(161,215)	$(83,514)

11.	Commitments and contingencies

The Company is committed to make minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2012 as follows:

Year or period ending December 31:

2009	$98,207
2010	105,673
2011	16,519
2012	1,221

Rent expense included in the statements of operations for the six months ended June 30, 2009 is $65,831 (2008 - $64,025) and for the three month period ended June 30, 2009 is $33,066 (2008 - $32,163).

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
Six months ended June 30, 2009 and 2008

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

Information as to these reportable segments for the three and six months ended June 30, 2009 and 2008 are as follows:

For the three months ended June 30, 2009	Manufacturing	Servicing	Total

Sales to external customers	$960,457	$329,469	$1,289,926
Depreciation and amortization	2,348	5,223	7,571
Interest expense, net	3,512	200	3,712
Segment income before income taxes	33,329	45,648	78,977
Total assets	1,558,553	120,130	1,678,683

For the three months ended June 30, 2008	Manufacturing	Servicing	Total

Sales to external customers	$914,009	$421,840	$1,335,849
Depreciation and amortization	2,847	5,223	8,070
Interest expense, net	11,854	1,400	13,254
Segment loss before income taxes	(35,400)	(2,035)	(37,435)
Total assets	1,685,637	141,022	1,826,659

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2009 and 2008

12.	Segment information (cont’d…)

For the six months ended June 30, 2009	Manufacturing	Servicing	Total

Sales to external customers	$1,656,375	$704,195	$2,360,570
Depreciation and amortization	13,809	10,446	24,255
Interest expense, net	6,675	800	7,475
Segment income (loss) before income taxes	(82,235)	141,059	58,824
Total assets	1,558,553	120,130	1,678,683

For the six months ended June 30, 2008	Manufacturing	Servicing	Total

Sales to external customers	$1,772,205	$871,282	$2,643,487
Depreciation and amortization	5,848	10,446	16,294
Interest expense, net	24,403	2,800	27,203
Segment loss before income taxes	(97,862)	(4,916)	(102,778)
Total assets	1,685,637	141,022	1,826,659

(b)	Of the total revenues for the six months ended June 30, 2009, $430,285 (2008 - $440,258) was derived from U.S.-based customers and $1,930,285 (2008 - $2,203,229) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the six months ended June 30, 2009 and 2008.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2009 and 2008

12.	Segment information (cont’d…)

	(d)	Products and services:

Enterphone 2000 sales represented 10.1% of total revenue during the six months ended June 30, 2009 (2008 – 18%). MESH sales represented 59% of total revenue during the six months ended June 30, 2009 (2008 – 52%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2.      Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended June 30, 2009 and 2008 were $1,289,926 and $1,335,849, respectively, a decrease of $45,923 or 3.5% . Sales for the six months ended June 30, 2009 and 2008 were $2,360,570 and $2,643,487, respectively, a decrease of $282,917 or 10.7% . MESH sales for the three months ended June 30, 2009 and 2008 were $797,803 and $701,243, respectively, an increase of $96,560 or 13.8% . Mesh sales for the six months ended June 30, 2009 and 2008 were $1,402,941 and $1,378,775, respectively, an increase of $24,166 or 1.76% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended June 30, 2009 and 2008 were $134,476 and $246,463, respectively, a decrease of $111,987 or 45.5% . Enterphone sales for the six months ended June 30, 2009 and 2008 were $238,454 and $482,686, a decrease of $244,232 or 50.6% . As an old technology, Enterphone sales have been dropping for several years and negating much of our MESH growth. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. With MESH EPX, we can anticipate recovering our lost Enterphone revenue while continuing to increase our MESH business.

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. For the six months ended June 30, 2009 and 2008, MESH sales were 59.4% and 52.2%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,598 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2009 and 2008, customer service contracts and new equipment sales generated aggregate sales revenues of $704,195 and $871,282, respectively, a decrease of $167,087 or 19.2% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,598 at June 30, 2009, as compared to 1,630 and 1,634 at December 31, 2008 and June 30, 2008, respectively. During the first and second quarter of 2009, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At June 30, 2009, the cost of the service agreements, net of accumulated amortization, was $120,130.

Cost of sales and services as a percentage of sales was 41.8% and 40.8% for the three months ended June 30, 2009 and 2008, respectively. Cost of sales and service for the six months ended June 30, 2009 and 2008 was 44.2% and 41.2%, respectively. Cost of sales has increased slightly during these two comparative periods, due to the increased cost of materials. Management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended June 30, 2009 and 2008 was $750,791 and $790,402, respectively, a decrease of $39,611 or 5.1% . For the six months ended June 30, 2009 and 2008, gross profit was $1,317,227 and $1,554,344, respectively, a decrease of $237,117 or 15.3% . This marginal gross profit decrease corresponds with the decreased sales and increased cost of sales for the three and six months ended June 30, 2009.

Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $597,913 and $728,072, respectively, a decrease of $130,159 or 17.9% . Selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were $1,120,898 and $1,456,410 respectively, a decrease of $335,512 or 23.1% . The decrease during these two comparative periods was due to decreases in variable costs such as advertising, tradeshow and various office expenses. For the six months ended June 30, 2009 and 2008, selling, general and administrative expenses, as a percentage of sales, were 47.5% and 55.1%, respectively.

Research and development costs for the three months ended June 30, 2009 and 2008 were $62,628 and $86,496, respectively, a decrease of $23,868 or 27.6% . Research and development costs for the six months ended June 30, 2009 and 2008 were $105,865 and $172,817, respectively, a decrease of $66,952 or 38.8% . Research and development costs have decreased during these two comparative periods, as more MESH project phases have been completed.

Net profit for the quarter ended June 30, 2009 was $78,977 and net loss for the quarter ended June 30, 2008 was $37,434, an increase in profitability of $116,411. Net profit for the six months ended June 30, 2009 was $58,824 and net loss for the six months ended June 30, 2008 was $102,778, an increase in profitability of $161,602. The increase in profitability during the six months ended June 30, 2009 was the result of decreased variable costs such as tradeshow, traveling, and various office expenses.

Liquidity and Capital Resources

Cash as of June 30, 2009, as compared to December 31, 2008 was $228,898 and $255,172, respectively. Cash as of June 30, 2008 was $48,304. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At June 30, 2009, $207,637 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At June 30, 2009, working capital was $384,115, as compared to a working capital of $301,036 at December 31, 2008. Working capital has increased by $83,079. The current ratio at June 30, 2009 was 1.34 to 1.0, as compared with 1.28 to 1.0 at December 31, 2008.

The accounts receivable turnover ratio at June 30, 2009 was 46 days, as compared 61 days at December 31, 2008 and 60 days at June 30, 2008. The accounts receivable reserve was $318,670 at June 30, 2009, as compared to $336,776 at December 31, 2008. The accounts receivable reserve has decreased by $18,106 or 5.4%, since the year ended December 31, 2008. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the six months ended June 30, 2009, there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of June 30, 2009.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

In February of 2008, Stephen Pineau, president of Viscount, loaned the Company $100,000, of which $47,000 remains outstanding. The loan bears interest at 9.5% per annum, is unsecured and has no fixed terms of repayment.

Recently Issued Accounting Standards

There were no new accounting standards issued during this period ended June 30, 2009.

Item 4(T).   Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2009, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of the holders of Common Shares of the Company held on May 20, 2009, the shareholders voted on the following matters:

1.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

Greg Shen
For: 8,964,503 (80.21%) Withheld: 2,211,595 (19.79%)

Stephen Pineau
For: 8,942,743 (80.02%) Withheld: 2,233,445 (19.98%)

2.	Appointment of Auditors. The shareholders approved the reappointment of Davidson & Company LLP as auditor of the Company until the next annual general shareholder meeting.

For: 11,139,860 (99.68%) Withheld: 36,238 (0.32%)

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

Date: August 7, 2009	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer