Form 10-Q
period 2009-09-30
VISCOUNT SYSTEMS INC
filed 2009-11-10
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2009 the registrant’s outstanding common stock consisted of
17,841,250 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2009, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0707 for USD$1.0000 or CAD$1.0000 for USD$0.9339.

Item 1.      Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

SEPTEMBER 30, 2009

VISCOUNT SYSTEMS, INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$246,414	$255,172
Trade accounts receivable, less allowance for doubtful accounts
of $334,838 (2008 - $336,776)	1,064,607	584,517
Inventory (note 3)	296,022	556,572
Prepaid expenses	5,891	10,528
Lease receivable	104	961
Total current assets	1,613,037	1,407,750

Equipment (note 4)	44,467	60,501

Intangible assets (note 5)	114,907	130,576

Total assets	$1,772,411	$1,598,827

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$154,329	$57,775
Accounts payable	254,779	157,693
Accrued liabilities	329,195	417,564
Deferred revenue	28,087	31,280
Due to stockholders (note 7)	319,402	392,402
Note payable (note 8)	-	50,000
Total current liabilities	1,085,792	1,106,714

Commitments (note 11)

Stockholders' equity
Capital stock (note 9)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
17,841,250 common shares (2008 - 17,841,250)	25,434	25,434
Additional paid-in capital	2,353,030	2,353,030
Accumulated deficit	(1,691,845)	(1,886,351)
Total stockholders' equity	686,619	492,113

Total liabilities and stockholders' equity	$1,772,411	$1,598,827

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Sales	$1,478,348	$1,299,280	$3,838,918	$3,942,767
Cost of sales	607,703	597,637	1,651,046	1,686,780
Gross profit	870,645	701,643	2,187,873	2,255,987

Expenses
Selling, general and administrative	650,826	636,574	1,771,724	2,092,984
Research and development	71,854	78,994	177,719	251,811
Depreciation and amortization	7,448	7,925	31,703	24,219
	730,128	723,493	1,981,146	2,369,014

Income (loss) before other items	140,517	(21,850)	206,726	(113,027)

Other items
Interest income	4	99	94	892
Interest expense	(4,839)	(7,557)	(12,314)	(19,951)
	(4,835)	(7,458)	(12,220)	(19,059)

Income (loss) before income taxes	135,682	(29,308)	194,506	(132,086)

Provision for income taxes	-	-	-	-

Net income (loss)	$135,682	$(29,308)	$194,506	$(132,086)

Basic and diluted income (loss) per common share	$0.01	$(0.00)	$0.01	$(0.01)

Weighted average number of common shares outstanding,
Basic and diluted	17,841,250	17,841,250	17,841,250	17,841,250

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2008	17,841,250	$25,434	$2,353,030	$(1,886,351)	$492,113
Net income	-	-	-	194,506	194,506
Balance, September 30, 2009	17,841,250	$25,434	$2,353,030	$(1,691,845)	$686,619

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30

	2009	2008

Operating activities:
Net income (loss)	$194,506	$(132,086)
Items not involving cash:
Depreciation and amortization	31,703	24,219
Changes in non-cash working capital balances (note 10)	(208,521)	(174)
Net cash provided by (used in) operating activities	17,688	(108,041)

Financing activities:
Proceeds from bank indebtedness	96,554	21,641
Proceeds from (repayment of) stockholder loan	(73,000)	100,000
Repayment of notes payable	(50,000)	-
Net cash provided by (used in) financing activities	(26,446)	121,641

Increase (decrease) in cash	(8,758)	13,600

Cash, beginning of period	255,172	111,173

Cash, end of period	$246,414	$124,773

Supplementary information:
Interest paid	$7,475	$19,951
Income taxes paid	$-	$-

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

1.	Basis of presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and by Article 8-03 of Regulation S- X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. Readers of these statements should read the audited annual consolidated financial statements of the Company filed on Form 10-K for the year ended December 31, 2008 in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2009 or for any other interim period.

The financial information as at September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-K.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

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
Nine months ended September 30, 2009 and 2008

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for estimating the fair value of assets and liabilities when the volume and level of activity associated with those assets and liabilities has decreased significantly. The guidance also requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued guidance on Subsequent Events. This requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s results of operations and financial position. Please see note 13.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

2.	New accounting pronouncements (cont’d…)

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 168”. Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following this, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. This will also modify the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software- enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

3.	Inventory

	September 30,	December 31,
	2009	2008

Raw materials	$145,491	$326,107
Work in process	56,570	29,830
Finished goods	93,961	200,635

	$296,022	$556,572

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

4.	Equipment

		Accumulated	Net book
September 30, 2009	Cost	depreciation	value

Computer equipment	$110,838	$92,485	$18,353
Office furniture and equipment	77,269	54,093	23,176
Leasehold improvements	46,814	43,876	2,938

	$234,921	$190,454	$44,467

		Accumulated	Net book
December 31, 2008	Cost	depreciation	value

Computer equipment	$110,838	$89,566	$21,272
Office furniture and equipment	77,269	41,999	35,270
Leasehold improvements	46,814	42,855	3,959

	$234,921	$174,420	$60,501

5.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At September 30, 2009, the Company held 1,587 service agreements (December 31, 2008 – 1,630) at a cost, net of accumulated amortization of $94,014 (December 31, 2008 - $78,345), of $114,907 (December 31, 2008 - $130,576).

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

6.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit of $4,329 (December 31, 2008 - $17,775) and amounts drawn under a bank credit facility of $150,000 (December 31, 2008 - $40,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement and a pledge of personal property of a significant shareholder. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At September 30, 2009, the Company was in compliance with debt covenants.

7.	Due to stockholders

Amounts due to stockholders in the amount of $319,402 (2008, $392,402) are non-interest bearing, unsecured and have no fixed terms of repayment.

During the 2008 fiscal year, the President loaned the Company $100,000, of which $27,000 remains outstanding. The loan bears interest at 9.5% per annum, is unsecured and has no fixed terms of repayment.

8.	Note payable

The note payable to an individual bore interest at 8% per annum, was unsecured, and was repaid during July 2009.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

9.	Capital stock

Stock Options

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2008	3,363,800	US$0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at September 30, 2009	3,363,800	$0.30

A summary of the stock options outstanding and exercisable at September 30, 2009 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise Price	Number	Contractual	Exercise	Intrinsic
		Life	Price	Value

US$0.12	2,068,750	3.97 years	US$0.12	US$ -
$0.18	11,250	0.22 years	$0.18	$ -
$0.40	327,500	2.84 years	$0.40	$ -
$0.45	7,500	0.22 years	$0.45	$ -
$0.55	5,000	0.22 years	$0.55	$ -
$0.60	10,000	0.22 years	$0.60	$ -
$0.65	933,800	2.22 years	$0.65	$ -

	3,363,800	3.33 years	$0.30	$ -

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

9.	Capital stock (cont’d…)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.10 per share as of September 30, 2009 (December 31, 2008 – US$0.07), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2009 was nil (September 30, 2008 – 2,068,750). The total intrinsic value of options exercised during the quarter ended September 30, 2009 was $nil (September 30, 2008 - $nil).

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2008	1,677,550	US$	0.25
Granted	-		-
Exercised	-		-
Expired	-		-
Outstanding at September 30, 2009	1,677,550		0.25

A summary of the warrants outstanding and exercisable at September 30, 2009 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	2.55 years	US$0.25

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

10.	Changes in non-cash working capital balances

	Nine months ended
	September 30,
	2009	2008

Trade accounts receivable	$(480,089)	$(275,563)
Inventory	260,550	268,323
Prepaid expenses	4,637	-
Lease receivable	857	771
Accounts payable	97,086	57
Accrued Liabilities	(88,369)	11,134
Deferred revenue	(3,193)	(4,896)

	$(208,521)	$(174)

11.	Commitments

The Company is committed to make minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2012 as follows:

Year or period ending December 31:

2009	$49,104
2010	105,673
2011	16,519
2012	1,221

Rent expense included in the statements of operations for the nine months ended September 30, 2009 is $99,499 (2008 - $96,790) and for the three month period ended September 30, 2009 is $33,668 (2008 - $32,765).

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

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

Information as to these reportable segments for the three and nine months ended September 30, 2009 and 2008 are as follows:

For the three months ended September 30,	Manufacturing	Servicing	Total
2009

Sales to external customers	$949,818	$528,530	$1,478,348
Depreciation and amortization	2,225	5,223	7,448
Interest expense, net	4,839	-	4,839
Segment income before income taxes	28,952	106,730	135,682
Total assets	1,657,504	114,907	1,772,411

For the three months ended September 30,	Manufacturing	Servicing	Total
2008

Sales to external customers	$879,517	$419,763	$1,299,280
Depreciation and amortization	2,702	5,223	7,925
Interest expense, net	16,535	1,400	17,935
Segment loss before income taxes	(71,202)	41,894	(29,308)
Total assets	1,582,553	135,799	1,718,352

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

12.	Segment information (cont’d…)

For the nine months ended September 30,	Manufacturing	Servicing	Total
2009

Sales to external customers	$2,606,193	$1,232,725	$3,838,918
Depreciation and amortization	16,034	15,669	31,703
Interest expense, net	11,514	800	12,314
Segment income (loss) before income taxes	(53,283)	247,789	194,506
Total assets	1,657,504	114,907	1,772,411

For the nine months ended September 30,	Manufacturing	Servicing	Total
2008

Sales to external customers	$2,651,722	$1.291,045	$3,942,767
Depreciation and amortization	8,550	15,669	24,219
Interest expense, net	40,938	4,200	45,138
Segment loss before income taxes	(169,064)	36,978	(132,086)
Total assets	1,582,553	135,799	1,718,352

(b)	Of the total revenues for the nine months ended September 30, 2009, $693,560 (2008 - $760,294) was derived from U.S.-based customers and $3,145,358 (2008 - $3,182,473) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the nine months ended September 30, 2009 and 2008.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2009 and 2008

12.	Segment information (cont’d…)

	(d)	Products and services:

Enterphone 2000 sales represented 8.3% of total revenue during the nine months ended September 30, 2009 (2008 –19%). MESH sales represented 63.2% of total revenue during the nine months ended September 30, 2009 (2008 – 51%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

13.	Subsequent Events

We evaluated events occurring between the end of our fiscal quarter, September 30, 2009 and November 6, 2009 when the financial statements were issued. There were no subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.

Item 2.      Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended September 30, 2009 and 2008 were $1,478,348 and $1,299,280, respectively, an increase of $179,068 or 13.7% . Sales for the nine months ended September 30, 2009 and 2008 were $3,838,918 and $3,942,767, respectively, a decrease of $103,849 or 2.6% . MESH sales for the three months ended September 30, 2009 and 2008 were $1,024,743 and $632,822, respectively, an increase of $391,921 or 61.9% . Mesh sales for the nine months ended September 30, 2009 and 2008 were $2,427,684 and $2,011,597, respectively, an increase of $416,087 or 20.6% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended September 30, 2009 and 2008 were $80,156 and $252,610, respectively, a decrease of $172,454 or 68.2% . Enterphone sales for the nine months ended September 30, 2009 and 2008 were $318,610 and $735,296, a decrease of $416,686 or 56.6% . As an old technology, Enterphone sales have been dropping for several years and negating much of our MESH growth. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. With MESH EPX, we have been recovering our lost Enterphone revenue while continuing to increase our MESH business.

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. For the nine months ended September 30, 2009 and 2008, MESH sales were 63.2% and 51.0%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,587 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2009 and 2008, customer service contracts and new equipment sales generated aggregate sales revenues of $1,232,725 and $1,291,045, respectively, a decrease of $58,320 or 4.5% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,587 at September 30, 2009, as compared to 1,630 and 1,638 at December 31, 2008 and September 30, 2008, respectively. During the three quarters of 2009, the Company performed a test for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life based on the provisions of SFAS 142. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At September 30, 2009, the cost of the service agreements, net of accumulated amortization, was $114,907.

Cost of sales and services as a percentage of sales was 41.1% and 46.0% for the three months ended September 30, 2009 and 2008, respectively. Cost of sales and service for the nine months ended September 30, 2009 and 2008 was 43.0% and 42.8%, respectively. Cost of sales has increased slightly during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, due to the increased cost of materials. Management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended September 30, 2009 and 2008 was $870,645 and $701,643, respectively, an increase of $169,002 or 24.0% . For the nine months ended September 30, 2009 and 2008, gross profit was $2,187,873 and $2,255,987, respectively, a decrease of $68,114 or 3.0% .

Selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 were $650,826 and $636,574, respectively, an increase of $14,252 or 2.2% . Selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $1,771,724 and $2,092,984 respectively, a decrease of $321,260 or 15.3% . The decrease during these two comparative periods was due to decreases in variable costs such as advertising, tradeshow and various office expenses. For the nine months ended September 30, 2009 and 2008, selling, general and administrative expenses, as a percentage of sales, were 46.1% and 52.5%, respectively.

Research and development costs for the three months ended September 30, 2009 and 2008 were $71,854 and $78,994, respectively, a decrease of $7,140 or 9.0% . Research and development costs for the nine months ended September 30, 2009 and 2008 were $177,719 and $251,811, respectively, a decrease of $74,092 or 29.4% . Research and development costs have decreased during these two comparative periods, as more MESH project phases have been completed.

Net profit for the quarter ended September 30, 2009 was $135,682 and net loss for the quarter ended September 30, 2008 was $29,308, an increase in profitability of $164,990. Net profit for the nine months ended September 30, 2009 was $194,506 and net loss for the nine months ended September 30, 2008 was $132,086, an increase in profitability of $326,592. The increase in profitability during the three and nine months ended September 30, 2009 was the result of decreased variable costs such as tradeshow, traveling, and various office expenses.

Liquidity and Capital Resources

Cash as of September 30, 2009, as compared to December 31, 2008 was $246,414 and $255,172, respectively. Cash as of September 30, 2008 was $124,773. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At September 30, 2009, $154,329 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At September 30, 2009, working capital was $527,245, as compared to a working capital of $301,036 at December 31, 2008. Working capital has increased by $226,209. The current ratio at September 30, 2009 was 1.49 to 1.0, as compared with 1.28 to 1.0 at December 31, 2008.

The accounts receivable turnover ratio at September 30, 2009 was 51 days, as compared 61 days at December 31, 2008 and September 30, 2008. The accounts receivable reserve was $334,838 at September 30, 2009, as compared to $336,776 at December 31, 2008. The accounts receivable reserve has decreased by $1,938 or 0.5%, since the year ended December 31, 2008. These two comparative periods were consistent. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the nine months ended September 30, 2009, there were minimal capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2009.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

In February of 2008, Stephen Pineau, president of Viscount, loaned the Company $100,000, of which $27,000 remains outstanding. The loan bears interest at 9.5% per annum, is unsecured and has no fixed terms of repayment.

Recently Issued Accounting Standards

There were no new accounting standards issued during this period ended September 30, 2009.

Item 4(T).  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2009, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: November 9, 2009		VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer