Form 10-K
period 2009-12-31
VISCOUNT SYSTEMS INC
filed 2010-03-19
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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
Yes [X] No [ ]

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

State issuer’s revenues for its most recent fiscal year: $4,284,310 ($4,892,440 in Canadian dollars converted at an exchange rate of US$0.8757/CDN$ 1.000) .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,962,537 as at June 30, 2009.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,841,250 shares of common stock as at February 26, 2010.

2

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2009.

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

Currency of Financial Information and Exchange Rate Table

The Company maintains its books of account in Canadian dollars and references to dollar amounts herein are to the lawful currency of Canada unless otherwise indicated.

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

	High	Low
February 2010	1.0772	1.0371
January 2010	1.0695	1.0225
December 2009	1.0748	1.0366
November 2009	1.0830	1.0427
October 2009	1.0961	1.0251
September 2009	1.1103	1.0591

The following table sets out the exchange rate information as at each of the years ended December 31, 2009 and 2008.

	Year Ended December 31

	2009	2008
Rate at end of Period	1.0510	1.2180
Average Rate during Period	1.1420	1.0660
Low	1.0251	0.9711
High	1.3066	1.3008

Item 1. BUSINESS

GENERAL

The Company is a manufacturer, developer and service provider of access control security products. In 2009, commercial sales of its MESH product line accounted for over 50% of its total sales. MESH (Multimedia Embedded Security Hub) was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management.

In addition to MESH, the Company’s current access control and security product lines include the following: Enterphone 2000, a building intercom; Entercheck, a card access system; RadioClik and InfraClik, radio frequency and infrared remote controls; Elektra, liquid crystal display intercom panels; EmerPhone, emergency telephone entry systems; and various accessories. The Company also has a service division that provides service for the Enterphone 2000. We currently have 1,577 service agreements in place.

The Company’s website address is www.viscount.com. All periodic and current reports are available, free of charge, on the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Electronic or paper copies of the Company’s filings are also available, free of charge, upon request.

BUSINESS OVERVIEW

The Company designs, manufactures and services access control and security products, including intercom and door access control systems and emergency communications systems. These systems use telecommunications wiring to control access to buildings and other facilities for security purposes. Much of the Company’s current revenues are now derived from sales of the MESH product line. Service sales from the Company’s existing 1,577 service agreements also continue to provide a significant source of revenues.

MESH is now the Company’s leading sales product, accounting for 61.2% of total sales for the year ended December 31, 2009. MESH technology is based on a proprietary software platform that can be used for a variety of security and access control applications as well as communication functions. The technology represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 access points per controller. A building access system using the MESH technology can control several hundred points of access from a single remote hardware and software platform. The technology also allows several previously independent building control systems to be hosted on a single hardware and software platform. The Company’s proprietary MESH software is designed to be modular, permitting additional applications to be added as modules, each operating other building and area control systems and high technology requirements.

Enterphone sales have decreased over the past few years, due to the emergence of MESH, accounting for 9.5% of total sales for the year ended December 31, 2009. Enterphone is a building access control system that uses a building’s internal phone wiring thereby avoiding use of telephone utility services. The Company’s products include access control panels that use the Enterphone technology. The Company’s control panels are typically installed at entrances to apartment buildings, government facilities, and other buildings and facilities where security concerns require access control systems. The control panels are sold in various formats and with varying features and capabilities. The Company’s Enterphone technology control panels are sold through an established distribution network, and can be found installed in approximately 35,000 buildings throughout North America. The Company also packages and sells access control and security products that are complementary to its Enterphone product, including card access systems, radio frequency remote controls, intercom monitors and closed circuit cameras.

COMPANY HISTORY

The Company’s current business is operated primarily through its wholly owned subsidiary Viscount Communication and Control Systems Inc. The business of The Company’s subsidiary began operations in 1969 as a manufacturer of video switching equipment. In 1970, the business was acquired by B.C. Telecom Inc. (BC Tel), which was acquired by Telus Corporation in 1999. BC Tel was the telephone utility for British Columbia, Canada controlled by GTE Corporation (now Verizon Communications Inc.). Under BC Tel, the business operated as an electronics research laboratory and manufacturing facility. Among the products manufactured were central office telephone test equipment, telephone demarcation blocks, and a satellite based kiosk system used to provide information at airports and other public facilities. Responsibility for the manufacture of the Enterphone system was transferred into the business in 1984 from BC Tel. BC Tel contracted to sell the business in 1997 to Blue Mountain Technologies Inc., a company that purchases and installs the Company’s products. Blue Mountain Technologies Inc. simultaneously assigned its contractual rights to acquire all of the business assets, except for certain leasehold interests, to the Company’s subsidiary, Viscount Communication. BC Tel consented to the assignment and accordingly the business was acquired by The Company’s subsidiary, Viscount Communication and Control Systems Inc.

The Company was incorporated on May 24, 2001 under the laws of the State of Nevada under the name OMW4 Corp. The Company’s subsidiary, Viscount Communication was incorporated in 1997 under the laws of British Columbia, Canada, for the purposes of carrying on the present access control business. The Company acquired all of the issued and outstanding shares in the capital of Viscount Communication on July 27, 2001, in exchange for 10,000,000 shares of the Company’s common stock, thereby making it our wholly owned subsidiary. As a result of the acquisition, the former shareholders of Viscount Communication obtained a controlling interest in OMW4 Corp. In connection with the acquisition, the Company changed its name to Viscount Systems Inc. effective August 27, 2001.

In 2003, the Company acquired certain inventory and 2,165 service agreements from Telus Corporation. The service agreements related to the maintenance Enterphone installations throughout Western Canada. The inventory was comprised of various products and components for installation and repair of these Enterphone installations.

Enterphone is a specialized telephone switch used to provide intercom and access control functions in buildings. It was originally developed by BC Tel in 1965. Mirroring the increased security awareness in buildings over the past few years, The Company has been providing a more comprehensive package of complementary products. Products packaged, using third party technologies for this purpose, include card access systems, radio frequency remote controls, intercom display panels and closed circuit cameras.

The MESH product line, which has been under development since 1998, is an integrated platform for building access control and management. MESH continues to be the focus of the Company’s corporate development.

INDUSTRY OVERVIEW

The Company competes in the building intercom and access control systems industry. The intercom and access control industry is sometimes referred to as a segment of the low voltage systems industry. The Company’s intercom and access control systems are designed to automate the control of access to buildings or other restricted access areas. Intercom systems and access control systems are complementary; however they can also be used independently depending on user requirements. For example, most modern residential apartment or condominium buildings have an intercom system for visitors wishing to communicate with residents. Residents, on the other hand, are issued access cards that can be used in conjunction with card readers installed beside doors or elevators in order to gain access.

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

Along with certain other industry participants, the Company has turned to current high-technology solutions in order to reduce costs of ownership of security systems, while improving functionality. The Company has developed new system platforms that will permit convergence of the control of various building functions, such as access control, intercom, closed circuit television, and heating/ventilation and air-conditioning. These systems can be operated on a single commercially available host server and can operate using standard communications techniques. As a result of using a single full service system to replace the three or more separate dedicated systems, each requiring its own host server, the overall cost of ownership of a security and control system has been reduced.

Access Control Systems Technology

The access control industry has traditionally used a technology known as Wiegand. Approximately 90% of the worlds installed access systems are based on Wiegand technology. Today, these systems are commonly found in residential, commercial and industrial buildings in the form of access control cards and card readers. Wiegand was initially developed in 1970 by Senso Engineering as an access card technology. The card technology uses a special patented process whereby wires are imbedded in a plastic access card to encode its data. When passed through a magnetic field generated by a card reader, the card generated a signal which is received and interpreted by the card reader. If the signal is recognized, the reader will transmit the information to a host controller to activate a switch, which for example purposes, may release a lock or open an elevator to permit building access to the cardholder. A host controller is essentially computer hardware that is programmed to receive information from the card reader in order to permit access to a building. Wiegand technology has established itself as the industry standard as it is viewed as being reliable and difficult to counterfeit the access cards.

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

The Company is participating in this advance in the access control industry with its proprietary MESH intelligent access control and communication technology system. The Company believes that intelligent systems, including smart chip readers and cards will replace reliance on systems based on Wiegand technology.

PRODUCTS

The Company is a manufacturer, developer, reseller and service provider of intercom and access control systems based on telephone, new and traditional access card and reader technologies. The Company’s intercom and access control systems are installed throughout North America for various applications including: condominium/apartment building access and intercom; residential intercom; gated home/community access and intercom; seniors/government housing access, tracking and intercom; elevator access and tracking; garage or perimeter gate control, and emergency communications.

For the year ended December 31, 2009, approximately 17% of total sales of the Company’s products and services were generated in the United States and 83% in Canada. This represents a change from 2008, where sales to the United States and Canada were 20% and 80%, respectively. Information on the Company’s existing products can be viewed on our website at www.viscount.com.

Enterphone Access Control Products

Historically, the Company’s principal product was the Enterphone intercom and access control system. Enterphone is the Company’s patented building entry control system that uses a building’s internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building’s internal phone wiring by the Company’s Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes the Company’s Enterphone system distinct from other “dial-up” telephone entry systems that use telephone company lines. Sales of products based on the Enterphone system account for approximately 18% of total sales in fiscal 2008. This is down from approximately 30% in fiscal 2007, due in part to the development of other sources of sales, including Enterphone maintenance contracts, new product lines, and OEM product lines.

The Enterphone system is sold as a central control panel which is installed in a building’s telephone control room. The control panel connects an intercom panel located at an entrance to the building with the telephone of building tenants. A visitor wishing to gain access to the building dials a 1 to 4 digit number at the entrance panel. The call is directed from the entrance panel, through the common control equipment and up to the tenant’s telephone. The tenant hears a unique ring and can unlock the entrance door by pressing a number on the telephone’s numeric keypad. The tenant does not need to rent a telephone line from the telephone company. Each control panel can process connections to as many as 840 suites.

The Company also manufactures electronic entry access panels that can operate using either the Enterphone system, or dial-up telephone company lines. The Company’s panels are manufactured in various sizes and with various features in order to accommodate varying purposes and building types. For example, the Company manufactures panels that provide intercom and access control from 1 suite to up to 1000 suites; or panels that provide on-screen name search capabilities; or panels that are streamlined in shape or small in size. All panels that the Company manufactures incorporate the Enterphone technology, however most panels can also be installed to use telephone company lines.

Enterphone panels can also be combined with other technologies such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes, and Wiegand cards and card readers. The Company purchases these technologies from other manufacturers and resells them under the Company’s brand names. Most of the products that the Company resells can be integrated into our Enterphone access control system.

Our MESH Access Control System

Overview

MESH is a software-based building management system designed to replace traditional systems that are more hardware intensive. The Company continues to develop technology that was initially conceptualized in 1998. MESH was commercially released in late 2003.

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

MESH Structure

The MESH network consists of a main control computer server communicating with a series of “intelligent” readers, panels, and input/output devices. The key to the technology is the “smart chip”, known as the MPNode computer chip, a programmable chip. The Company purchases the MPNode chips and programs them to perform certain functions upon detecting certain data. For access control applications, the chip is installed into a card reader. When data from an access card is received by the card reader, the chip processes the data and makes a decision to grant or deny access. Information on the transaction is passed along to the host computer for data storage and analysis purposes. Traditional Wiegand style card readers require an intermediate controller for every two or three reading devices. An intermediate controller is connected between the host computer and the group of readers controlled by it. In contrast, the MESH system allows “intelligent” readers to be installed in series, or daisy-chain fashion, without the need for intermediate controllers. Small interface modules are used instead to maintain data flow. This reduces hardware costs as only one host computer is required.

MESH panels, located at entrance doors for visitor access, can operate independently or as slaves off the MESH server. The basic MESH panel that the Company has commercially released is a full color screen industrial computer. Panels may be located at entrance doors for visitor access or can be on-site managed by security guards as they manage the MESH network. The slave/master architecture of MESH panels reduces cost, simplifies programming, and improves data base management.

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

In general, MESH has been designed to allow simple installations to be performed by small independent alarm contractors. However, provision has also been made for direct involvement by the Company’s staff in large campus wide and enterprise wide installations.

MESH has many additional benefits, both in terms of building security and particularly relative to the legacy Wiegand protocol. It is The Company’s belief that addressable networks pose a serious threat to the continued use of the Wiegand format.

MESH is a modular product, meaning that the software can accommodate add-on features or upgraded features. The Company has developed various modules for our MESH technology, and intends to develop further modules which will be released in a series of phases. Some of these product enhancement modules are described below:

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

Enterphone X

The next generation of Enterphone systems, called Enterphone X, “EPX”, was released during the second quarter of 2008. The EPX product line has replaced the EP2000 product line. EPX, also a no phone line system like EP2000, is the next generation of Enterphone. EPX is more cost effective because it requires less assembly and material input costs. EPX improves compatibility with MESH and other newer telephony technologies. EPX sales are classified as a source of MESH revenue.

The Enterphone 2000 design dates back to 1990 and the architecture has created complications for both manufacturing and installation. The new universal controller eliminates the need for Viscount to manufacture and carry inventory for 10 different circuit boards. Overall, EPX reduces cost, produces higher margins, and improves the Company’s ability to market MESH.

Other products

Other products include RadioClick and InfraClick. These are remote control access control products for doors and parking gates. They are sold separately or as complementary to the Enterphone, Entercheck and MESH systems. The Company also manufactures and sells EmerPhone, an intercom system that is sold in elevator phone, emergency phone and entry phone applications.

OTHER SERVICES

In addition to sales of the Enterphone, MESH and OEM products, The Company also services approximately 1,577 existing Enterphone installations within Western Canada.

PRODUCTION

Viscount has facilities for circuit board manufacture and mechanical assembly. The Company uses a range of processes to produce its products. Some products including Enterphone, Infraclik, and Axess are completely manufactured in-house. MESH and Emerphone use outsourced circuit boards with final assembly and software installed at Viscount. Some access control, card readers, Elektra panels, Infraclik and various product accessories are purchased from other manufacturers and resold under the Company’s brand-names. The Company maintains full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits. The Company has a policy of supporting old products as long as parts are available for servicing and replacement. We have designed EPX to be backwards compatible with the 2000 series to improve the longevity and serviceability of both products.

The MESH software platform is loaded on standard industrial computer chassis. The Company is not developing hardware internally for MESH, since the required hardware controllers are commercially available at quality and price levels that make internal development uneconomical. In addition, by using off-the-shelf components, the Company improves time to market, eliminate hardware debugging and increases the Company’s ability to be technologically flexible in the future. The Company is primarily executing final mechanical assembly of the MESH systems.

RESEARCH AND DEVELOPMENT

Research and development continues to be focused on enhancing MESH. A number of these enhancements were identified in the “MESH Structure” and “Other products” section of this document. Specific custom MESH applications are being considered, evaluated and implemented. An example of this process would be considering built-in badging printers and a virtual concierge. Expenditures in connection with research and development during the last two fiscal years totaled $575,570.

MARKET AND MARKETING

The Market

The intercom and access control market is serviced by a number of large and small competitors. The Company’s traditional products compete in a mature market place that largely uses the 30 year old Wiegand technology. The Company believes that there currently exists an opportunity in the building and access control market for innovative products that use current technologies to reduce user costs. The Company has positioned its MESH technology to take advantage of this opportunity.

The access control market can generally be described as the market for any equipment used to control passage through a door, gate or other portal. A portion of this market is comprised of mechanical and electronic door locks that typically control access through single doors. Many of the single door systems have been engineered for low security levels for customers who do not desire a full access control host. The access control market that the Company competes in involves computerized access control systems that typically control access through multiple access points, such as the Enterphone system. MESH was designed to present a new technology to this computerized market niche. In particular, in large high-rises with a full MESH system, individual tenants may use the MESH server to control access to one or two doors.

The Company’s traditional market for the Enterphone product was apartment and condominium buildings. While the market for telephone entry type systems amounts to about US$100 million, in the past 10 years there has been a strong trend towards increased building security resulting in much more sophisticated integrated installations. For example, in 1990, a typical condominium building would be equipped with an intercom to admit visitors. Today, a typical new building installation includes telephone entry, card access, closed circuit cameras, individual burglar alarms and panic stations. This puts pressure on manufacturers to provide a comprehensive package and represents an opportunity for significant revenue growth per system. MESH is the Company’s first in-house product that addresses these multiple requirements. The modular nature of MESH also provides the Company with an excellent opportunity to design additional products on the MESH platform to provide enhanced options for a comprehensive building security package.

In addition to apartment entrances, MESH is also designed to provide access control for the rapidly growing gated community market. Monitor style directory panels are also used in thousands of commercial high-rises. The MESH panel provides features previously unavailable for this market. The overall effect of these system advances has enhanced the Company’s core business, while allowing the Company to find applications where the new features expand the traditional market for such systems.

The Company is targeting upgrades and retrofits to existing apartments and various government agencies that use traditional telephone wire intercom access control systems. New construction projects are also part of the MESH installation market. The low hardware costs and increased functionality of the MESH system continue to be marketed to building management companies, along with its turnkey installation as a replacement to existing access control systems for most modern buildings.

While complete MESH networks will typically be installed, the modular nature of MESH allows additional segmentation based on product application and end-user need. The nature and scope of a MESH installation depends on the level of security required, the product alternatives, the number of buildings, and the level of system management required. The nature and scope of an installation can be described in terms of a user spectrum ranging from price sensitive users to users requiring enhanced services. At one end of this spectrum is price. For these applications MESH has been competing with traditional Wiegand systems. The Company believes the cost reduction aspects of MESH have provided it with a competitive advantage over traditional Wiegand systems. For example, a typical condominium developer does not manage a building after construction. Therefore, the developer is looking for a very affordable, reliable access control system. Unless a more sophisticated product will help sell suites, the developer tends to keep the system simple. At the middle of the spectrum are customers who will adopt MESH mainly due to system benefits. For a commercial high-rise this may be the flexibility derived from a new user profile approach MESH uses for programming. On the enhanced service end of the spectrum the Company finds customers who need to develop a much closer relationship due to the level of sophistication of their needs. At this level, the Company anticipates additional revenue opportunities for custom programming, data mining and hosting, and direct installations for national accounts.

While the core function is controlling access/egress, through the planned development of various MESH technology modules, the Company has been actively targeting all of these segments. For example, a MESH add-on module can be developed to provide an asset tracking system to prevent computer theft. The inherent alarm functions of MESH allow it to be used as an integrated theft/burglar alarm system for large facilities. The MESH telephony video capture function will allow government agencies to track alcohol and drug problem tenants of controlled housing complexes or other regulatory monitoring functions. Finally, MESH, along with the EmerPhone, can function to combat vandalism and to secure parking lots.

The Company ranks controlling access/egress and securing parking facilities as the primary concerns of its traditional core multi-residential business.

Distribution Plan

The Company currently has approximately 500 dealers for its existing products throughout North America. When the existing business was acquired from BC Tel, the Company relied primarily on exclusive and semi-exclusive dealers in certain major metropolitan areas. The Company’s distribution network is not static and the Company is constantly seeking additional sales channels. In October and November of 2003, the Company signed a distributor deal with Tri Ed, the security distribution subsidiary of Tyco. The agreement placed The Company’s security products in 27 Canadian and U.S. Tyco branches, including Denver, Dallas, Phoenix, Seattle and six locations in California.

As previously noted MESH can serve several different markets and the type of dealer serving each may vary. Simple installations may be performed by small independent dealers, but as the overall scope of the project increases, the technical ability of the dealer becomes increasingly important. At the extreme, employees may be directly involved with the customer in designing, installing and servicing the product. In other cases, personnel may be involved on a co-op basis with large national security, building automation and heating/ventilation and air-conditioning contractors.

These distribution deals, along with the existing dealer base, gave the Company immediate access to the largest networks of dealers in the US, Canada and Mexico.

During the past year, the Company has been targeting its existing markets for the sale of MESH technology, as well as targeting the international marketplace. Internationally, the Company has sold MESH in China, India, France, and New Zealand. MESH is designed to accommodate foreign languages with minimal modifications to the software. This is in contrast to other products of its type which require a heavy software investment to provide alternative language software. With MESH, the core software can be applied in all languages with only the on screen text displays needing to be translated. Translation can be accomplished using commercially available translation software.

MESH Marketing Strategy

The Company has been using its established distribution channels, as well as new distribution channels to access its target markets for the MESH technology. As a unique technology, however, end-users as well as dealers must be educated about MESH benefits. It is the Company’s experience that a stronger initial emphasis on end-user decision-makers and large national system integrators will be the most effective in developing the MESH market.

Advertising

Products are advertised on an ongoing basis in various print publications, which the Company will continue to do. We have been testing new publications on a regular basis to evaluate response, sales and readership. All leads are followed up and magazines are rated based on a dollar sale per advertising dollar spent ratio. While the sales cycle is sometimes fairly long, this approach has given the Company a very accurate measure of the effectiveness of various publications and individual ads.

Trade Shows

During 2009, the Company reduced its participation at tradeshows to reduce costs. During 2010, we will consider attending certain tradeshows that will provide increased exposure for MESH.

Direct Marketing

The Company continued educating customers about MESH technology by holding MESH training seminars throughout the U.S. and at our head office, via the internet.

Pricing Strategy

The MESH technology is built on an architecture which can reduce user costs significantly. The modular nature of the technology amplifies this effect the larger the system becomes.

With a unique product and a position of product leadership, the Company has devised a strategy of building market share. This strategy involves selling MESH at reasonable 50-60% margins. With the telephony component, the Company has been targeting a price which provides MESH panels at a price that is competitive with similar products, but with newer enhanced features.

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

Almost all manufacturers build control hosts based on Wiegand technology. Due to these limitations, most research and development is focused on cost reducing hardware and making the control hosts more network capable. In all cases, the manufacturers using traditional Wiegand technology are limited from 1 to 8 doors per host.

Competitive Threats

The Company has a strong dealer and distribution plan in place and MESH has positioned it in a market dominated by much larger players. The higher security MESH applications are also somewhat outside of the traditional scope of business and therefore, the Company is rapidly trying to develop a market for MESH and in the process, educating users of MESH through training seminars. The Company believes that marketing strategies and training seminars will provide benefits that will help it achieve market share that will allow it to remain competitive. There is no guarantee that the Company will be able to successfully compete against its larger competitors.

While MESH is still a new product in an established growing market, technological change can be met with resistance. Some buyers are nervous about new products, and new protocols even more so. Most buyers are familiar with the benefits of addressable fire alarms and the Company has marketed MESH from this point of view; that is to stress the inevitability of all access control systems evolving this way.

A key concern is the ability of competitors to imitate the product and the ability of large imitators to more easily commercialize their product. We have estimated that The Company still has a three-year market lead. Fortunately, the wide range of MESH software applications should provide the Company with an ongoing lead, as long as it is aggressive with research and development.

INTELLECTUAL PROPERTY

The Company will rely on a combination of non-disclosure and other contractual agreements, and technical measures to protect the confidential information, know-how, and proprietary rights relating to Enterphone, MESH and other Viscount products. The Company has contractual rights with respect to registered North American trademark and trade name for Enterphone (word alone). The Company is still considering registering North American trade names for MESH.

The Company has registered active Internet domain names for www.viscount.com , www.enterphone.net, and www.enterphone.org.

Standard employment agreements and license agreements contain provisions that protect the confidentiality of proprietary technology. All our employees and sales agents are required to sign these agreements prior to their employment or engagement.

To date the Company has not received notification that its services or products infringe the proprietary rights of third parties. Third parties could however make such claims of infringement in the future. The Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent services will not be marketed in competition with the Company’s services, thereby substantially reducing the value of its proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees or any license agreements will provide meaningful protection for its proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

GOVERNMENT REGULATIONS

Some of The Company’s products are still under government regulation. The Enterphone is an interposition technology which in U.S. states can only be installed where the local public service commission has designated the original point of entry of a building as the demarcation point between the telephone company and building owner’s responsibility. Conversely, it can also be installed where the telephone company has given consent to allow Enterphone to share the telephone backbone.

The history of government deregulation for the Company mainly relates to the demarcation point in a building. Until government deregulation came to the access control industry, Enterphone type systems could only be installed by telephone companies.

After the break-up each regional telephone company began to make its own decisions. As a result of this, Chicago, New York, and Boston became strong markets for the Enterphone. Another result of government deregulation was that many telephone companies withdrew from the access control systems industry, which resulted in the Company using direct dealers in those regions.

SOURCES OF REVENUES

The majority of the Company’s revenues were derived from the MESH and Enterphone product lines. In fiscal 2009, MESH sales represented 61.2% of total revenue, while Enterphone product sales represented 9.5% of total revenue. The balance of the Company’s revenues were derived from service agreements, and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs twenty five staff at its production facility and head office located in Burnaby, British Columbia, Canada.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report and in filings with the Securities and Exchange Commission when you evaluate the Company’s business and the forward-looking statements that the Company makes in this annual report.

Other companies with greater resources than we have are currently developing or have commercially available products that use similar technology to MESH™ product and the company may lose potential market share as a result.

The MESH™ access control product is based on intelligent access modules, which use commercially available programmable microchip technology. Due to increasing availability and decreasing price of programmable microchips, the development and commercialization of “intelligent” access control systems is not unique to the Company. There are other companies that have developed or are developing similar products that use intelligent cards and card readers that will be competing with the Company in the access control industry. These competitors may have substantially greater financial, technical, marketing and management resources than the Company has. The Company’s ability to compete successfully will depend on its ability to educate and use existing sales channels and develop new sales channels. To the extent that competitors have more resources to market products based on similar technology, the Company may lose market share which would decrease the value of an investment in its common stock, or may cause the value of an investment in the Company’s common stock to decrease.

The loss or unavailability of Stephen Pineau, the Company’s President, Principal Executive Officer, and Principal Financial Officer for an extended period of time could adversely affect business operations and prospects.

The Company’s success depends, to a significant degree, upon the effort and skill of Stephen Pineau, president and chief executive officer. The Company does not maintain key man insurance on Mr. Pineau. Due to his knowledge of operations and products, the loss, incapacity, or unavailability of Mr. Pineau could have a material adverse effect on the business, financial condition or results of operations, which would likely result in a decrease in the value of an investment in our common stock.

Because common stock trades at prices below US$5.00 per share, and because the Company is not listed on a national exchange, there are additional regulations imposed on broker-dealers trading in the Company’s shares that may make it more difficult for you to resell the Company’s shares.

Because of rules that apply to shares with a market price of less than US$5.00 per share, known as the “penny stock rules”, investors in this offering will find it more difficult to sell their securities. The penny stock rules currently apply to trades in the Company’s shares. These rules in most cases require a broker-dealer to deliver a standardized risk disclosure document to a potential purchaser of the securities, along with additional information including current bid and offer quotations, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

Directors and officers hold approximately 47% of the Company’s common stock and acting together may have the ability to control management and affairs of Viscount and to deter changes in control.

The Company’s directors and officers collectively hold approximately 47% of our current issued and outstanding voting shares. As a result, such persons, acting together, may have the ability to control most matters submitted to our stockholders for approval, including the election and removal of directors, and to control the management and affairs of Viscount. In addition, Articles of Incorporation include provisions that management can use to retain control over Viscount. Accordingly, such concentration of ownership, coupled with management friendly anti-takeover provisions, may have the effect of delaying, deferring or preventing a change in control of Viscount, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which limits the ability of stockholders to participate in opportunities that may increase the value of their stock.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

The Company’s executive office and central factory is located in Burnaby, British Columbia, where the Company currently leases 12,040 square feet. The Company leases this space under an industry standard operating lease with a term expiring May 31, 2010, renewable at the option of Viscount. Current monthly lease obligations are $11,223. The Company believes that its current facilities are adequate and are suitable for its current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. The Company’s facilities are adequately insured against perils in a manner consistent with industry practice.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Trades in the Company’s common shares are quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board) which is a quotation service administered by the Financial Industry Regulatory Authority (FINRA). The Company’s trading symbol on this service is “VSYS”.

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. The Company’s shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for the last three fiscal years and the subsequent period ending March 12, 2010. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)

2010	First Quarter (through March 12, 2010)	$0.18	$0.14
2009	Fourth Quarter	0.22	0.10
	Third Quarter	0.23	0.10
	Second Quarter	0.22	0.05
	First Quarter	0.08	0.05
2008	Fourth Quarter	0.13	0.06
	Third Quarter	0.22	0.12
	Second Quarter	0.45	0.21
	First Quarter	0.43	0.29

As of January 4, 2010 there were 39 holders of record of the Company’s common stock, holding a total of 17,841,250 shares, and an unknown number of beneficial holders.

The Company has not declared any dividends in the last two fiscal years.

The following table sets forth information detailing the Company’s compensation plans as at December 31, 2009, under which shares of our common stock are authorized to be issued.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discusses the Company’s financial condition and results of operations based upon its consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with the Company’s financial statements and the notes thereto included elsewhere herein. All dollar amounts are in Canadian dollars unless otherwise noted.

RESULTS OF OPERATIONS

Sales revenues for the years ended December 31, 2009 and 2008 were $4,892,440 and $5,102,434, respectively, a decrease of $209,994 or 4.1% . This decrease in sales for the year ended December 31, 2009 resulted from a greater decrease in sales of the legacy Enterphone 2000 system, as compared to the increase in sales of MESH products. MESH sales for the years ended December 31, 2009 and 2008 were $2,993,897 and $2,627,308, respectively, an increase of $366,589 or 14.0% . MESH sales for the year ended December 31, 2009 were 61.2% of total sales, as compared to 51.5% of total sales for the year ended December 31, 2008. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the years ended December 31, 2009 and 2008 were $465,014 and $902,663, respectively, a decrease of $437,649 or 48.5% . Enterphone 2000 sales for the year ended December 31, 2009 were 9.5% of total sales, as compared to 17.7% of total sales for the year ended December 31, 2008. As an old technology, Enterphone sales have been dropping for several years and negating much of the MESH growth. MESH EPX is the replacement for the older Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. With MESH EPX, the Company has been recovering its lost Enterphone revenue while continuing to increase its MESH business. Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of Enterphone products.

The Company also provides Enterphone support and maintenance services pursuant to service contracts that were assigned to the Company from Telus Corporation in 2003. Sales from the 1,577 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the twelve months ended December 31, 2009, customer service contracts and new equipment sales generated aggregate sales revenues of $1,568,134, as compared to $1,638,913 for the year ended December 31, 2008, an decrease of $70,779 or 4.3% . These two comparative years are consistent. These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service agreements for the “Enterphone 2000”. The number of service agreements held by the Company decreased from 1,630 at December 31, 2008 to 1,615, 1,598, 1,587, and 1,577 at March 31, June 30, September 30, and December 31, 2009, respectively. During the four quarters of 2009, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At December 31, 2009, the cost of the service agreements, net of accumulated amortization, was $109,684.

The cost of sales as a percentage of sales was 39.3% for the year ended December 31, 2009, as compared with the cost of sales as a percentage of sales of 42.5% for the year ended December 31, 2008. Costs of sales as a percentage of sales has remained consistent due to management’s commitment of reviewing input costs regularly. The Company’s policy of managing cost of sales remains the same. The Company is continuously focusing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in its products. In addition, the Company reduced its provision for obsolete inventory by approximately $150,000 during the fourth quarter of 2009 as a result of a revised estimate by management.

Gross profit for the year ended December 31, 2009 was $2,971,829, as compared to $2,932,238 for the year ended December 31, 2008, an increase of $39,591 or 1.35% . This increase corresponds with a consistent cost of sales percentage for the year ended December 31, 2009 and the adjustment to cost of sales resulting from the change in the estimate for inventory obsolescence previously mentioned.

Selling, general and administrative expenses were $2,249,315 and $2,622,946 for the years ended December 31, 2009 and 2008, respectively, a decrease of $373,631 or 14.2% . This decrease was due to reductions in staffing costs, in addition to reductions in advertising, travel, tradeshow and various office expenses. As a percentage of sales, selling, general and administrative expenses were 46.0% and 51.4% for the years ended December 31, 2009 and 2008, respectively.

Research and development costs were $243,833 for the year ended December 31, 2009, as compared to $331,737 for the year ended December 31, 2008. Research and development costs decreased by $87,904 or 26.5% . Research and development have decreased during these two comparative periods, as more MESH project phases have been completed.

Income before income tax for the year ended December 31, 2009 was $425,500, as compared to loss before income tax of $(86,364) for the year ended December 31, 2008. This equates to an increase in year over year income of $511,864. The increase in profitability was the result of reductions in staffing costs, in addition to reductions in advertising, travel, tradeshow and various office expenses and the change in the estimate for inventory obsolescence previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand was $124,378 and $255,172, for December 31, 2009, and December 31, 2008 respectively. This represented a decrease of $130,794. In addition to cash on hand, the company has a credit facility that can be drawn upon to the lesser of $500,000 or 75% of accounts receivable less than 90 days at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At December 31, 2009, $218,703 was drawn on this facility. The facility is secured by substantially all of the Company’s assets under a general security agreement.

At December 31, 2009, working capital was $778,879 as compared to a working capital of $290,508 at December 31, 2008. Working capital has increased by $488,371. The current ratio at December 31, 2009 was 1.67 to 1.0, as compared with 1.26 to 1.0 at December 31, 2008.

Accounts receivable turnover for years ended December 31, 2009 and 2008 was 5.5 and 8.5 times, respectively. The decrease in year over year turnover ratios is caused in its entirety by one large and irregular account receivable from a large customer. Ignoring the large, irregular receivable, year over year turnover for 2009 and 2008 are 8.04 and 8.48 respectively and are relatively consistent. This consistency was due to consistent follow up and monitoring of slower paying accounts on a monthly basis by management. The accounts receivable reserve was $337,475 at December 31, 2009, as compared to $336,776 for the year ended December 31, 2008, an increase of $699. Management continues to conduct regular follow-up on certain customer accounts to improve the collection process. Management is not aware of any significant or material changes to business conditions that would warrant a change to the reserve at this time.

For the year ended December 31, 2009, there were no capital expenditures.

To date, The Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

The Company will likely require additional funds to support the development and marketing of its new MESH product. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be unable to develop or enhance its products, take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

The Company does not have any material commitments for capital expenditures as of December 31, 2009.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

During the 2008 fiscal year, the President loaned the Company $100,000. The loan carried interest at 9.5% per annum, was unsecured and had no fixed terms of repayment. The loan was repaid during the fourth quarter of 2009.

Critical Accounting Policies:

The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the allowance for doubtful accounts, inventory obsolescence, the provision for future warranty costs, the estimated useful lives of equipment and intangible assets, the deferred tax valuation allowance, and assumptions used to determine the fair value of stock-based compensation. Details are provided for critical estimates are as follows:

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

The Company reviews its intangible assets on an annual basis for impairment. The intangible assets are comprised of Enterphone service contracts. Management specifically reviews the number of contracts on hand and if there will be significant future cash flows to be generated from these contracts. If the Company determines that there is impairment, then a write-down will be made.

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. The Company reduced its provision for obsolete inventory by approximately $150,000 during the fourth quarter of 2009 as a result of a revised estimate by management.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Adoption of new accounting pronouncements

In March 2008, the FASB issued guidance to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The guidance achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The guidance became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company beginning in the first quarter of 2009. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Guidance is effective for fiscal years beginning after December 15, 2008. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for estimating the fair value of assets and liabilities when the volume and level of activity associated with those assets and liabilities has decreased significantly. The guidance also requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The guidance requires entities to disclose the date through which subsequent events have been evaluated and the basis for the date. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

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

Recent accounting pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company believes the adoption of this new guidance will not have a material impact on its financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance will not have a material impact on its financial statements.

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

Item 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, including its principal executive officer who is also our principal financial officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective based on those criteria. Based on the assessment, management has found the following material weaknesses and significant deficiencies in internal controls:

Material Weaknesses:

a.

The Audit Committee and Board of Directors are both wholly composed of members of management. As a result, the Board and the Audit Committee are not independent. In addition, none of the members of the Board or Audit Committee are professionally designated financial experts.

b.	Job roles in the accounting department are not adequately segregated to effectively reduce the risk of fraud.

c.	Complex financial information and journal entries created during the financial closing process are not reviewed in sufficient detail by senior management or the Board

Significant Deficiencies:

a.	Management has not implemented a formalized risk assessment process to address fraud risks as they relate to financial reporting. .

b.	The compensation committee is wholly composed of members of management.

c.	Roles and responsibilities for the financial reporting process are not documented in a formalized manner.

d.	All employees have full access to inventories. Inventories are not adequately secured from employees who do not need access.

e.	The accounting department has unrestricted access to all parts of the G/L and access to inventory.

f.	Management has not implemented a formalized IT policy.

g.	Physical access to IT infrastructure is not adequately restricted.

h.	Management does not have a data retention policy.

Management is in the preliminary stages of addressing known material weaknesses and significant deficiencies. It plans to remain vigilant and to add additional staff and system improvements as resources permit.

Item 9B. OTHER INFORMATION

Not applicable.

PART III.

Items 10 –14

Information with respect to Items 10 through 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2010 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2010, the issuer will instead file an amendment to this Form 10K disclosing the information with respect to Items 10 through 14.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2010.

VISCOUNT SYSTEMS, INC.

By: /s/ Stephen Pineau
Stephen Pineau
President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	March 19, 2010
	Stephen Pineau	Principal Executive Officer, Principal
Financial Officer and Director

By:	/s/ Greg Shen	Chairman of the Board and	March 19, 2010
	Greg Shen	Director

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viscount Systems Inc:

We have audited the accompanying consolidated balance sheet of Viscount Systems Inc. (the “Company”) as at December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as at December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended were audited by other auditors whose report dated March 18, 2009 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 12, 2010

VISCOUNT SYSTEMS, INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
As at December 31

	2009	2008

Assets

Current assets
Cash	$124,378	$255,172
Trade accounts receivable, less allowance for doubtful accounts of $337,475 (2008 - $336,776)	1,182,434	584,517
Inventory (note 3)	626,566	556,572
Lease receivable	-	961
Total current assets	1,933,379	1,397,222

Deposits	5,891	10,528
Equipment (note 4)	42,358	60,501
Intangible assets (note 5)	109,684	130,576

Total assets	$2,091,311	$1,598,827

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$218,701	$57,775
Accounts payable	155,840	157,693
Accrued liabilities	447,878	417,564
Deferred revenue	39,678	31,280
Due to stockholders (note 7)	292,402	392,402
Note payable (note 8)	-	50,000
Total current liabilities	1,154,500	1,106,714

Commitments (note 12)

Stockholders' equity
Capital stock (note 9)
Authorized:
100,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 17,841,250 common shares (2008 - 17,841,250)	25,434	25,434
Additional paid-in capital (note 9)	2,372,228	2,353,030
Accumulated deficit	(1,460,851)	(1,886,351)
Total stockholders' equity	936,811	492,113

Total liabilities and stockholders' equity	$2,091,311	$1,598,827

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Operations
(Expressed in Canadian dollars)

Years ended December 31

	2009	2008

Sales	$4,892,440	$5,102,434
Cost of sales	1,920,611	2,170,196
Gross profit	2,971,829	2,932,238

Expenses
Selling, general and administrative	2,249,315	2,622,946
Research and development (note 10)	243,833	331,737
Depreciation and amortization	39,037	36,735
	2,532,185	2,991,418

Income (loss) before other items	439,644	(59,180)

Other items
Interest income	95	945
Interest expense	(14,238)	(28,129)
	(14,144)	(27,184)

Income (loss) before income taxes	425,500	(86,364)

Provision for income taxes (note 11)	-

Net income (loss)	$425,500	$(86,364)

Basic and diluted income (loss) per common share	$0.02	$(0.00)

Weighted average number of common shares outstanding, Basic and diluted	17,841,250	17,841,250

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(Expressed in Canadian dollars)

Years Ended December 31, 2009 and 2008
			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2007	17,841,250	$25,434	$2,353,030	$(1,799,987)	$578,477
Net loss	-	-	-	(86,364)	(86,364)
Balance, December 31, 2008	17,841,250	25,434	2,353,030	(1,886,351)	492,113
Stock-based compensation	-	-	19,198	-	19,198
Net income	-	-	-	425,500	425,500
Balance, December 31, 2009	17,841,250	$25,434	$2,372,228	$(1,460,851)	$936,811

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

Years ended December 31
	2009	2008

Operating activities:
Net income (loss)	$425,500	$(86,364)
Items not involving cash:
Depreciation and amortization	39,037	36,735
Selling, general and administrative expenses paid by stock options	19,198	-
Changes in non-cash working capital balances (note 13)	(625,455)	319,804
Net cash provided by (used in) operating activities	(141,720)	270,175

Financing activities:
Proceeds from (repayment of) bank indebtedness	160,926	(206,176)
Proceeds from (repayment of) from stockholder loan	(100,000)	100,000
Repayment of notes payable	(50,000)	(20,000)
Net cash provided by (used in) financing activities	10,926	(126,176)

Increase (decrease) in cash	(130,794)	143,999

Cash, beginning of year	255,172	111,173

Cash, end of year	$124,378	$255,172

Supplementary information:
Interest paid	$14,238	$28,129
Income taxes recovered	-	-

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

1.	Nature and continuance of operations

Viscount Systems Inc. (the “Company”) was incorporated on May 24, 2001 in the State of Nevada. The Company manufactures, distributes, and provides services for electronic premises access and security equipment primarily through its wholly owned Canadian subsidiary Viscount Communication and Control Systems Inc. These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $1,460,851 and has reported a profit in 2009 for the first time in several years. Although management is confident that the company has sufficient working capital to maintain operations for the ensuing year, the ability to sustain normal operations is dependent upon maintaining or growing sales and profits for the foreseeable future. Additional capital may be required in the future depending on profitability, sales and enterprise needs.

2.	Significant accounting policies

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain prior year figures have been reclassified to agree with current presentation.

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

December 31, 2009

2.	Significant accounting policies (cont’d…)

	(b)	Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant areas of estimate are the allowance for doubtful accounts, inventory obsolescence, the provision for future warranty costs, the estimated useful lives of equipment and intangible assets, the deferred tax valuation allowance, and assumptions used to determine the fair value of stock-based compensation. Actual results could differ from those estimates.

	(c)	Foreign currency translation

The functional and reporting currency of the Company and its wholly-owned subsidiary is the Canadian dollar. Accordingly, the financial statements are presented in Canadian dollars unless otherwise specified. Monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations.

	(d)	Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts on a specific account basis based on the credit risk of specific customers, historical trends and other information that management believes is indicative of future losses on accounts receivable. The allowance for doubtful accounts amounted to $337,475 (2008 - 336,775)

	(e)	Inventory

Raw materials and supplies are stated at the lower of cost or market (replacement cost). Cost is determined on the first-in, first-out basis. Work in process and finished goods are stated at the lower of average cost or market (net realizable value) Cost includes direct labor utilized in assembly and an allocation of plant overhead. A provision for obsolesence is recorded based upon a physical count of inventory. During the fourth quarter of 2009 the Company reduced its provision for obsolete inventory by approximately $150,000.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

2.	Significant accounting policies (cont’d…)

	(f)	Equipment

Equipment is stated at cost. Depreciation is recorded based on the estimated useful lives of the assets as follows:

Asset	Basis	Rate

Computer equipment	declining balance	30%
Office furniture and equipment	declining balance	20%
Leasehold improvements	straight-line	20%

(g)	Intangible assets

Intangible assets consist of intercom service agreements that are considered to have a definitive life. They are recorded at cost and are reviewed annually for impairment. On April 1, 2005, the Company began amortizing the cost on a straight-line basis over an estimated useful life of 10 years.

(h)	Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or group of assets to future net cash flows expected to be generated by the asset or group of assets. If such assets are considered to be impaired, an impairment provision is made based amount by which the carrying amount of the assets exceeds the fair value of the assets.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

2.	Significant accounting policies (cont’d…)

	(i)	Revenue recognition

Revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable. Sales or transfers to customers prior to these criteria being met are recorded as deferred revenue. Revenue from the installation of equipment is recognized when the installation has been completed, the fee is fixed and determinable, and collectability is considered probable.

Service revenue is recognized on a straight-line basis over the period covered by the service agreement only after there is a signed agreement to provide service, the service fee is fixed or determinable, and collectibility is probable. Cash received from customers, in advance of the service period, is recorded as deferred revenue.

	(j)	Research and development costs

Research and development costs have been expensed as incurred and are shown net of investment tax credits.

	(k)	Advertising costs

Advertising costs are expensed as incurred. Advertising costs amounted to $149,541 (2008 - $115,214).

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

December 31, 2009

2.	Significant accounting policies (cont’d…)

	(m)	Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, future income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences). Future income tax assets and liabilities are measured using enacted income tax rates expected to be recovered or settled. The effect on future income tax assets and liabiliites of a change in tax rates is included in income in the period in which the change occurs. The amount of future income tax assets recognized is limited to the amount that is more likely than not to be realized.

In July 2006, the FASB issued guideance that clarifies the recognition threshold and measurement of a tax position taken or expected to be taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. This guidance also provides for derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted these provisions on January 1, 2007.

	(n)	Net income (loss) per share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if stock options were exercised.

The weighted average number of common shares outstanding for computing basic net income (loss) per common share was 17,841,250 (2008 – 17,841,250). The weighted average number of common shares outstanding for computing diluted net income (loss) per common share was 17,841,250 (2008 – 17,841,250). For the year ended December 31, 2009, 3,363,800 shares (2008 – 3,363,800) attributable to the assumed exercise of outstanding options and 1,677,550 shares (2008 – 1,677,550) attributable to the assumed exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

2.	Significant accounting policies (cont’d…)

	(o)	Stock-based compensation

The Company records stock-based compensation based on the fair value recognition provisions whereby stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. The provisions apply to new stock options and stock options outstanding, but not yet vested.

	(p)	Comprehensive income

The Company has no items of other comprehensive income in any year presented. Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

	(q)	Adoption of new accounting pronouncements

In March 2008, the FASB issued guidance to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The guidance achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The guidance became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company beginning in the first quarter of 2009. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Guidance is effective for fiscal years beginning after December 15, 2008. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

2.	Significant accounting policies (cont’d…)

	(r)	Adoption of new accounting pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for estimating the fair value of assets and liabilities when the volume and level of activity associated with those assets and liabilities has decreased significantly. The guidance also requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The guidance requires entities to disclose the date through which subsequent events have been evaluated and the basis for the date. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 168”. Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following this, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. This will also modify the existing hierarchy of GAAP to include only two levels — authoritative and non- authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

2.	Significant accounting policies (cont’d…)

(s) Recent accounting pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software- enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company believes the adoption of this new guidance will not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance will not have a material impact on the financial statements.

3.	Inventory

	2009	2008
Raw materials	$237,463	$326,107
Work in process	106,457	29,830
Finished goods	282,646	200,635

	$626,566	$556,572

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

4.	Equipment

		Accumulated	Net book
2009	Cost	depreciation	value

Computer equipment	$110,838	$93,318	$17,520
Office furniture and equipment	77,269	55,034	22,235
Leasehold improvements	46,814	44,211	2,603

	$234,921	$192,563	$42,358

		Accumulated	Net book
2008	Cost	depreciation	value

Computer equipment	$110,838	$89,566	$21,272
Office furniture and equipment	77,269	41,999	35,270
Leasehold improvements	46,814	42,855	3,959

	$234,921	$174,420	$60,501

5.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At December 31, 2009, the Company held 1,577 service agreements (December 31, 2008 – 1,630) at a carrying value, net of accumulated amortization of $99,237 (December 31, 2008 - $78,345) of $109,684 (December 31, 2008 - $130,576). The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31:

2010	$20,892
2011	20,892
2012	20,892
2013	20,892
2014	20,892

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

6.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit of $18,703 (December 31, 2008 - $17,775) and amounts drawn under a bank credit facility of $200,000 (December 31, 2008 - $40,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of the Company’s assets under a general security agreement and the guarantee of two officers and directors supported by a pledge of personal property of one of the guarantors. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At December 31, 2009, the Company was in compliance with debt covenants.

7.	Due to stockholders

Amounts due to stockholders in the amount of $292,402 (2008, $392,402) are non-interest bearing, unsecured and have no fixed terms of repayment. Amounts due to stockholders are subordinated to amounts due on the company’s credit facility.

During the 2008 fiscal year, the President loaned the Company $100,000. The loan carried interest at 9.5% per annum, was unsecured and had no fixed terms of repayment. The loan was repaid during the fourth quarter of 2009.

8.	Notes payable

The notes bore interest at 8% per annum, were unsecured, and were fully repaid in July 2009.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

9.	Capital stock

(a)

Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any preferences that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. There was no preferred stock issued and outstanding at December 31, 2009 and 2008.

(b)

On April 16, 2007, the Company completed a private placement of 1,677,550 units, at a price of US$0.16 per unit, for gross proceeds of US$268,408. Each unit consisted of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional common share of the Company for US$0.25 per share until April 16, 2012.

On August 2, 2007, the Company granted 327,500 stock options with a five year term, Exercisable, at a price of US$0.40 per share, until August 1, 2012. The options vested immediately.

On October 15, 2009, the Company extended stock option agreements for 168,125 stock options under its 2001 and 2003 Stock Option Plans. The options have expiration dates of December 21, 2009 to December 21, 2015. Extended stock options were valued and accounted for using the incremental value method.

(c)

The Company has the following stock option plans which serve as equity incentive programs for management, qualified employees, members of the Board of Directors and independent advisors or consultants outstanding as at December 31, 2009:

(i)

The 2001 Stock Option Plan (the “2001 Plan”), which became effective on December 21, 2001, permits, at any one time, up to 1,500,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2009, the total number of stock options outstanding under the 2001 Plan is 1,001,925.

(ii)

The 2003 Stock Option Plan (the “2003 Plan”), which became effective on January 3, 2003 and amended on July 10, 2007 permits, at any one time, up to 2,935,510 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

9.	Capital stock (cont’d…)

The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2009, the total number of stock options outstanding under the 2003 Plan is 2,361,875.

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2007	3,363,800	US$0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2008	3,363,800	0.30
Granted	168,125	0.17
Exercised	-	-
Expired/cancelled	(168,125)	0.17
Outstanding at December 31, 2009	3,363,800	0.30

During the year ended December 31, 2009, the Company recorded the stock-based compensation expense of $19,198 (2008 - $Nil) related to the extension of 168,125 stock options, under the 2001 and 2003 Stock Option Plans originally expiring December 21, 2009 and extending the expiry date to December 21, 2015.

The weighted average fair value of stock options granted during the year ended December 31, 2009 was $0.17 (2008 - $Nil) per option. All options granted during the fiscal years presented vested upon granting.

The Company used the Black-Scholes option pricing model to compute estimated fair value of options granted during the year ended December 31, 2009 based on the following weighted average assumptions: average expected stock price volatility of 109%, expected dividend yield of 0%, risk-free interest rate of 2.77% and expected option life of 3 years.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

9.	Capital stock (cont’d…)

A summary of the stock options outstanding and exercisable at December 31, 2009 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise Price	Number	Contractual	Exercise	Intrinsic
		Life	Price	Value
			$	$

US$0.12	2,068,750	4.11 years	$0.12	144,812
$0.18	11,250	5.98 years	$0.18	113
$0.40	327,500	2.59 years	$0.40	-
$0.45	7,500	5.98 years	$0.45	-
$0.55	5,000	5.98 years	$0.55	-
$0.60	10,000	5.98 years	$0.60	-
$0.65	933,800	1.97 years	$0.65	-

	3,363,800	3.38 years	$0.30	$144,925

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.19 per share as of December 31, 2009 (2008 – US$0.07), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 31, 2009 was 2,080,000 (2008 – nil).

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

9.	Capital stock (cont’d…)

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
Exercise price
Outstanding at December 31, 2007	-	US$ -
Granted	1,677,550	0.25
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2008	1,677,550	0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2009	1,677,550	0.25

A summary of the warrants outstanding and exercisable at December 31, 2009 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	2.29 years	US$0.25

10.	Research and development

Research and development expenditures are recorded net of investment tax credits, which totaled $nil for the years ended December 31, 2009 and 2008.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

11.	Income taxes

(a) The provision for income taxes differs from the amount that would have resulted in applying the combined Canadian federal and statutory income tax rates as follows:

	2009	2008

Net income (loss) before income tax rates	$425,500	$(86,364)
Statutory income tax rate	30%	31%
Expected income tax expense (recovery) at statutory income tax rate	$127,650	$(26,773)
Non-deductible expenses and other items	228,255	139,593
Change in valuation allowance	(123,349)	76,359
Recognized investment tax credit	(232,556)	(189,179)

Income tax expense	$-	$-

(b)	Temporary differences that give rise to the following deferred income tax assets as follows:

	2009	2008
Equipment	$16,939	$12,899
Intangible assets	26,154	21,769
Investment tax credits (non-refundable)	402,215	507,518
Research and development costs	550,248	559,949
Warranty provision	74,230	91,000

	1,069,786	1,193,135
Valuation allowance	(1069,786)	(1,193,135)

Net future income tax assets	$-	$-

The Company has non-refundable federal investment tax credits of $272,139 (2008 -$337,619) which will expire up to 2028 and provincial investment tax credits of $130,076 (2008 - $169,899) ,which will expire up to 2018.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

The Company has unutilized scientific research and development costs of $2,200,992 (2008 - $2,153,651) which are available to reduce taxable income and income taxes payable in future years.

Management has determined that the realization of the deferred tax assets resulting from these tax pools and other temporary differences is uncertain at this time, and cannot be viewed as more likely than not. Accordingly, the Company has recorded a valuation allowance for the potential deferred tax asset.

The Company files income tax returns in Canada and the United States of America. The Company’s Canadian income tax returns for 2004 through 2009 are open tax years. The Company’s United States tax returns are open from 2004 through 2009. The Company has reviewed its tax filings for these years to identify the existence of any uncertain tax positions that would require recognition in the Company’s financial statements. The Company may from time to time be assesed interest or penalties by major jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and /or penalties, it has been classified in the financial statements as general and adminstrative expense.

12.	Commitments

The Company is committed to make minimum annual payments on its premises, automobiles, and office equipment operating leases that expire in 2015 as follows:

Year ending December 31:

2010	$108,432
2011	22,900
2012	7,602
2013	6,381
2014	6,381

Rent expense included in the statements of operations is $133,167 (2008 - $129,555).

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

13.	Changes in non-cash working capital balances

	2009	2008

Trade accounts receivable	$(597,918)	$34,770
Inventory	(69,994)	199,662
Prepaid expenses	4,637	(4,500)
Lease receivable	961	1,007
Accounts payable	(1,853)	(55,358)
Accrued liabilities	30,314	140,030
Deferred revenue	8,398	4,193

	$(625,455)	$319,804

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

14.	Segment information

	(a)	Operating segments:

The Company organizes its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications wiring to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and door access control systems.

The segments’ accounting policies are described in Note 2. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales.

December 31, 2009	Manufacturing	Servicing	Total

Sales to external customers	$3,324,306	$1,568,134	$4,892,440
Depreciation and amortization	18,145	20,892	39,037
Interest expense	13,438	800	14,238
Segment income (loss) before income taxes	243,823	181,677	425,500
Total assets	1,981,627	109,684	2,091,311

December 31, 2008	Manufacturing	Servicing	Total

Sales to external customers	$3,463,521	$1,638,913	$5,102,434
Depreciation and amortization	15,843	20,892	36,735
Interest expense	22,729	5,400	28,129
Segment income (loss) before income taxes	(252,243)	165,879	(86,364)
Total assets	1,468,251	130,576	1,598,827

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2009

14.	Segment information (cont’d.)

	(b)	Of the total revenues for the year ended December 31, 2009, $811,606 (2008 - $1,015,183) was derived from U.S.-based customers and $4,080,834 (2008 - $4,087,251) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

One of our customers represented 10.4% of total revenues in the year ended December 31, 2009. No customer represented more than 10% of total revenues in the year ended December 31, 2008.

	(d)	Products:

Enterphone sales represented 10% of total revenue during the year ended December 31, 2009 (2008 – 18%). MESH sales represented 61% of total revenue during the year ended December 31, 2009 (2008 – 52%). The balance of the Company’s revenues are derived from service agreements and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

15. Financial instruments

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