Form 10-Q
period 2010-03-31
VISCOUNT SYSTEMS INC
filed 2010-05-12
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

(604) 327-9446
Registrant’s telephone number

____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2010 the registrant’s outstanding common stock consisted of 17,841,250 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2010, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0158 for USD$1.0000 or CAD$1.0000 for USD$0.9844.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

MARCH 31, 2010

VISCOUNT SYSTEMS, INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$127,798	$124,378
Trade accounts receivable, less allowance for doubtful accounts
of $343,951 (2009 - $337,475)	1,091,859	1,182,434
Inventory (note 3)	714,530	626,566
Total current assets	1,934,187	1,933,378

Deposits	5,891	5,891
Equipment (note 4)	40,421	42,358
Intangible assets (note 5)	104,461	109,684

Total assets	$2,084,960	$2,091,311

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$140,105	$218,702
Accounts payable	189,282	155,840
Accrued liabilities	432,366	447,878
Deferred revenue	27,789	39,678
Due to stockholders (note 7)	292,402	292,402
Total current liabilities	1,081,944	1,154,500

Commitments (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized: 100,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 17,841,250 common shares (2009 - 17,841,250)	25,434	25,434
Additional paid-in capital	2,372,228	2,372,228
Accumulated deficit	(1,394,646)	(1,460,851)
Total stockholders' equity	1,003,016	936,811

Total liabilities and stockholders' equity	$2,084,960	$2,091,311

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended
	March 31
	2010	2009

Sales	$1,011,189	$1,070,644
Cost of sales	359,377	504,208
Gross profit	651,812	566,436

Expenses
Selling, general and administrative	534,062	522,985
Research and development	43,570	43,237
Depreciation and amortization	7,160	16,684
	584,792	582,906

Income (loss) before other items	67,020	(16,470)

Other items
Interest income	-	80
Interest expense	(815)	(3,763)
	(815)	(3,683)

Income (loss) before income taxes	66,205	(20,153)

Provision for income taxes	-	-

Net income (loss)	$66,205	$(20,153)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average number of common shares outstanding, Basic and diluted	17,841,250	17,841,250

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, December 31, 2009	17,841,250	$25,434	$2,372,228	$(1,460,851)	$936,811
					$-
Net income	-	-	-	66,205	$66,205

Balance, March 31, 2010	17,841,250	$25,434	$2,372,228	$(1,394,646)	$1,003,016

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Three months ended March 31

	2010	2009

Operating activities:
Net income (loss)	$66,205	$(20,153)
Items not involving cash:
Depreciation and amortization	7,160	16,684
Changes in non-cash working capital balances (note 10)	8,651	65,769
Net cash provided by (used in) operating activities	82,016	62,300

Financing activities:
Repayment of bank indebtedness	(78,596)	(20,911)
Repayment of notes payable	-	(30,000)
Net cash used in financing activities	(78,596)	(50,911)

Increase in cash	3,420	11,389

Cash, beginning of period	124,378	255,172

Cash, end of period	$127,798	$266,561

Supplementary information:
Interest paid	$815	$3,763
Income taxes paid	$-	$-

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

1.	Basis of presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and by Article 8-03 of Regulation S- X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. Readers of these statements should read the audited annual consolidated financial statements of the Company filed on Form 10-K for the year ended December 31, 2009 in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2010 or for any other interim period.

The financial information as at March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-K.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

2.	New accounting pronouncements

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

2.	New accounting pronouncements (cont’d…)

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

3.	Inventory

	March 31, December 31,
	2010	2009

Raw materials	$428,665	$237,463
Work in process	61,935	106,457
Finished goods	223,930	282,646

	$714,530	$626,566

4.	Equipment

		Accumulated	Net book
March 31, 2010	Cost	depreciation	value

Computer equipment	$110,838	$94,091	$16,747
Office furniture and equipment	77,269	55,930	21,339
Leasehold improvements	46,814	44,479	2,335

	$234,921	$194,500	$40,421

		Accumulated	Net book
December 31, 2009	Cost	depreciation	value

Computer equipment	$110,838	$93,318	$17,520
Office furniture and equipment	77,269	55,034	22,235
Leasehold improvements	46,814	44,211	2,603

	$234,921	$192,563	$42,358

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

5.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At March 31, 2010, the Company held 1,559 service agreements (December 31, 2009 – 1,577) at a cost, net of accumulated amortization of $104,460 (December 31, 2009 - $99,237), of $104,461 (December 31, 2009 - $109,684). The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31:

2010	$20,892
2011	20,892
2012	20,892
2013	20,892
2014	20,892

6.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit of $5,105 (December 31, 2009 - $18,703) and amounts drawn under a bank credit facility of $135,000 (December 31, 2009 - $200,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement and a pledge of personal property of a significant shareholder. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At March 31, 2010, the Company was in compliance with debt covenants.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

7.	Due to stockholders

Amounts due to stockholders in the amount of $292,402 (2009, $292,402) are non-interest bearing, unsecured and have no fixed terms of repayment. Amounts due to stockholders are subordinated to amounts due on the company’s credit facility.

During the 2008 fiscal year, the President loaned the Company $100,000. The loan carried interest at 9.5% per annum, was unsecured and had no fixed terms of repayment. The loan was repaid during the fourth quarter of 2009.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

8.	Capital stock
Stock Options
A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2009	3,363,800	US$0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at March 31, 2010	3,363,800	$0.30

A summary of the stock options outstanding and exercisable at March 31, 2010 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise Price	Number	Contractual	Exercise	Intrinsic
		Life	Price	Value

US$0.12	2,068,750	3.86 years	US$0.12	US$82,750
$0.18	11,250	5.73 years	$0.18	$ -
$0.40	327,500	2.34 years	$0.40	$ -
$0.45	7,500	5.73 years	$0.45	$ -
$0.55	5,000	5.73 years	$0.55	$ -
$0.60	10,000	5.73 years	$0.60	$ -
$0.65	933,800	1.73 years	$0.65	$ -

	3,363,800	3.14 years	$0.30	$82,750

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

8.	Capital stock (cont’d…)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.16 per share as of March 31, 2010 (December 31, 2009 – US$0.19), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of March 31, 2010 was 2,068,750 (March 31, 2009 – nil).

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2009	1,677,550	US$ 0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2010	1,677,550	0.25

A summary of the warrants outstanding and exercisable at March 31, 2010 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	2.05 years	US$0.25

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

9.	Changes in non-cash working capital balances

	Three months ended
	March 31,
	2010	2009

Trade accounts receivable	$90,575	$66,073
Inventory	(87,964)	111,433
Prepaid expenses	-	4,637
Lease receivable	-	301
Accounts payable	33,441	55,454
Accrued Liabilities	(15,512)	(163,016)
Deferred revenue	(11,889)	(9,113)

	$8,651	$65,769

10.	Commitments

The Company is committed to make minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2014 as follows:

Year or period ending December 31:

2010	$139,188
2011	160,482
2012	147,341
2013	65,025
2014	6,381

Rent expense included in the statements of operations for the three months ended March 31, 2010 is $33,668 (2009 - $32,765).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

11.	Segment information

	(a)	Operating segments:

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

For the three months ended March 31, 2010	Manufacturing	Servicing	Total

Sales to external customers	$664,175	$347,014	$1,011,189
Depreciation and amortization	1,937	5,223	7,160
Interest expense, net	815	-	815
Segment income(loss) before income taxes	(38,000)	104,205	66,205
Total assets	1,980,498	104,462	2,084,960

For the three months ended March 31, 2009	Manufacturing	Servicing	Total

Sales to external customers	$695,918	$374,726	$1,070,644
Depreciation and amortization	11,461	5,223	16,684
Interest expense, net	3,163	600	3,763
Segment income(loss) before income taxes	(115,564)	95,411	(20,153)
Total assets	1,285,736	125,353	1,411,089

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2010 and 2009

12.	Segment information (cont’d…)

	(b)	Of the total revenues for the three months ended March 31, 2010, $146,800 (2009 - $196,614) was derived from U.S.-based customers and $864,389 (2009 - $874,030) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

One customer represented approximately 11% of total revenues in the three months ended March 31, 2010. No customer represented more than 10% of total revenues in the three months ended March 31, 2009.

	(d)	Products and services:

Enterphone 2000 sales represented 6.5% of total revenue during the three months ended March 31, 2010 (2009 – 10%). MESH sales represented 61.3% of total revenue during the three months ended March 31, 2010 (2009 – 57%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2. Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended March 31, 2010 and 2009 were $1,011,189 and $1,070,644, respectively, a decrease of $59,455 or 5.5% . This decrease was due to decreased Enterphone sales. MESH sales for the three months ended March 31, 2010 and 2009 were $619,420 and $605,138, respectively, an increase of $14,282 or 2.4% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended March 31, 2010 and 2009 were $65,639 and $103,978, respectively, a decrease of $38,339 or 36.9% . As an older technology, Enterphone sales have been dropping for several years and negating much of our MESH growth. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. With MESH EPX, we can anticipate recovering our lost Enterphone revenue while continuing to increase our MESH business.

Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of our Enterphone products. For the three months ended March 31, 2010 and 2009, MESH sales were 61.3% and 56.5%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,559 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2010 and 2009, customer service contracts and new equipment sales generated aggregate sales revenues of $347,014 and $374,726, respectively, a decrease of $27,712 or 7.4% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,559 at March 31, 2010, as compared to 1,577 and 1,615 at December 31, 2009 and March 31, 2009, respectively. During the first quarter of 2010, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At March 31, 2010, the cost of the service agreements, net of accumulated amortization, was $104,461.

Cost of sales and services as a percentage of sales was 35.5% and 47.1% for the three months ended March 31, 2010 and 2009, respectively. Cost of sales has decreased considerably during these two comparative periods due to a combination of decreases in the overall costs for many MESH component parts and management’s continued focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended March 31, 2010 and 2009 was $651,812 and $566,436, respectively, an increase of $85,376 or 15.1% . This increase in gross profit corresponds with consistent sales and decreased cost of sales for the three months ended March 31, 2010.

Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 were $534,062 and $522,985, respectively, an increase of $11,077 or 2.1% . These two comparative periods were consistent. For the three months ended March 31, 2010 and 2009, selling, general and administrative expenses, as a percentage of sales, were 52.8% and 48.8%, respectively.

Research and development costs for the three months ended March 31, 2010 and 2009 were $43,570 and $43,237, respectively. These two comparative periods were consistent.

Income before income tax for the quarter ended March 31, 2010 was $66,205, as compared to loss before income tax of $(20,153) for the quarter ended March 31, 2009. This equates to an increase in quarter over quarter income of $86,358. The increase in profitability is the result of reductions in staffing costs, advertising, travel, tradeshow, various office expenses and the aforementioned reductions in input prices.

Liquidity and Capital Resources

Cash as of March 31, 2010, as compared to December 31, 2009 was $127,798 and $124,378, respectively. Cash as of March 31, 2009 was $266,561. We have a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At March 31, 2010, $140,105 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At March 31, 2010, working capital was $852,243, as compared to a working capital of $778,879 at December 31, 2009. Working capital has increased by $73,366. The current ratio at March 31, 2010 was 1.79 to 1.0, as compared with 1.67 to 1.0 at December 31, 2009.

The accounts receivable turnover ratio at March 31, 2010 was 91 days, as compared 61 days at December 31, 2009 and 42 days at March 31, 2009. The increase at March 31, 2010 and December 31, 2009 is caused in its entirety by one large accounts receivable from a large customer. Ignoring this receivable, the turnover ratio at March 31, 2010 would have been 51 days, which is more consistent with the 42 days at March 31, 2009. This consistency was due to consistent follow up and monitoring of slower paying accounts on a monthly basis by management. The accounts receivable reserve was $343,951 at March 31, 2010, as compared to $337,475 at December 31, 2009. The accounts receivable reserve has increased by $6,476 or 1.9%, since the year ended December 31, 2009. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the three months ended March 31, 2010, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of March 31, 2010.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

None.

Recently Issued Accounting Standards

There were no new accounting standards issued during this period ended March 31, 2009.

Item 4(T). Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2010. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2010, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: May 12, 2010	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer