Form 10-Q
period 2010-06-30
VISCOUNT SYSTEMS INC
filed 2010-07-30
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

_________________________________
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
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2010 the registrant’s outstanding common stock consisted of 17,841,250 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2010, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0646 for USD$1.0000 or CAD$1.0000 for USD$0.9393.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

June 30, 2010

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$125,111	$124,378
Trade accounts receivable, less allowance for doubtful accounts of $336,893 (2009 - $337,475)	784,476	1,182,434
Inventory (note 3)	712,107	626,566
Total current assets	1,621,694	1,933,378

Deposits	5,891	5,891
Equipment (note 4)	38,583	42,358
Intangible assets (note 5)	99,237	109,684

Total assets	$1,765,405	$2,091,311
	.
Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$54,505	$218,702
Accounts payable	103,745	155,840
Accrued liabilities	400,749	447,878
Deferred revenue	40,473	39,678
Due to stockholders (note 7)	292,402	292,402
Total current liabilities	891,874	1,154,500

Commitments (note 10)

Stockholders' equity
Capital stock (note 8)
Authorized: 100,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 17,841,250 common shares (2009 - 17,841,250)	25,434	25,434
Additional paid-in capital	2,372,228	2,372,228
Accumulated deficit	(1,524,131)	(1,460,851)
Total stockholders' equity	873,531	936,811

Total liabilities and stockholders' equity	$1,765,405	$2,091,311

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Sales	$893,872	$1,289,926	$1,905,061	$2,360,570
Cost of sales	405,509	539,135	764,886	1,043,343
Gross profit	488,363	750,791	1,140,175	1,317,227

Expenses
Selling, general and administrative	552,465	597,913	1,086,527	1,120,898
Research and development	57,134	62,628	100,704	105,865
Depreciation and amortization	7,059	7,571	14,219	24,255
	616,658	668,112	1,201,450	1,251,018

Income (loss) before other items	(128,295)	82,679	(61,275)	66,209

Other items
Interest income	1	10	1	90
Interest expense	(1,191)	(3,712)	(2,006)	(7,475)
	(1,190)	(3,702)	(2,005)	(7,385)

Income (loss) before income taxes	(129,485)	78,977	(63,280)	58,824

Provision for income taxes	-	-	-	-

Net income (loss)	$(129,485)	$78,977	$(63,280)	$58,824

Basic and diluted income (loss) per common share	$(0.01)	$0.00	$(0.00)	$0.01

Weighted average number of common shares outstanding, Basic and diluted	17,841,250	17,841,250	17,841,250	17,841,250

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2009	17,841,250	$25,434	$2,372,228	$(1,460,851)	$936,811
Net loss	-	-	-	(63,280)	(63,280)
Balance, June 30, 2010	17,841,250	$25,434	$2,372,228	$(1,524,131)	$873,531

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Six months ended June 30

	2010	2009

Operating activities:
Net income (loss)	$(63,280)	$58,824
Items not involving cash:
Depreciation and amortization	14,219	24,255
Changes in non-cash working capital balances (note 9)	213,988	(161,215)
Net cash provided by (used in) operating activities	164,927	(78,136)

Investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from (repayment of) bank indebtedness	(164,194)	149,862
Repayment of stockholder loan	-	(53,000)
Repayment of notes payable	-	(45,000)
Net cash provided by (used in) financing activities	(164,194)	51,862

Increase (decrease) in cash	733	(26,274)

Cash, beginning of period	124,378	255,172

Cash, end of period	$125,111	$228,898

Supplementary information:
Interest paid	$2,006	$7,475
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

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

The financial information as at June 30, 2010 and for the three month and six month periods ended June 30, 2010 and 2009 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-K.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

2.	New accounting pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition which is effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company believes the adoption of this new guidance will not have a material impact on the financial statements.

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

3.	Inventory

	June 30, December 31,
	2010	2009

Raw materials	$393,478	$237,463
Work in process	56,626	106,457
Finished goods	262,003	282,646

	$712,107	$626,566

4.	Equipment

		Accumulated	Net book
June 30, 2010	Cost	depreciation	value

Computer equipment	$110,838	$94,808	$16,030
Office furniture and equipment	77,269	56,781	20,488
Leasehold improvements	46,814	44,749	2,065

	$234,921	$196,335	$38,583

		Accumulated	Net book
December 31, 2009	Cost	depreciation	value

Computer equipment	$110,838	$93,318	$17,520
Office furniture and equipment	77,269	55,034	22,235
Leasehold improvements	46,814	44,211	2,603

	$234,921	$192,563	$42,358

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

5.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At June 30, 2010, the Company held 1,539 service agreements (December 31, 2009 – 1,577) at a cost, net of accumulated amortization of $109,683 (December 31, 2009 - $99,237), of $99,237 (December 31, 2009 - $109,684). The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31:

2010	$20,892
2011	20,892
2012	20,892
2013	20,892
2014	20,892

6.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit of $14,505 (December 31, 2009 - $18,703) and amounts drawn under a bank credit facility of $40,000 (December 31, 2009 - $200,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement and a pledge of personal property of a significant shareholder. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At June 30, 2010, the Company was in compliance with debt covenants.

7.	Due to stockholders

Amounts due to stockholders in the amount of $292,402 (2009, $292,402) are non-interest bearing, unsecured and have no fixed terms of repayment. Amounts due to stockholders are subordinated to amounts due on the company’s credit facility.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

7.	Due to stockholders (cont’d…)

During the 2008 fiscal year, the President loaned the Company $100,000. The loan carried interest at 9.5% per annum, was unsecured and had no fixed terms of repayment. The loan was repaid during the fourth quarter of 2009.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

8.	Capital stock

Stock Options

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2009	3,363,800	US$0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at June 30, 2010	3,363,800	$0.30

A summary of the stock options outstanding and exercisable at June 30, 2010 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise Price	Number	Contractual	Exercise	Intrinsic
		Life	Price	Value

US$0.12	2,068,750	3.61 years	US$0.12	US $-
$0.18	11,250	5.48 years	$0.18	$ -
$0.40	327,500	2.09 years	$0.40	$ -
$0.45	7,500	5.48 years	$0.45	$ -
$0.55	5,000	5.48 years	$0.55	$ -
$0.60	10,000	5.48 years	$0.60	$ -
$0.65	933,800	1.48 years	$0.65	$ -

	3,363,800	2.89 years	$0.30	$-

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

8.	Capital stock (cont’d…)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.12 per share as of June 30, 2010 (December 31, 2009 –US$0.19), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2010 was nil (June 30, 2009 – nil).

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2009	1,677,550	US$ 0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2010	1,677,550	0.25

A summary of the warrants outstanding and exercisable at June 30, 2010 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	1.80 years	US$0.25

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

9.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2010	2009

Trade accounts receivable	$397,958	$(281,617)
Inventory	(85,541)	146,018
Prepaid expenses	-	4,637
Lease receivable	-	577
Accounts payable	(52,095)	54,569
Accrued Liabilities	(47,129)	(91,579)
Deferred revenue	795	6,180

	$213,988	$(161,215)

10.	Commitments

The Company is committed to make minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2014 as follows:

Year or period ending December 31:

2010	$102,309
2011	160,482
2012	147,341
2013	65,025
2014	6,381

Rent expense included in the statements of operations for the three months ended June 30, 2010 is $33,668 (2009 - $33,066) and for the six months ended June 30, 2010 is $67,491 (2009 - $65,831).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

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

For the three months ended June 30, 2010	Manufacturing	Servicing	Total

Sales to external customers	$621,113	$272,759	$893,872
Depreciation and amortization	1,836	5,223	7,059
Interest expense, net	1,191	-	1,191
Segment income before income taxes	(158,671)	29,186	(129,485)
Total assets	1,666,168	99,238	1,765,406

For the three months ended June 30, 2009	Manufacturing	Servicing	Total

Sales to external customers	$960,457	$329,469	$1,289,926
Depreciation and amortization	2,348	5,223	7,571
Interest expense, net	3,512	200	3,712
Segment loss before income taxes	33,329	45,648	78,977
Total assets	1,558,553	120,130	1,678,683

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

12.	Segment information (cont’d…)

For the six months ended June 30, 2010	Manufacturing	Servicing	Total

Sales to external customers	$1,285,288	$619,773	$1,905,061
Depreciation and amortization	3,773	10,446	14,219
Interest expense, net	2,006	-	2,006
Segment income (loss) before income taxes	(196,671)	133,391	(63,280)
Total assets	1,666,168	99,238	1,765,406

For the six months ended June 30, 2009	Manufacturing	Servicing	Total

Sales to external customers	$1,656,375	$704,195	$2,360,570
Depreciation and amortization	13,809	10,446	24,255
Interest expense, net	6,675	800	7,475
Segment loss before income taxes	(82,235)	141,059	58,824
Total assets	1,558,553	120,130	1,678,683

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2010 and 2009

12.	Segment information (cont’d…)

	(b)	Of the total revenues for the six months ended June 30, 2010, $303,799 (2009 - $430,285) was derived from U.S.-based customers and $1,601,262 (2009 - $1,930,285) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either of the six months ended June 30, 2010 and 2009.

	(d)	Products and services:

Enterphone 2000 sales represented 8.6% of total revenue during the six months ended June 30, 2010 (2009 – 10.1%). MESH sales represented 57.2% of total revenue during the six months ended June 30, 2010 (2009 – 59%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2. Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended June 30, 2010 and 2009 were $893,872 and $1,289,926, respectively, a decrease of $396,054 or 30.7% . Sales for the six months ended June 30, 2010 and 2009 were $1,905,061 and $2,360,570, respectively, a decrease of $455,509 or 19.3% . This decrease was due partly to a slower U.S. and Canadian economy, resulting in decreased sales of our MESH and Enterphone units, and a shortage of certain inventory components to fill significant orders. MESH sales for the three months ended June 30, 2010 and 2009 were $471,092 and 797,803, respectively, a decrease of $326,711 or 41.0% . MESH sales for the six months ended June 30, 2010 and 2009 was $1,090,512 and $1,402,941, respectively, a decrease of $312,429 or 22.3% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended June 30, 2010 and 2009 were $97,296 and $134,476, respectively, a decrease of $37,180 or 27.6% . Enterphone 2000 sales for the six months ended June 30, 2010 and 2009 were $162,935 and $238,454, respectively, a decrease of $75,519 or 31.7% . As an older technology, Enterphone sales have been dropping for several years. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. With MESH EPX, we can anticipate recovering our lost Enterphone revenue while continuing to increase our MESH business.

Management believes that sales of the MESH product will continue to represent a significant proportion of total sales relative to sales of our Enterphone products. For the six months ended June 30, 2010 and 2009, MESH sales were 57.2% and 59.4%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,539 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2010 and 2009, customer service contracts and new equipment sales generated aggregate sales revenues of $619,773 and $704,195, respectively, a decrease of $84,422 or 12.0% . These sales included MESH sales by the service division.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,539 at June 30, 2010, as compared to 1,577 and 1,598 at December 31, 2009 and June 30, 2009, respectively. During the first two quarters of 2010, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At June 30, 2010, the cost of the service agreements, net of accumulated amortization, was $99,238.

Cost of sales and services as a percentage of sales was 45.4% and 41.8% for the three months ended June 30, 2010 and 2009, respectively. Cost of sales and services as a percentage of sales was 40.2% and 44.2% for the six months ended June 30, 2010 and 2009, respectively. Cost of sales has changed during these two comparative periods due to a combination of increases and decreases in the overall costs for many MESH component parts and management’s continued focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended June 30, 2010 and 2009 was $488,363 and $750,791, respectively, a decrease of $262,428 or 35.0% . For the six months ended June 30, 2010 and 2009, gross profit was $1,140,175 and $1,317,227, respectively, a decrease of $177,052 or 13.4% . This decrease in gross profit corresponds with decreased sales and changes in product mix for the three and six months ended June 30, 2010.

Selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 were $552,465 and $597,913, respectively, a decrease of $45,448 or 7.6% . Selling, general and administrative expenses for the six months ended June 30, 2010 and 2009 were $1,086,527 and $1,120,898, respectively, a decrease of $34,371 or 3.1% . These two comparative periods were consistent. For the six months ended June 30, 2010 and 2009, selling, general and administrative expenses, as a percentage of sales, were 57.0% and 47.5%, respectively.

Research and development costs for the three months ended June 30, 2010 and 2009 were $57,134 and $62,628, respectively, a decrease of $5,494 or 8.8% . Research and development costs for the six months ended June 30, 2010 and 2009 were $100,704 and $105,865, respectively, a decrease of $5,161 or 4.9% .. These two comparative periods were consistent.

Loss before income tax for the quarter ended June 30, 2010 was $(129,485), as compared to income before income tax of $78,977 for the quarter ended June 30, 2009. This equates to a decrease in quarter over quarter income of $208,462. Loss before income tax for the six months ended June 30, 2010 was $(63,280), as compared to income before income tax of $58,824 for the six months ended June 30, 2009. This equates to a decrease in six month period over six month period income of $122,104. The decrease in profitability was the result of fewer sales due to the poor economy and delivery problems from our main supplier, offset by reductions in staffing costs, advertising, travel, tradeshow, various office expenses and the aforementioned reductions in input prices.

Liquidity and Capital Resources

Cash as of June 30, 2010, as compared to December 31, 2009 was $125,111 and $124,378, respectively. Cash as of June 30, 2009 was $228,898. The Company has a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At June 30, 2010, $54,505 was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At June 30, 2010, working capital was $729,820, as compared to a working capital of $778,879 at December 31, 2009. Working capital has decreased by $49,059. The current ratio at June 30, 2010 was 1.82 to 1.0, as compared with 1.67 to 1.0 at December 31, 2009.

The accounts receivable turnover ratio at June 30, 2010 was 91 days, as compared 61 days at December 31, 2009 and 46 days at June 30, 2009. The increase at June 30, 2010 and December 31, 2009 is caused in its entirety by one large accounts receivable from a large customer. Ignoring this receivable, the turnover ratio at June 30, 2010 would have been 48 days, which is more consistent with the 46 days at June 30, 2009. This consistency was due to consistent follow up and monitoring of slower paying accounts on a monthly basis by management. The accounts receivable reserve was $336,893 at June 30, 2010, as compared to $337,475 at December 31, 2009. The accounts receivable reserve has remained consistent, since the year ended December 31, 2009. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the six months ended June 30, 2010, there were no capital expenditures.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We may require additional funds to support the development and marketing of our new MESH product. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

We do not have any material commitments for capital expenditures as of June 30, 2010.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

None.

Recently Issued Accounting Standards

There were no new accounting standards issued during the period ended June 30, 2010 that are expected to have a material impact on the Company.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2010. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2010, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: July 30, 2010	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer