Form 10-Q
period 2010-09-30
VISCOUNT SYSTEMS INC
filed 2010-11-04
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

_____________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No[ ]

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No[ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filed [ ] Smaller reporting company [X]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ]  No[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of September 30, 2010 the registrant’s outstanding common stock consisted of 17,841,250 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2010, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0290 for USD$1.0000 or CAD$1.0000 for USD$0.9718.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

September 30, 2010

VISCOUNT SYSTEMS, INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$461,656	$124,378
Trade accounts receivable, less allowance for doubtful accounts of $204,807 (2009 - $337,475)	573,276	1,182,434
Inventory (note 3)	617,138	626,566
Total current assets	1,652,071	1,933,378

Deposits	5,891	5,891
Equipment (note 4)	36,841	42,358
Intangible assets (note 5)	94,015	109,684

Total assets	$1,788,817	$2,091,311

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$-	$218,702
Accounts payable	185,614	155,840
Accrued liabilities	445,208	447,878
Deferred revenue	31,444	39,678
Due to stockholders (note 7)	292,402	292,402
Total current liabilities	954,668	1,154,500

Commitments (note 10)

Stockholders' equity Capital stock (note 8) Authorized: 100,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share Issued and outstanding: 17,841,250 common shares (2009 - 17,841,250)	25,434	25,434
Additional paid-in capital	2,372,228	2,372,228
Accumulated deficit	(1,563,512)	(1,460,851)
Total stockholders' equity	834,150	936,811

Total liabilities and stockholders' equity	$1,788,817	$2,091,311

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Sales	$1,052,658	$1,478,348	$2,957,718	$3,838,918
Cost of sales	499,191	607,703	1,264,077	1,651,046
Gross profit	553,467	870,645	1,693,641	2,187,872

Expenses
Selling, general and administrative	451,795	650,826	1,538,323	1,771,724
Research and development	133,757	71,854	234,461	177,719
Depreciation and amortization	6,965	7,448	21,184	31,703
	592,517	730,128	1,793,968	1,981,146

Income (loss) before other items	(39,050)	140,517	(100,327)	206,726

Other items
Interest income	9	4	10	94
Interest expense	(338)	(4,839)	(2,344)	(12,314)
	(329)	(4,835)	(2,334)	(12,220)

Income (loss) before income taxes	(39,379)	135,682	(102,661)	194,506

Provision for income taxes	-	-	-	-

Net income (loss)	$(39,379)	$135,682	$(102,661)	$194,506

Basic and diluted income (loss) per common share	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average number of common shares outstanding, Basic and diluted	17,841,250	17,841,250	17,841,250	17,841,250

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

Nine months ended September 30

	2010	2009

Operating activities:
Net income (loss)	$(102,661)	$194,506
Items not involving cash:
Depreciation and amortization	21,186	31,703
Changes in non-cash working capital balances (note 9)	637,455	(208,521)
Net cash provided by operating activities	555,980	17,688

Financing activities:
Proceeds from (repayment of) bank indebtedness	(218,702)	96,554
Repayment of stockholder loan	-	(73,000)
Repayment of notes payable	-	(50,000)
Net cash used in financing activities	(218,702)	(26,446)

Increase (decrease) in cash	337,278	(8,758)

Cash, beginning of period	124,378	255,172

Cash, end of period	$461,656	$246,414

Supplementary information:
Interest paid	$2,344	$7,475
Income taxes paid	$-	$-

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2009	17,841,250	$25,434	$2,372,228	$(1,460,851)	$936,811
Net loss	-	-	-	(102,661)	(102,661)
Balance, September 30, 2010	17,841,250	$25,434	$2,372,228	$(1,563,512)	$834,150

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

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

The financial information as at September 30, 2010 and for the three month and nine month periods ended September 30, 2010 and 2009 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-K.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

2.	New accounting pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition which was effective beginning July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of this new guidance has not had a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which was effective beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of this new guidance has not had a material impact on the financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

3.	Inventory

	September 30,	December 31,
	2010	2009

Raw materials	$328,104	$237,463
Work in process	28,144	106,457
Finished goods	260,890	282,646

	$617,138	$626,566

4.	Equipment

		Accumulated	Net book
September 30, 2010	Cost	depreciation	value

Computer equipment	$110,838	$95,473	$15,365
Office furniture and equipment	77,269	57,593	19,676
Leasehold improvements	46,814	45,014	1,800

	$234,921	$198,080	$36,841

		Accumulated	Net book
December 31, 2009	Cost	depreciation	value

Computer equipment	$110,838	$93,318	$17,520
Office furniture and equipment	77,269	55,034	22,235
Leasehold improvements	46,814	44,211	2,603

	$234,921	$192,563	$42,358

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

5.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At September 30, 2010, the Company held 1,512 service agreements (December 31, 2009 – 1,577) at a cost, net of accumulated amortization of $114,906 (December 31, 2009 - $99,237), of $94,015 (December 31, 2009 - $109,684). The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31:

2010	$20,892
2011	20,892
2012	20,892
2013	20,892
2014	20,892

6.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit of $Nil (December 31, 2009 - $18,703) and amounts drawn under a bank credit facility of $Nil (December 31, 2009 - $200,000) available to a maximum of $500,000. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement and a pledge of personal property of a significant shareholder. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. The Company is also allowed to draw on the credit facility up to 75% of accounts receivable less than 90 days. At September 30, 2010, the Company was in compliance with debt covenants.

7.	Due to stockholders

Amounts due to stockholders in the amount of $292,402 (2009, $292,402) are non-interest bearing, unsecured and have no fixed terms of repayment. Amounts due to stockholders are subordinated to amounts due on the company’s credit facility.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

7.	Due to stockholders (cont’d…)

During the 2008 fiscal year, the President loaned the Company $100,000. The loan carried interest at 9.5% per annum, was unsecured and had no fixed terms of repayment. The loan was repaid during the fourth quarter of 2009.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

8.	Capital stock

Stock Options

A summary of the stock option activity is as follows:

	Number of options	Weighted average
		Exercise price
Outstanding at December 31, 2009	3,363,800	US$0.30
Granted	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at September 30, 2010	3,363,800	$0.30

A summary of the stock options outstanding and exercisable at September 30, 2010 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise Price	Number	Contractual	Exercise	Intrinsic
		Life	Price	Value

US$0.12	2,068,750	3.36 years	US$0.12	US $-
$0.18	11,250	5.23 years	$0.18	$ -
$0.40	327,500	1.84 years	$0.40	$ -
$0.45	7,500	5.23 years	$0.45	$ -
$0.55	5,000	5.23 years	$0.55	$ -
$0.60	10,000	5.23 years	$0.60	$ -
$0.65	933,800	1.22 years	$0.65	$ -

	3,363,800	2.63 years	$0.30	$-

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

8.	Capital stock (cont’d…)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.10 per share as of September 30, 2010 (December 31, 2009 – US$0.19), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2010 was nil (September 30, 2009 – nil).

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2009	1,677,550	US$ 0.25
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2010	1,677,550	0.25

A summary of the warrants outstanding and exercisable at September 30, 2010 is as follows:

Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	1.55 years	US$0.25

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

9.	Changes in non-cash working capital balances

	Nine months ended
	September 30,
	2010	2009

Trade accounts receivable	$609,158	$(480,089)
Inventory	9,428	260,550
Prepaid expenses	-	4,637
Lease receivable	-	857
Accounts payable	29,773	97,086
Accrued Liabilities	(2,670)	(88,369)
Deferred revenue	(8,234)	(3,193)

	$637,455	$(208,521)

10.	Commitments

The Company is committed to make minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2014 as follows:

Year or period ending December 31:

2010	$44,848
2011	160,482
2012	147,341
2013	65,025
2014	6,381

Rent expense included in the statements of operations for the three months ended September 30, 2010 is $34,133 (2009 - $33,668) and for the nine months ended September 30, 2010 is $101,624 (2009 - $99,499).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

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

For the three months ended September 30, 2010	Manufacturing	Servicing	Total

Sales to external customers	$726,922	$325,736	$1,052,658
Depreciation and amortization	1,742	5,223	6,965
Interest expense, net	338	-	338
Segment income before income taxes	(180,918)	141,538	(39,380)
Total assets	1,694,802	94,015	1,788,817

For the three months ended September 30, 2009	Manufacturing	Servicing	Total

Sales to external customers	$949,818	$528,530	$1,478,348
Depreciation and amortization	2,225	5,223	7,448
Interest expense, net	4,839	-	4,839
Segment loss before income taxes	28,952	106,730	135,682
Total assets	1,657,504	114,907	1,772,411

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

12.	Segment information (cont’d…)

For the nine months ended September 30, 2010	Manufacturing	Servicing	Total

Sales to external customers	$2,012,210	$945,509	$2,957,719
Depreciation and amortization	5,515	15,669	21,184
Interest expense, net	2,344	-	2,344
Segment income (loss) before income taxes	(377,589)	274,929	(102,661)
Total assets	1,694,802	94,015	1,788,817

For the nine months ended September 30, 2009	Manufacturing	Servicing	Total

Sales to external customers	$2,606,193	$1,232,725	$3,838,918
Depreciation and amortization	16,034	15,669	31,703
Interest expense, net	11,514	800	12,314
Segment loss before income taxes	(53,283)	247,789	194,506
Total assets	1,657,504	114,907	1,772,411

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2010 and 2009

12.	Segment information (cont’d…)

	(b)	Of the total revenues for the nine months ended September 30, 2010, $448,833 (2009 - $693,560) was derived from U.S.-based customers and $2,508,886 (2009 - $3,145,358) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either of the nine months ended September 30, 2010 and 2009.

	(d)	Products and services:

Enterphone 2000 sales represented 7.7% of total revenue during the nine months ended September 30, 2010 (2009 – 8.3%). MESH sales represented 56.4% of total revenue during the nine months ended September 30, 2010 (2009 – 63.2%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2. Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended September 30, 2010 and 2009 were $1,052,658 and $1,478,348, respectively, a decrease of $425,690 or 28.8% . Sales for the nine months ended September 30, 2010 and 2009 were $2,957,719 and $3,838,918, respectively, a decrease of $881,199 or 23.0% . This decrease was due to a slower U.S. and Canadian economy, resulting in decreased sales of our MESH and Enterphone units. MESH sales for the three months ended September 30, 2010 and 2009 were $576,610 and 1,024,743, respectively, a decrease of $448,133 or 43.7% . MESH sales for the nine months ended September 30, 2010 and 2009 was $1,667,123 and $2,427,684, respectively, a decrease of $760,561 or 31.3% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended September 30, 2010 and 2009 were $66,245 and $80,156, respectively, a decrease of $13,911 or 17.4% .. Enterphone 2000 sales for the nine months ended September 30, 2010 and 2009 were $229,180 and $318,610, respectively, a decrease of $89,430 or 28.1% . As an older technology, Enterphone sales have been dropping for several years. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies.

Management believes that sales of the MESH product will continue to represent a significant proportion of total sales relative to sales of our Enterphone products. For the nine months ended September 30, 2010 and 2009, MESH sales were 56.4% and 63.2%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,512 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2010 and 2009, customer service contracts and new equipment sales generated aggregate sales revenues of $945,509 and $1,232,725, respectively, a decrease of $287,216 or 23.3% . These sales included MESH sales by the service division. Sales decreased due to a slower Canadian economy.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,512 at September 30, 2010, as compared to 1,577 and 1,587 at December 31, 2009 and September 30, 2009, respectively. During the first two quarters of 2010, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At September 30, 2010, the cost of the service agreements, net of accumulated amortization, was $94,015.

Cost of sales and services as a percentage of sales was 47.4% and 41.1% for the three months ended September 30, 2010 and 2009, respectively. Cost of sales and services as a percentage of sales was 42.7% and 43.0% for the nine months ended September 30, 2010 and 2009, respectively. Cost of sales has changed during these two comparative periods due to a combination of increases and decreases in the overall costs for many MESH component parts and management’s continued focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended September 30, 2010 and 2009 was $553,467 and $870,645, respectively, a decrease of $317,178 or 36.4% . For the nine months ended September 30, 2010 and 2009, gross profit was $1,693,641 and $2,187,872, respectively, a decrease of $494,231 or 22.6% . This decrease in gross profit corresponds with decreased sales and changes in product mix for the three and nine months ended September 30, 2010.

Selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 were $451,795 and $650,826, respectively, a decrease of $199,031 or 30.6% . Selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 were $1,538,323 and $1,771,724, respectively, a decrease of $233,401 or 13.2% . The Company was focused on reducing various selling, general and administrative expenses to improve our net loss position. For the nine months ended September 30, 2010 and 2009, selling, general and administrative expenses, as a percentage of sales, were 52.0% and 46.1%, respectively.

Research and development costs for the three months ended September 30, 2010 and 2009 were $133,757 and $71,854, respectively, an increase of $61,903 or 86.2% . Research and development costs for the nine months ended September 30, 2010 and 2009 were $234,461 and $177,719, respectively, an increase of $56,742 or 31.9% . Research and development costs increased due to additional costs incurred to develop a new MESH related product.

Loss before income tax for the quarter ended September 30, 2010 was $(39,379), as compared to income before income tax of $135,682 for the quarter ended September 30, 2009. This equates to a decrease in quarter over quarter income of $175,061. Loss before income tax for the nine months ended September 30, 2010 was $(102,661), as compared to income before income tax of $194,506 for the nine months ended September 30, 2009. This equates to a decrease in nine month period over nine month period income of $297,167. The decrease in profitability was the result of fewer sales due to the poor U.S. and Canadian economy, offset by reductions in staffing costs, advertising, travel, tradeshow, various office expenses and the aforementioned reductions in input prices.

Liquidity and Capital Resources

Cash as of September 30, 2010, as compared to December 31, 2009 was $461,656 and $124,378, respectively. Cash as of September 30, 2009 was $246,414. The Company has a bank credit facility available for an operating loan of up to a maximum of $500,000 at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At September 30, 2010, $nil was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At September 30, 2010, working capital was $697,403, as compared to a working capital of $778,878 at December 31, 2009. Working capital has decreased by $81,475. The current ratio at September 30, 2010 was 1.73 to 1.0, as compared with 1.67 to 1.0 at December 31, 2009.

The accounts receivable turnover ratio at September 30, 2010 was 78 days, as compared 61 days at December 31, 2009 and 51 days at September 30, 2009. The increase at September 30, 2010, as compared to December 31, 2009 and September 30, 2009 was due to less proportionate sales to outstanding receivables at September 30, 2010, resulting in a greater time period where receivables remain outstanding. Management continues to follow up and monitor slower paying accounts on a monthly basis. The accounts receivable reserve was $204,807 at September 30, 2010, as compared to $337,475 at December 31, 2009, a decrease of $132,668. This reduction was the result of collecting some significant outstanding debt from some older accounts. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the nine months ended September 30, 2010, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2010.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

None.

Recently Issued Accounting Standards

There were no new accounting standards issued during the period ended September 30, 2010 that are expected to have a material impact on the Company.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2010. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2010, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Date: November 4, 2010	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer