Form 10-K
period 2010-12-31
VISCOUNT SYSTEMS INC
filed 2011-03-21
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State issuer’s revenues for its most recent fiscal year: $3,916,924 ($3,895,773 in Canadian dollars converted at an exchange rate of US$1.0054/CDN$ 1.000) .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,140,950 as at June 30, 2010.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,841,250 shares of common stock as at March 15, 2011.

2

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2010.

3

Form 10-K

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

	High	Low
February 2011	0.9984	0.9710
January 2011	1.0060	0.9848
December 2010	1.0216	0.9931
November 2010	1.0286	0.9980
October 2010	1.0374	0.9986
September 2010	1.0604	1.0216

The following table sets out the exchange rate information as at each of the years ended December 31, 2010 and 2009.

	Year Ended December 31

	2010	2009
Rate at end of Period	0.9946	1.0510
Average Rate during Period	1.0299	1.1420
Low	0.9931	1.0251
High	1.0848	1.3066

Item 1. BUSINESS

GENERAL

The Company is a manufacturer, developer and service provider of access control security products. In 2010, commercial sales of its MESH product line accounted for over 50% of its total sales. MESH (Multimedia Embedded Security Hub) was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management.

In addition to MESH, the Company’s current access control and security product lines include the following: Enterphone 2000, a building intercom; Entercheck, a card access system; RadioClik and InfraClik, radio frequency and infrared remote controls; Elektra, liquid crystal display intercom panels; EmerPhone, emergency telephone entry systems; and various accessories. The Company also has a service division that provides service for the Enterphone 2000. We currently have 1,482 service agreements in place.

The Company’s website address is www.viscount.com. All periodic and current reports are available, free of charge, on the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Electronic or paper copies of the Company’s filings are also available, free of charge, upon request.

BUSINESS OVERVIEW

The Company designs, manufactures and services access control and security products, including intercom and door access control systems and emergency communications systems. These systems use telecommunications wiring to control access to buildings and other facilities for security purposes. Much of the Company’s current revenues are now derived from sales of the MESH product line. Service sales from the Company’s existing 1,482 service agreements also continue to provide a significant source of revenues.

MESH is now the Company’s leading sales product, accounting for 54.3% of total sales for the year ended December 31, 2010. MESH technology is based on a proprietary software platform that can be used for a variety of security and access control applications as well as communication functions. The technology represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 access points per controller. A building access system using the MESH technology can control several hundred points of access from a single remote hardware and software platform. The technology also allows several previously independent building control systems to be hosted on a single hardware and software platform. The Company’s proprietary MESH software is designed to be modular, permitting additional applications to be added as modules, each operating other building and area control systems and high technology requirements.

Enterphone sales have decreased over the past few years, due to the emergence of MESH, accounting for 9.0% of total sales for the year ended December 31, 2010. Enterphone is a building access control system that uses a building’s internal phone wiring thereby avoiding use of telephone utility services. The Company’s products include access control panels that use the Enterphone technology. The Company’s control panels are typically installed at entrances to apartment buildings, government facilities, and other buildings and facilities where security concerns require access control systems. The control panels are sold in various formats and with varying features and capabilities. The Company’s Enterphone technology control panels are sold through an established distribution network, and can be found installed in approximately 35,000 buildings throughout North America. The Company also packages and sells access control and security products that are complementary to its Enterphone product, including card access systems, radio frequency remote controls, intercom monitors and closed circuit cameras.

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

For the year ended December 31, 2010, approximately 15% of total sales of the Company’s products and services were generated in the United States and 85% in Canada. This represents a change from 2009, where sales to the United States and Canada were 17% and 83%, respectively. Information on the Company’s existing products can be viewed on our website at www.viscount.com.

Enterphone Access Control Products

Historically, the Company’s principal product was the Enterphone intercom and access control system. Enterphone is the Company’s patented building entry control system that uses a building’s internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building’s internal phone wiring by the Company’s Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes the Company’s Enterphone system distinct from other “dial-up” telephone entry systems that use telephone company lines. Sales of products based on the Enterphone system account for approximately 9.0% of total sales in fiscal 2010. This is down from approximately 9.5% in fiscal 2009, due in part to the development of other sources of sales, including Enterphone maintenance contracts, new product lines such as MESH Freedom Bridge, and original equipment manufactured (“OEM”) product lines. OEM products lines are products or components that are purchased by the Company and resold under the Company’s brand name.

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

MESH Freedom

MESH Freedom is the new IT platform developed and released during the last quarter of 2010. This IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in your building or anywhere in the world. The software component of MESH Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

Other products

Other products include RadioClick and InfraClik. These are remote control access control products for doors and parking gates. They are sold separately or as complementary to the Enterphone, Entercheck and MESH systems. The Company also manufactures and sells EmerPhone, an intercom system that is sold in elevator phone, emergency phone and entry phone applications.

OTHER SERVICES

In addition to sales of the Enterphone, MESH and OEM products, the Company also services approximately 1,482 existing Enterphone installations within Western Canada.

PRODUCTION

Viscount has facilities for circuit board manufacture and mechanical assembly. The Company uses a range of processes to produce its products. Some products including Enterphone, InfraClik, and Axess are completely manufactured in-house. MESH, EPX, MESH Freedom and Emerphone use outsourced circuit boards with final assembly and software installed at Viscount. Some access control, card readers, Elektra panels, Infraclik and various product accessories are purchased from other manufacturers and resold under the Company’s brand-names. The Company maintains full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits. The Company has a policy of supporting old products as long as parts are available for servicing and replacement. We have designed EPX to be backwards compatible with the 2000 series to improve the longevity and serviceability of both products.

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

RESEARCH AND DEVELOPMENT

Research and development continues to be focused on enhancing MESH. A number of these enhancements were identified in the “MESH Structure” and “Other products” section of this document. Specific custom MESH applications are being considered, evaluated and implemented. An example of this process would be considering built-in badging printers and a virtual concierge. Expenditures in connection with research and development during the last two fiscal years totaled $607,649.

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

Trade Shows

During 2010, the Company increased its participation at tradeshows to increase the awareness of MESH and MESH Freedom. During 2011, we will continue to attend tradeshows to keep up the exposure for MESH and MESH Freedom.

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

SOURCES OF REVENUES

The majority of the Company’s revenues were derived from the MESH and Enterphone product lines. In fiscal 2010, MESH sales represented 54.3% of total revenue, while Enterphone product sales represented 9.0% of total revenue. The balance of the Company’s revenues were derived from service agreements, and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs twenty six staff at its production facility and head office located in Burnaby, British Columbia, Canada.

Item 1A. RISK FACTORS

Risks related to the business and the Company’s shares:

Other companies with greater resources than we have are currently developing or have commercially available products that use similar technology to MESH product and the company may lose potential market share as a result.

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

Directors and officers hold approximately 42% of the Company’s common stock and acting together may have the ability to control management and affairs of Viscount and to deter changes in control.

The Company’s directors and officers collectively hold approximately 42% of our current issued and outstanding voting shares. As a result, such persons, acting together, may have the ability to control most matters submitted to our stockholders for approval, including the election and removal of directors, and to control the management and affairs of Viscount. In addition, Articles of Incorporation include provisions that management can use to retain control over Viscount. Accordingly, such concentration of ownership, coupled with management friendly anti-takeover provisions, may have the effect of delaying, deferring or preventing a change in control of Viscount, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which limits the ability of stockholders to participate in opportunities that may increase the value of their stock.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

The Company’s executive office and central factory is located in Burnaby, British Columbia, where the Company currently leases 12,040 square feet. The Company leases this space under an industry standard operating lease with a term expiring May 31, 2013, renewable at the option of Viscount. Current monthly lease obligations are $11,378. The Company believes that its current facilities are adequate and are suitable for its current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. The Company’s facilities are adequately insured against perils in a manner consistent with industry practice.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. REMOVED AND RESERVED

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Trades in the Company’s common shares are quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board) which is a quotation service administered by the Financial Industry Regulatory Authority (FINRA). The Company’s trading symbol on this service is “VSYS”.

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. The Company’s shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for the last three fiscal years and the subsequent period ending March 14, 2011. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)

2011	First Quarter (through March 14, 2011)	$0.34	$0.23
2010	Fourth Quarter	0.25	0.10
	Third Quarter	0.20	0.10
	Second Quarter	0.18	0.12
	First Quarter	0.19	0.14
2009	Fourth Quarter	0.22	0.10
	Third Quarter	0.23	0.10
	Second Quarter	0.22	0.05
	First Quarter	0.08	0.05

As of March 14, 2011 there were 39 holders of record of the Company’s common stock, holding a total of 21,841,250 shares, and an unknown number of beneficial holders.

The Company has not declared any dividends in the last two fiscal years.

The following table sets forth information detailing the Company’s compensation plans as at December 31, 2010, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Stock Options Warrants	3,363,800 7,677,550	US$0.30 US$0.24	0 0
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	11,041,350		0

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

RESULTS OF OPERATIONS

Sales revenues for the years ended December 31, 2010 and 2009 were $3,916,924 and $4,892,440, respectively, a decrease of $975,516 or 19.9% . This decrease in sales for the year ended December 31, 2010 resulted from decreased sales of MESH and Enterphone systems due to the slower U.S. and Canadian economies. MESH sales for the years ended December 31, 2010 and 2009 were $2,125,142 and $2,993,897, respectively, a decrease of $868,755 or 29.0% . MESH sales for the year ended December 31, 2010 were 54.3% of total sales, as compared to 61.2% of total sales for the year ended December 31, 2009. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the years ended December 31, 2010 and 2009 were $353,573 and $465,014, respectively, a decrease of $111,441 or 24%. Enterphone 2000 sales for the year ended December 31, 2010 were 9.0% of total sales, as compared to 9.5% of total sales for the year ended December 31, 2009. As an old technology, Enterphone sales have been dropping for several years and negating much of the MESH growth. MESH EPX is the replacement for the older Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. With MESH EPX, the Company has been recovering its lost Enterphone revenue while continuing to increase its MESH business. Management believes that sales of the MESH product will continue to represent an increasing proportion of total sales relative to sales of Enterphone products.

The Company also provides Enterphone support and maintenance services pursuant to service contracts that were assigned to the Company from Telus Corporation in 2003. Sales from the 1,482 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the twelve months ended December 31, 2010, customer service contracts and new equipment sales generated aggregate sales revenues of $1,246,835, as compared to $1,568,134 for the year ended December 31, 2009, a decrease of $321,299 or 20.5% . This decrease was due to a slower Canadian economy.

The intangible assets held by the Company are comprised primarily of service agreements for the “Enterphone 2000”. The number of service agreements held by the Company decreased from 1,577 at December 31, 2009 to 1,559, 1,539, 1,512, and 1,482 at March 31, June 30, September 30, and December 31, 2010, respectively. During the four quarters of 2010, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At December 31, 2010, the cost of the service agreements, net of accumulated amortization, was $88,792.

The cost of sales as a percentage of sales was 45.4% for the year ended December 31, 2010, as compared with the cost of sales as a percentage of sales of 39.3% for the year ended December 31, 2009. Costs of sales as a percentage of sales has increased due to an adjustment to inventory provisions to recognize increased obsolete inventory. The Company’s policy of managing cost of sales remains the same. The Company is continuously focusing on controlling costs, by using multiple suppliers to ensure that the best and most inexpensive raw materials are used in its products.

Gross profit for the year ended December 31, 2010 was $2,138,357, as compared to $2,971,829 for the year ended December 31, 2009, a decrease of $833,472 or 28.1% . This decrease corresponds with a decreased sales and increased cost of sales for the year ended December 31, 2010.

Selling, general and administrative expenses were $2,628,495 and $2,249,316 for the years ended December 31, 2010 and 2009, respectively, an increase of $379,179 or 16.9% . This increase was due to increased travel, tradeshow and various office expenses, as well as $456,647 recorded as stock-based compensation expense for the issuance of 2 million compensation warrants during December 2010. As a percentage of sales, selling, general and administrative expenses were 67.1% and 46.0% for the years ended December 31, 2010 and 2009, respectively.

Research and development costs were $363,816 for the year ended December 31, 2010, as compared to $243,833 for the year ended December 31, 2009. Research and development costs increased by $119,983 or 49.2% . Research and development have increased during these two comparative periods, as we have been developing the new MESH Freedom system.

Loss before income tax for the year ended December 31, 2010 was $(1,340,053), as compared to income before income tax of $266,523 for the year ended December 31, 2009. This equates to a decrease in year over year income of $1,606,576. The decrease in profitability was the result of increased travel, tradeshow and various office expenses, as well as including in selling, general and administrative expenses $456,647 as stock-based compensation expense for the issuance of 2 million warrants during December 2010. The decrease in profitability was also a result of a fair value adjustment of certain outstanding warrants that are accounted for as derivative financial instruments. The fair value adjustment has no cash flow impact and the charge to net loss for the year ended December 31, 2010 was $455,810 compared to $158,977 charged to net income for the year ended December 31, 2009.

RESTATEMENT

The consolidated financial statements for the year ended December 31, 2009 have been restated to correct the accounting for warrants that were issued in connection with a private placement completed on April 16, 2007. The exercise price of these warrants is denominated in United States dollars, which differs from the Company’s functional currency (Canadian dollars) and therefore these warrants cannot be considered to be indexed to the Corporation’s own stock and accordingly must be accounted for as a derivative liability with changes in fair value recorded in the statement of operations. The effect on net income for the year ended December 31, 2009 was a decrease of $158,977 being the fair value adjustment of the derivative liability. Further details of the effect of the restatement are described in Note 16 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand was $820,344 and $124,378, for December 31, 2010, and December 31, 2009 respectively. This represented an increase of $695,966. On December 7, 2010, the Company completed a private placement of 4,000,000 units at a price of $0.15 per unit for total proceeds of $600,000. Each unit consists of one common share and one share purchase warrant of Viscount, with each warrant exercisable to acquire an additional share of Viscount at a price of $0.24 for a period of 5 years from the closing date. In addition to cash on hand, the Company has a credit facility that can be drawn upon to the lesser of $500,000 or 75% of accounts receivable less than 90 days at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At December 31, 2010, $nil was drawn on this facility. The facility is secured by substantially all of the Company’s assets under a general security agreement.

At December 31, 2010, working capital was $984,984 as compared to a working capital of $778,878 at December 31, 2009. Working capital has increased by $206,106 due to the private placement of 4,000,000 units at a price of $0.15 per unit for total proceeds of $600,000. The current ratio at December 31, 2010 was 2.05 to 1.0, as compared with 1.67 to 1.0 at December 31, 2009.

The accounts receivable turnover ratio at December 31, 2010 was 73 days, as compared 61 days at December 31, 2009. The increase was due to less proportionate sales to outstanding receivables at December 31, 2010, resulting in a greater time period where receivables remain outstanding. Management continues to follow up and monitor slower paying accounts on a monthly basis to minimize the outstanding days. The accounts receivable reserve was $97,642 at December 31, 2010, as compared to $337,475 for the year ended December 31, 2009, a decrease of $239,833. This decrease was due to recovering certain slower paying accounts. Management continues to conduct regular follow-up on certain customer accounts to improve the collection process. Management is not aware of any significant or material changes to business conditions that would warrant a change to the reserve at this time.

For the year ended December 31, 2010, there were no capital expenditures.

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

The Company does not have any material commitments for capital expenditures as of December 31, 2010.

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

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. The Company increased its provision for obsolete inventory by approximately $187,000 during the fourth quarter of 2010 as a result of a revised estimate by management.

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

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. Susequent changes to fair value are recorded in the statement of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Adoption of new accounting pronouncements

In January 2010, the Company adopted an amendment to Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) 810, Consolidations, that eliminates certain exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair values. Further, the ASU amends guidance on employer’s disclosures about postretirement benefit plan assets under ASC 715 to require that disclosure be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard had no impact on the Company’s consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on those criteria. Based on the assessment, management has found the following material weaknesses and significant deficiencies in internal controls:

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

Item 9B. OTHER INFORMATION

Not applicable.

PART III.

Items 10 –14

Information with respect to Items 10 through 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2011, the issuer will instead file an amendment to this Form 10K disclosing the information with respect to Items 10 through 14.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2011.

VISCOUNT SYSTEMS, INC.

By: /s/ Stephen Pineau
Stephen Pineau
President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	March 18, 2011
	Stephen Pineau	Principal Executive Officer, Principal
Financial Officer and Director

By:	/s/ Greg Shen	Chairman of the Board and	March 18, 2011
	Greg Shen	Director

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viscount Systems Inc:

We have audited the accompanying consolidated balance sheets of Viscount Systems Inc. (the “Company”) as at December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $2,885,723 and has reported a loss of $1,340,053 for the year ended December 31, 2010 raising substantial doubt about the Company's ability to continue as a going concern. Management’s plans in this regard are disclosed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 16, the consolidated financial statements for the year ended December 31, 2009 have been restated.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 11, 2011

VISCOUNT SYSTEMS, INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
As at December 31, 2010 and 2009

		Restated
		(note 16)
	2010	2009

Assets

Current assets
Cash	$820,344	$124,378
Trade accounts receivable, less allowance for doubtful accounts of $97,642 (2009 - $337,475)	560,727	1,182,434
Inventory (note 3)	539,861	626,566
Total current assets	1,920,932	1,933,378

Deposits	5,891	5,891
Equipment (note 4)	35,188	42,358
Intangible assets (note 5)	88,792	109,684

Total assets	$2,050,803	$2,091,311

Liablilities and stockholders' equity

Current liabilities
Bank indebtedness (note 6)	$-	$218,702
Accounts payable	203,638	155,840
Accrued liabilities	515,611	447,878
Deferred revenue	44,297	39,678
Due to stockholders (note 7)	172,402	292,402
Total current liabilities	935,948	1,154,500

Derivative liabilities (notes 8 and 16)	974,297	225,456
	1,910,245	1,379,956

Stockholders' equity
Capital stock (note 9)
Authorized: 100,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 21,841,250 common shares (2009 - 17,841,250)	29,434	25,434
Additional paid-in capital	2,996,847	2,231,591
Accumulated deficit	(2,885,723)	(1,545,670)
Total stockholders' equity	140,558	711,355

Total liabilities and stockholders' equity	$2,050,803	$2,091,311

Commitments (note 12)
Subsequent event (note 17)

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Operations
(Expressed in Canadian dollars)

Years ended December 31, 2010 and 2009
		Restated
		(note 16)
	2010	2009

Sales	$3,916,924	$4,892,440
Cost of sales	1,778,567	1,920,611
Gross profit	2,138,357	2,971,829

Expenses
Selling, general and administrative	2,628,495	2,249,316
Research and development (note 10)	363,816	243,833
Depreciation and amortization	28,062	39,037
	3,020,373	2,532,186

Income (loss) before other items	(882,016)	439,643

Other items
Interest income	117	95
Interest expense	(2,344)	(14,238)
Fair value adjustment of derivative liability	(455,810)	(158,977)
	(458,037)	(173,120)

Net income (loss)	$(1,340,053)	$266,523

Basic and diluted income (loss) per common share	$(0.07)	$0.01

Weighted average number of common shares outstanding, Basic and diluted	18,104,986	17,841,250

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
(Expressed in Canadian dollars)

Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2008 (restated - note 16)	17,841,250	$25,434	$2,212,393	$(1,812,193)	$425,634

Stock-based compensation	-	-	19,198	-	19,198
Net income (restated - note 16)	-	-	-	266,523	266,523

Balance, December 31, 2009 (restated - note 16)	17,841,250	25,434	2,231,591	(1,545,670)	711,355

Units issued for cash from private placement	4,000,000	4,000	308,609	-	312,609
Stock-based compensation	-	-	456,647	-	456,647
Net loss	-	-	-	(1,340,053)	(1,340,053)

Balance, December 31, 2010	21,841,250	$29,434	$2,996,847	$(2,885,723)	$140,558

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

Years ended December 31, 2010 and 2009
		Restated
		(note 16)
	2010	2009

Operating activities:
Net income (loss)	$(1,340,053)	$266,523
Items not involving cash:
Depreciation and amortization	28,062	39,037
Fair value adjustment of derivative liability	455,810	158,977
Stock-based compensation	456,647	19,198
Changes in non-cash working capital balances (note 13)	828,562	(625,455)
Net cash provided by (used in) operating activities	429,028	(141,720)

Financing activities:
Proceeds from private placement	605,640	-
Proceeds from (repayment of) bank indebtedness	(218,702)	160,926
Repayment of stockholder loan	(120,000)	(100,000)
Repayment of notes payable	-	(50,000)
Net cash provided by financing activities	266,938	10,926

Increase (decrease) in cash	695,966	(130,794)

Cash, beginning of year	124,378	255,172

Cash, end of year	$820,344	$124,378

Supplementary information:
Interest paid	$2,344	$14,238
Income taxes paid	-	-

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

1.	Nature and continuance of operations

Viscount Systems Inc. (the “Company”) was incorporated on May 24, 2001 in the State of Nevada. The Company manufactures, distributes, and provides services for electronic premises access and security equipment primarily through its wholly owned Canadian subsidiary Viscount Communication and Control Systems Inc. These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $2,885,723 and has reported a loss in 2010 of $1,340,053. Although management is confident that the company has sufficient working capital to maintain operations and will continue to generate positive cash flow from operations for the ensuing year, the ability to sustain normal operations is dependent upon growing sales and profits for the foreseeable future. Additional capital may be required in the future depending on profitability, sales and enterprise needs. Management will seek other private placements of common stock if additional capital is needed. (Note 17)

2.	Significant accounting policies

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior year figures have been reclassified to agree with current presentation.

The prior year figures have been restated due to an accounting error identified during the preparation of these consolidated financial statements (Note 16).

The significant accounting policies adopted by the Company are as follows:

(a) Principles of consolidation

The consolidated financial statements include accounts and results of the Company and its wholly-owned subsidiary, Viscount Communication and Control Systems Inc. (“VCCS”). Intercompany transactions and balances have been eliminated in consolidation.

(b) Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant areas of estimate are the allowance for doubtful accounts, inventory obsolescence, the provision for future warranty costs, the estimated useful lives of equipment and intangible assets, the deferred tax valuation allowance, and assumptions used to determine the fair value of stock-based compensation and derivative liabilities. Actual results could differ from those estimates.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

2.	Significant accounting policies (cont’d…)

	(c)	Foreign currency translation

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

The Company establishes an allowance for doubtful accounts on a specific account basis based on the credit risk of specific customers, historical trends and other information that management believes is indicative of future losses on accounts receivable. The allowance for doubtful accounts amounted to $97,642 (2009 – $337,475)

	(e)	Inventory

Raw materials, work in process and finished goods are stated at the lower of average cost and net realizable value. Cost includes direct labor utilized in assembly and an allocation of plant overhead.

	(f)	Equipment

Equipment is stated at cost. Depreciation is recorded based on the estimated useful lives of the assets as follows:

Asset	Basis	Rate

Computer equipment	declining balance	30%
Office furniture and equipment	declining balance	20%
Leasehold improvements	straight-line	20%

(g)	Intangible assets

Intangible assets consist of intercom service agreements that are considered to have a finite useful life. They are recorded at cost and are reviewed annually for impairment. On April 1, 2005, the Company began amortizing the cost on a straight-line basis over an estimated useful life of 10 years.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

2.	Significant accounting policies (cont’d…)

	(h)	Impairment of long-lived assets

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

Service revenue is recognized on a straight-line basis over the period covered by the service agreement only after there is a signed agreement to provide service, the service fee is fixed or determinable, and collectability is probable. Cash received from customers, in advance of the service period, is recorded as deferred revenue.

	(j)	Research and development costs

Research and development costs have been expensed as incurred and are shown net of investment tax credits.

	(k)	Derivative financial instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. Susequent changes to fair value are recorded in the statement of operations.

	(l)	Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the deferred income tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences). Deferred income tax assets and liabilities are measured using enacted income tax rates expected to be recovered or settled. The effect on deferred income tax assets and liabiliites of a change in tax rates is included in income in the period in which the change occurs. The amount of deferred income tax assets recognized is limited to the amount that is more likely than not to be realized.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

2.	Significant accounting policies (cont’d…)

	(m)	Net income (loss) per share

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if stock options were exercised.

The weighted average number of common shares outstanding for computing basic net income (loss) per common share was 18,104,986 (2009 – 17,841,250). The weighted average number of common shares outstanding for computing diluted net income (loss) per common share was 18,104,986 (2009 – 17,841,250).

For the year ended December 31, 2010, 3,363,800 shares attributable to the assumed exercise of outstanding options and 7,677,550 shares attributable to the assumed exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

For the year ended December 31, 2009, 3,363,800 shares attributable to the assumed exercise of outstanding options and 1,677,550 shares attributable to the assumed exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the exercise price of these instruments exceeded the average share price for the year.

	(n)	Stock-based compensation

The Company has adopted the fair value method of accounting for all stock-based compensation expense. Stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options and warrants issued to employees for services. The provisions apply to new stock options, warrants issued to employees for services and stock options outstanding, but not yet vested.

	(o)	Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) in any year presented. Therefore, net income (loss) presented in the consolidated statements of operations equals comprehensive income (loss).

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

2.	Significant accounting policies (cont’d…)

	(p)	Adoption of new accounting pronouncements

In January 2010, the Company adopted an amendment to Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) 810, Consolidations, that eliminates certain exceptions to consolidating qualifying special- purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special- purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair values. Further, the ASU amends guidance on employer’s disclosures about postretirement benefit plan assets under ASC 715 to require that disclosure be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard had no impact on the Company’s consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

2.	Significant accounting policies (cont’d…)

(q) Recent accounting pronouncements

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

3.	Inventory

	2010	2009
Raw materials	$210,442	$237,463
Work in process	106,852	106,457
Finished goods	222,567	282,646

	$539,861	$626,566

4.	Equipment

		Accumulated	Net book
2010	Cost	depreciation	value

Computer equipment	$110,838	$96,088	$14,750
Office furniture and equipment	77,269	58,362	18,907
Leasehold improvements	46,814	45,283	1,531

	$234,921	$199,733	$35,188

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

4.	Equipment (cont’d…)

		Accumulated	Net book
2009	Cost	depreciation	value

Computer equipment	$110,838	$93,318	$17,520
Office furniture and equipment	77,269	55,034	22,235
Leasehold improvements	46,814	44,211	2,603

	$234,921	$192,563	$42,358

5.	Intangible assets

On May 16, 2003, the Company entered into an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At December 31, 2010, the Company held 1,482 service agreements (December 31, 2009 – 1,577) at a carrying value, net of accumulated amortization of $120,129 (December 31, 2009 - $99,237) of $88,792 (December 31, 2009 - $109,684). The estimated aggregate amortization expense for each of the four succeeding fiscal years is as follows:

Year ending December 31:
2011	$20,892
2012	20,892
2013	20,892
2014	20,892

6.	Bank indebtedness

Bank indebtedness represents cheques written in excess of funds on deposit of $Nil (December 31, 2009 - $18,702) and amounts drawn under a bank credit facility of $Nil (December 31, 2009 - $200,000) available to draw upon up to the lesser of $500,000 and 75% of accounts receivable less than 90 days old. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of the Company’s assets under a general security agreement and a pledge of personal property of a significant shareholder. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. At December 31, 2010, the Company was in compliance with debt covenants.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

7.	Due to stockholders

Amounts due to stockholders in the amount of $172,402 (2009 - $292,402) are non-interest bearing, unsecured and have no fixed terms of repayment. Amounts due to stockholders are subordinated to amounts due on the company’s credit facility.

8.	Derivative liabilities

Derivate financial liabilities consist of warrants that were originally issued in private placements which have exercise prices denominated in United States dollars which differs from the Company’s functional currency. The fair value of these warrants as at December 31, 2010 and 2009 is as follows:

	Exercise	2010	2009
	price
1,677,550 warrants expiring on April 16, 2012	US$ 0.25	$282,997	$225,456
4,000,000 warrants expiring on December 7, 2015	US$ 0.24	691,300	-

		$974,297	$225,456

The fair value of these warrants was determined using the Black-Scholes option pricing model, and adjusted for market liquidity, using the following assumptions:

	2010	2009
Volatility	175% - 201%	202%
Dividend yield	-	-
Risk-free interest rate	0.29% - 2.01%	1.14%
Expected life	1.29 – 4.94 yrs	2.29 yrs

9.	Capital stock

Common stock:

Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any rights that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. There was no preferred stock issued and outstanding at December 31, 2010 and 2009.

On December 7, 2010, the Company completed a private placement of 4,000,000 units, at a price of US$0.15 per unit, for gross proceeds of US$600,000 (CDN$605,640). Each unit consisted of one common share of the Company and one common share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional common share of the Company for US$0.24 per share until December 7, 2015. $293,031 of the proceeds were allocated to the warrants and recorded as a derivative liability. The fair value was determined using the Black-Scholes option pricing model, adjusted for market liquidity and allocated on a relative basis.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

9.	Capital stock (cont’d…)

Stock options:

The Company has the following stock option plans which serve as equity incentive programs for management, qualified employees, members of the Board of Directors and independent advisors or consultants outstanding as at December 31, 2010:

(i)

The 2001 Stock Option Plan (the “2001 Plan”), which became effective on December 21, 2001, permits, at any one time, up to 1,500,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2010, the total number of stock options outstanding under the 2001 Plan is 1,001,925.

(ii)

The 2003 Stock Option Plan (the “2003 Plan”), which became effective on January 3, 2003 and amended on July 10, 2007 permits, at any one time, up to 2,935,510 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2010, the total number of stock options outstanding under the 2003 Plan is 2,361,875.

The Company did not grant any stock options during the years ended December 31, 2010 or 2009.

During the year ended December 31, 2010, the Company recorded stock-based compensation of $456,647 relating to the issuance of 1,000,000 warrants each to the President of the Company and an employee. The stock-based compensation reflects the issue date fair value of the warrants. Each warrant is exercisable into a common share of the Company at a price of US$0.24 per share for a period of 5 years expiring December 23, 2015. To determine the fair value of these warrants the Company used the Black-Scholes option pricing model with the following weighted average assumptions: average expected stock price volatility of 174%, expected dividend yield of 0%, risk-free interest rate of 2.09% and an expected option life of 5 years.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

9.	Capital stock (cont’d…)

Stock options (cont’d…):

During the year ended December 31, 2009, the Company recorded stock-based compensation expense of $19,198 relating to the extension of the expiration date of 168,125 stock options from December 21, 2009 to December 21, 2015. The stock-based compensation expense reflects the incremental increase in the fair value of the options as a result of the extension. To determine the incremental increase in the fair value of these options the Company used the Black-Scholes option pricing model with the following weighted average assumptions: average expected stock price volatility of 109%, expected dividend yield of 0%, risk-free interest rate of 2.77% and an expected option life of 3 years.

A summary of the stock options outstanding and exercisable at December 31, 2010 is as follows:

		Weighted
		Average
		Remaining	Weighted
		Contractual	Average	Aggregate
		Life	Exercise	Intrinsic
Exercise Price	Number	(Years)	Price	Value

US$ 0.12	2,068,750	3.11	$0.12	$227,563
0.18	11,250	4.98	0.18	563
0.40	327,500	1.59	0.40	-
0.45	7,500	4.98	0.45	-
0.55	5,000	4.98	0.55	-
0.60	10,000	4.98	0.60	-
0.65	933,800	0.97	0.65	-

	3,363,800	2.38	$0.30	$228,126

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.23 per share as of December 31, 2010 (2009 – US$0.19), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 31, 2010 was 2,080,000 (2009 – 2,080,000).

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

9.	Capital stock (cont’d…)

Warrants (cont’d…)

A summary of warrant activity is as follows:

	Number of	Weighted average
	warrants	exercise price
Outstanding at December 31, 2009 and 2008	1,677,550	US$ 0.25
Issued in respect of private placement	4,000,000	0.24
Issued as compensation	2,000,000	0.24

Outstanding at December 31, 2010	7,677,550	US$ 0.24

On December 7, 2010, the Company issued 4,000,000 warrants as part of the 4,000,000 unit private placement for total proceeds of $600,000. Each unit consisted of one common share and one share purchase warrant of Viscount, with each warrant exercisable to acquire an additional share of Viscount at a price of US$0.24 for a period of 5 years expiring December 7, 2015.

On December 23, 2010, the Company granted 1,000,000 compensation warrants each to the President of the Company and an employee. Each warrant is exercisable into a common share of the Company at a price of US$0.24 per share for a period of 5 years expiring December 23, 2015.

All warrants issued vested upon granting.

A summary of the warrants outstanding and exercisable at December 31, 2010 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual	Exercise
		Life	Price

US$0.25	1,677,550	1.29 years	US$0.25
US$0.24	4,000,000	4.94 years	US$0.24
US$0.24	2,000,000	4.98 years	US$0.24

10.	Research and development

Research and development expenditures are recorded net of investment tax credits, which totaled $nil for the years ended December 31, 2010 and 2009.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

11.	Income taxes

(a)	The provision for income taxes differs from the amount that would have resulted in applying the combined Canadian federal and statutory income tax rates as follows:

	2010	2009

Net income (loss) before income tax rates	$(1,340,053)	$266,523
Statutory income tax rate	28.5%	30%
Expected income tax expense (recovery) at statutory income tax rate	$(381,915)	$79,957
Non-deductible expenses and other items	(805)	236,869
Change in valuation allowance	417,956	(84,269)
Recognized investment tax credit	(35,236)	(232,556)

Income tax expense	$-	$-

(b)	Temporary differences that give rise to the following deferred income tax assets as follows:

	2010	2009
Equipment	$18,732	$16,939
Intangible assets	27,627	26,154
Derivative liability	243,574	56,364
Investment tax credits (non-refundable)	517,839	402,215
Research and development costs	626,907	550,248
Warranty provision	109,428	74,230

	1,544,107	1,126,151
Valuation allowance	(1,544,107)	(1,126,151)

Net deferred income tax assets	$-	$-

The Company has non-refundable federal investment tax credits of $346,717 (2009 -$277,924) which will expire up to 2030 and provincial investment tax credits of $171,122 (2009 - $133,425), which will expire up to 2020.

The Company has unutilized scientific research and development costs of $2,507,630 (2009 -$2,206,777) which may be available to reduce taxable income and income taxes payable in future years.

Management has determined that the realization of the potential deferred tax assets resulting from these tax pools and other temporary differences is uncertain at this time, and cannot be viewed as more likely than not. Accordingly, the Company has recorded a full valuation allowance for the potential deferred tax asset.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

11.	Income taxes (cont’d…)

The Company files income tax returns in Canada and the United States of America. The Company’s Canadian income tax returns for 2005 through 2010 are open tax years. The Company’s United States tax returns are open from 2005 through 2010. The Company has reviewed its tax filings for these years to identify the existence of any uncertain tax positions that would require recognition in the Company’s financial statements. The Company may from time to time be assesed interest or penalties by major jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.

12.	Commitments

The Company is committed to make minimum annual payments on its premises, automobiles, and office equipment operating leases that expire in 2015 as follows:

Year ending December 31:

2011	$160,482
2012	147,341
2013	65,025
2014	6,381
2015	5,850

Rent expense included in the statements of operations is $135,757 (2009 - $133,167).

13.	Changes in non-cash working capital balances

	2010	2009

Trade accounts receivable	$621,707	$(597,918)
Inventory	86,705	(69,994)
Prepaid expenses	-	4,637
Lease receivable	-	961
Accounts payable	47,798	(1,853)
Accrued liabilities	67,733	30,314
Deferred revenue	4,619	8,398

	$828,562	$(625,455)

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

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

December 31, 2010	Manufacturing	Servicing	Total

Sales to external customers	$2,670,089	$1,246,835	$3,916,924
Depreciation and amortization	7,170	20,892	28,062
Interest expense	2,344	-	2,344
Segment income (loss) before income taxes	(1,711,849)	371,796	(1,340,053)
Total assets	1,962,011	88,792	2,050,803

December 31, 2009	Manufacturing	Servicing	Total

Sales to external customers	$3,324,306	$1,568,134	$4,892,440
Depreciation and amortization	18,145	20,892	39,037
Interest expense	13,438	800	14,238
Segment income (loss) before income taxes	84,846	181,677	266,523
Total assets	1,981,627	109,684	2,091,311

(b)	Of the total revenues for the year ended December 31, 2010, $570,210 (2009 - $811,606) was derived from U.S.-based customers and $3,346,714 (2009 - $4,080,834) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either of the years ended December 31, 2010 or 2009.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

14.	Segment information (cont’d.)

	(d)	Products:

Enterphone sales represented 9% of total revenue during the year ended December 31, 2010 (2009 – 10%). MESH sales represented 54% of total revenue during the year ended December 31, 2010 (2009 – 61%). The balance of the Company’s revenues are derived from service agreements and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

15.	Financial instruments

The Company’s financial instruments include cash, trade accounts receivable, bank indebtedness, accounts payable, accrued liabilities and due to stockholders. It is management’s opinion that the Company is not exposed to significant interest, currency, business concentration or credit risks arising from these financial instruments. The Company’s financial instruments also include derivative liabilities which are measured at fair value and are impacted by changes in interest rates, foreign exchange rates and the price of the Company’s shares. The fair values of all other financial instruments approximate their carrying values based on their liquidity and short-term nature.

16.	Restatement

The consolidated financial statements for the year ended December 31, 2009 have been restated to correct the accounting for warrants that were issued in connection with a private placement completed on April 16, 2007. The exercise price of these warrants is denominated in United States dollars, which differs from the Company’s functional currency (Canadian dollars) and therefore these warrants cannot be considered to be indexed to the Corporation’s own stock and accordingly must be accounted for as a derivative liability with changes in fair value recorded in the statement of operations.

The effect of the resulting adjustments on the company’s consolidated financial statements for the year ended December 31, 2009 is as follows: Consolidated balance sheet as at December 31, 2009

	As previously
	reported	Adjustment	As restated

Derivative liability	$-	$225,456	$225,456
Additional paid-in-capital	2,372,228	(140,637)	2,231,591
Deficit	(1,460,851)	(84,819)	(1,545,670)

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

December 31, 2010

16.	Restatement (cont’d…)

Consolidated statement of operations for the year ended December 31, 2009

	As previously
	reported	Adjustment	As restated

Fair value adjustment on derivative liability	$-	$(158,977)	$(158,978)
Net income	425,500	(158,977)	266,523
Income per common share – basic and diluted	0.02	(0.01)	0.01

Consolidated balance sheet as at December 31, 2008
	As previously
	reported	Adjustment	As restated

Derivative liability	$-	$66,479	$66,479
Additional paid-in-capital	2,353,030	(140,637)	2,212,393
Deficit	(1,886,351)	74,158	(1,812,193)

There was no impact on the presentation and classification of the Company’s cash flows.

17.	Subsequent event

On March 3, 2011 the Company entered into subscription agreements, pursuant to which the Company agreed to issue a total of 3,650,000 units at a price of US$0.15 per unit for gross proceeds of US$547,500. Each unit consisted of one common share and one common share purchase warrant of the Company exercisable into an additional common share for US$0.24 per share for a period of five years from the closing date. As the warrants have an exercise price that differs from the Company’s functional currency, these will be recorded as a derivative liability and measured at fair value.