Form 10-K/A
period 2010-12-31
VISCOUNT SYSTEMS INC
filed 2011-05-03
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 21, 2011, is being filed to include a consent of the Company’s auditors, Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, as Exhibit 23.1 of Part IV Item 15.

PART IV

Item 15. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

23.1	Consent of Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants	Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2011.

VISCOUNT SYSTEMS, INC.

By: /s/ Stephen Pineau
Stephen Pineau
President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	April 29, 2011
	Stephen Pineau	Principal Executive Officer, Principal
Financial Officer and Director

By:	/s/ Greg Shen	Chairman of the Board and	April 29, 2011
	Greg Shen	Director