Form 10-Q
period 2011-03-31
VISCOUNT SYSTEMS INC
filed 2011-05-12
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2011 the registrant’s outstanding common stock consisted of 25,491,250 shares (being 76,473,750 shares on a post forward-stock-split basis).

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2011, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0314 for USD$1.0000 or CAD$1.0000 for USD$0.9696.

Item 1.	Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

MARCH 31, 2011

VISCOUNT SYSTEMS, INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$807,580	$820,344
Trade accounts receivable, less allowance for doubtful accounts of $117,206 (2010 - $97,642)	541,844	560,727
Inventory (note 3)	483,956	539,861
Total current assets	1,833,380	1,920,932

Deposits	5,891	5,891
Equipment (note 4)	33,671	35,188
Intangible assets (note 5)	83,569	88,792

Total assets	$1,956,511	$2,050,803

Liablilities and stockholders' equity (deficit)

Current liabilities
Accounts payable	$175,796	$203,638
Accrued liabilities	429,775	515,611
Deferred revenue	37,609	44,297
Due to stockholders (note 7)	172,402	172,402
Total current liabilities	815,582	935,948

Derivative financial liabilities (note 8)	1,887,616	974,297
	2,703,198	1,910,245

Stockholders' equity (deficit)
Capital stock (note 9)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 76,473,750 common shares (2010 - 65,523,750)	99,252	29,434
Additional paid-in capital	3,147,196	2,996,847
Accumulated deficit	(3,993,135)	(2,885,723)
Total stockholders' equity (deficit)	(746,687)	140,558

Total liabilities and stockholders' equity (deficit)	$1,956,511	$2,050,803

Commitments (note 11)
Subsquent events (note 13)

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)
For the three months ended

		Restated
		(Note 2)
	March 31,	March 31,
	2011	2010

Sales	$861,197	$1,011,189
Cost of sales	414,944	359,377
Gross profit	446,253	651,812

Expenses
Selling, general and administrative	762,918	534,062
Research and development	138,054	43,570
Depreciation and amortization	6,740	7,160
	907,712	584,792

Income (loss) before other items	(461,459)	67,020

Other items
Interest income	11	-
Interest expense	-	(815)
Fair value adjustment of derivative liability (note 8)	(645,964)	49,358
	(645,953)	48,543

Net income (loss)	$(1,107,412)	$115,563

Basic and diluted income (loss) per common share	$(0.02)	$0.00

Weighted average number of common shares outstanding, Basic and diluted	68,968,695	53,523,750

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2009	53,523,750	76,302	2,180,723	(1,545,670)	711,355

Units issued for cash from private placement	12,000,000	12,000	300,609	-	312,609
Stock-based compensation	-	-	456,647	-	456,647
Net loss	-	-	-	(1,340,053)	(1,340,053)

Balance, December 31, 2010	65,523,750	$88,302	$2,937,979	$(2,885,723)	$140,558

Units issued for cash from private placement	10,950,000	10,950	209,217	-	$220,167
Net loss	-	-	-	(1,107,412)	$(1,107,412)

Balance, March 31, 2011	76,473,750	$99,252	$3,147,196	$(3,993,135)	$(746,687)

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the three months ended

		Restated
		(Note 2)
	March 31,	March 31,
	2011	2010

Operating activities:
Net income (loss)	$(1,107,412)	$115,563
Items not involving cash:
Depreciation and amortization	6,740	7,160
Fair value adjustment of derivative liability	645,964	(49,358)
Changes in non-cash working capital balances (note 10)	(45,578)	8,651
Net cash provided by (used in) operating activities	(500,286)	82,016

Financing activities:
Proceeds from private placement	487,522	-
Repayment of bank indebtedness	-	(78,596)
Net cash provided by (used in) financing activities	487,522	(78,596)

Increase (decrease) in cash	(12,764)	3,420

Cash, beginning of period	820,344	124,378

Cash, end of period	$807,580	$127,798

Supplementary information:
Interest paid	$-	$815
Income taxes paid	$-	$-

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2011

1.	Basis of presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and by Article 8-03 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. Readers of these statements should read the audited annual consolidated financial statements of Viscount Systems, Inc. (the “Company”) filed on Form 10-K for the year ended December 31, 2010 in conjunction therewith. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2011 or for any other interim period.

The financial information as at March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-K.

Effective April 18, 2011, the Company completed a three for one forward-split of its common stock. All common stock and related per share amounts in these unaudited interim consolidated financial statements are stated on an after-forward-split basis (Note 13).

2.	Restatement

The interim unaudited consolidated financial statements for the three month period ended March 31, 2010 have been restated to correct the accounting for warrants that were issued in connection with a private placement completed on April 16, 2007. The exercise price of these warrants is denominated in United States dollars, which differs from the Company’s functional currency (Canadian dollars) and therefore these warrants cannot be considered to be indexed to the Corporation’s own stock and accordingly must be accounted for as a derivative liability with changes in fair value recorded in the statement of operations.

The effect of the resulting adjustments on the company’s unaudited interim consolidated financial statements for the three months ended March 31, 2010 is as follows:

	As previously
	reported	Adjustment	As restated

Fair value adjustment on derivative liability	$-	$49,358	$49,358
Net income	66,205	49,358	115,563
Income per common share – basic and diluted	0.00	0.00	0.00

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2011

3.	Inventory

	March 31,	December 31,
	2011	2010

Raw materials	$108,498	$210,442
Work in process	116,806	106,852
Finished goods	258,652	222,567

	$483,956	$539,861

4.	Equipment

		Accumulated	Net book
March 31, 2011	Cost	depreciation	value

Computer equipment	$110,838	$96,659	$14,179
Office furniture and equipment	77,269	59,093	18,176
Leasehold improvements	46,814	45,498	1,316

	$234,921	$201,250	$33,671

		Accumulated	Net book
December 31, 2010	Cost	depreciation	value

Computer equipment	$110,838	$96,088	$14,750
Office furniture and equipment	77,269	58,362	18,907
Leasehold improvements	46,814	45,283	1,531

	$234,921	$199,733	$35,188

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2011

5.	Intangible assets

On May 16, 2003, the Company consummated an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At March 31, 2011, the Company held 1,468 service agreements (December 31, 2010 – 1,482) at a cost, net of accumulated amortization of $125,352 (December 31, 2010 - $120,129), of $83,569 (December 31, 2010 - $88,792). The aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31:

2011	$20,892
2012	20,892
2013	20,892
2014	20,892

6.	Bank indebtedness

The Company has a bank credit facility which allows it to borrow up to the lesser of $500,000 and 75% of its accounts receivable, less than 90 days old. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of our assets under a general security agreement and a pledge of personal property of a significant shareholder. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. At March 31, 2011, the Company was in compliance with debt covenants. At March 31, 2011 and December 31, 2010, the balance of amounts drawn under this facility was $Nil.

7.	Due to stockholders

Amounts due to stockholders in the amount of $172,402 (December 31, 2010 - $172,402) are non- interest bearing, unsecured and have no fixed terms of repayment. Amounts due to stockholders are subordinated to amounts due on the company’s credit facility.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2011

8.	Derivative financial liabilities

Derivate financial liabilities consist of warrants that were originally issued in private placements that have exercise prices denominated in United States dollars, which differs from the Company’s functional currency. The fair value of these warrants as at March 31, 2011 and December 31, 2010 is as follows:

	Exercise	March 31,	December 31,
	price	2011	2010
5,032,650 warrants expiring on April 16, 2012	US$ 0.083	$244,990	$282,997
12,000,000 warrants expiring on December 7, 2015	US$ 0.080	857,925	691,300
10,950,000 warrants expiring on March 3, 2016	US$ 0.080	784,701	-
		$1,887,616	$974,297

During the three months ended March 31, 2011, the Company recognized a charge to operations of $645,964 (2010 – credit of $49,358) being the change in the fair value of the warrants during the period, or since the warrants were issued.

The fair value of these warrants were determined using the Black-Scholes option pricing model using the following assumptions:

	March 31,	December 31,
	2011	2010
Volatility	178% - 187%	175% - 201%
Dividend yield	-	-
Risk-free interest rate	0.30% - 2.24%	0.29% - 2.01%
Expected life	1.04 – 4.92 yrs	1.29 – 4.94 yrs

9.	Capital stock

Common Stock:

On March 3, 2011, the Company completed a private placement of 10,950,000 units at a price of $0.05 per unit for total proceeds of US$547,500 (CDN$542,272). Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of US$0.08 for a period of 5 years, expiring March 3, 2016. $267,355 of the proceeds were allocated to the warrants and recorded as a derivative liability and the balance of $220,167, which is net of share issuance costs of $54,750, was allocated to common stock and additional paid-in capital. The fair value was determined using the Black-Scholes option pricing model using the following assumptions: volatility of 177%; a dividend yield rate of 0%; a risk-free interest rate of 2.24% and an expected life of five years, adjusted for market liquidity and allocated on a relative basis.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2011

9.	Capital stock (cont’d…)

Stock Options:

A summary of the stock option activity is as follows:

		Weighted average
	Number of options	Exercise price
Outstanding at December 31, 2010	10,091,400	US$0.10
Expired/cancelled	(93,900)	US$0.10

Outstanding at March 31, 2011	9,997,500	US$0.10

A summary of the stock options outstanding and exercisable at March 31, 2011 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
Exercise		Contractual	Exercise	Intrinsic
Price	Number	Life	Price	Value

US$ 0.040	6,206,250	2.86 years	US$ 0.040	$351,688
0.060	33,750	4.73 years	0.060	1,238
0.133	982,500	1.34 years	0.133	-
0.150	22,500	4.73 years	0.150	-
0.183	15,000	4.73 years	0.183	-
0.200	7,500	4.73 years	0.200	-
0.217	2,730,000	0.73 years	0.217	-

	9,997,500	2.14 years	US$ 0.10	$352,926

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.093 per share as of March 31, 2011 (December 31, 2010 –US$0.077), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of March 31, 2011 was 6,240,000 (December 31, 2010 – 6,240,000).

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2011

9.	Capital stock (cont’d…)

Warrants

A summary of warrant activity is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2010	23,032,650	US$ 0.08
Issued as part of private placement	10,950,000	0.08

Outstanding at March 31, 2011	33,982,650	US$ 0.08

A summary of the warrants outstanding and exercisable at March 31, 2011 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average
Exercise Price	Number	Contractual Life	Exercise Price

US$ 0.083	5,032,650	1.05 years	US$ 0.083
0.080	12,000,000	4.69 years	0.080
0.080	6,000,000	4.73 years	0.080
0.080	10,950,000	4.92 years	0.080
	33,982,650		US$ 0.080

10.	Changes in non-cash working capital balances

	Three months ended
	March 31,
	2011	2010

Trade accounts receivable	$18,883	$90,575
Inventory	55,905	(87,964)
Accounts payable	(27,842)	33,441
Accrued Liabilities	(85,836)	(15,512)
Deferred revenue	(6,688)	(11,889)

	$(45,578)	$8,651

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2011

11.	Commitments

The Company is committed to minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2014 and 2015 as follows:

Year or period ending December 31:

2011	$130,394
2012	162,433
2013	80,117
2014	21,474
2015	8,365

Rent expense included in the statements of operations for the three months ended March 31, 2011 is $34,133 (2010 - $33,668).

12.	Segment information

	(a)	Operating segments:

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

Each of the segments’ accounting policies are the same as those described in Note 2 in the financial statements in the most recent Form 10-K. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2011

12.	Segment information (cont’d…)

For the three months ended March 31, 2011	Manufacturing	Servicing	Total

Sales to external customers	$577,712	$283,485	$861,197
Depreciation and amortization	1,517	5,223	6,740
Interest expense	-	-	-
Segment income(loss) before income taxes	(1,177,888)	70,476	(1,107,412)
Total assets	1,872,942	83,569	1,956,511

For the three months ended March 31, 2010	Manufacturing	Servicing	Total

Sales to external customers	$664,175	$347,014	$1,011,189
Depreciation and amortization	1,937	5,223	7,160
Interest expense	815	-	815
Segment income(loss) before income taxes	11,358	104,205	115,563

As at December 31, 2010	Manufacturing	Servicing	Total
Total assets	$1,962,011	$88,792	$2,050,803

(b)	Of the total revenues for the three months ended March 31, 2011, $108,759 (2010 - $146,800) was derived from U.S.-based customers and $752,438 (2010 - $864,389) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either three months ended March 31, 2011 or 2010.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2011

12.	Segment information (cont’d…)

(d) Products and services:

Enterphone 2000 sales represented 9.8% of total revenue during the three months ended March 31, 2011 (2010 – 6.5%). MESH sales represented 49.6% of total revenue during the three months ended March 31, 2011 (2010 – 61.3%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

13.	Subsequent events

On April 11, 2011, the Company granted 2,325,000 stock options to various employees. The options have an exercise price of US$0.08 and expire on April 11, 2016.

Effective April 18, 2011, the Company completed a three for one forward-stock-split of its common stock with a corresponding increase in its authorized common stock from 100,000,000 shares of common stock to 300,000,000 shares of common stock. All common stock and per share amounts are stated on an after forward-stock-split basis.

Item 2.	Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended March 31, 2011 and 2010 were $861,197 and $1,011,189, respectively, a decrease of $149,992 or 14.8% . This decrease was due to decreased MESH sales. MESH sales for the three months ended March 31, 2011 and 2010 were $427,179 and $619,420, respectively, a decrease of $192,241 or 31.0% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended March 31, 2011 and 2010 were $84,074 and $65,639, respectively, an increase of $18,435 or 28.1% . As an older technology, Enterphone sales are no longer a significant part of our total sales. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. The Company has also introduced MESH Freedom, the new IT platform, developed and released during the last quarter of 2010. This IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in your building or anywhere in the world. The software component of MESH Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the three months ended March 31, 2011 and 2010, MESH sales were 49.6% and 61.3%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,468 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2011 and 2010, customer service contracts and new equipment sales generated aggregate sales revenues of $283,485 and $347,014, respectively, a decrease of $63,529 or 18.3% . This decrease was due to the slower local economy.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,468 at March 31, 2011, as compared to 1,482 and 1,559 at December 31, 2010 and March 31, 2010, respectively. During the first quarter of 2011, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At March 31, 2011, the cost of the service agreements, net of accumulated amortization, was $83,569.

Cost of sales and services as a percentage of sales was 48.2% and 35.5% for the three months ended March 31, 2011 and 2010, respectively. Cost of sales has increased during these two comparative periods due to a combination of increases in the overall costs for many MESH component parts. However, management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended March 31, 2011 and 2010 was $446,253 and $651,812, respectively, a decrease of $205,559 or 31.5% . This decrease in gross profit corresponds with consistent decreased sales and increased cost of sales for the three months ended March 31, 2011.

Selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 were $762,918 and $534,062, respectively, an increase of $228,856 or 42.9% . This increase was mainly due to increased marketing expenses to promote the new MESH Freedom product and various selling, general and administrative expenses. For the three months ended March 31, 2011 and 2010, selling, general and administrative expenses, as a percentage of sales, were 88.6% and 52.8%, respectively.

Research and development costs for the three months ended March 31, 2011 and 2010 were $138,054 and $43,570, respectively, an increase of $94,484. This increase was due to increased engineering expenses to produce and develop the MESH Freedom product.

Net loss for the quarter ended March 31, 2011 was $1,107,412, as compared to net income of $115,563 for the quarter ended March 31, 2010. This equates to an increase in quarter over quarter loss of $1,222,975. This increase in loss was the result of increased advertising, travel, tradeshow, consulting fees, and various office expenses. The increase in loss was also a result of a fair value adjustment of certain outstanding warrants that are accounted for as derivative financial instruments. The fair value adjustment has no cash flow impact and the charge to net loss for the three months ended March 31, 2011 was $645,964 compared to $49,358 credited to net income for the three months ended March 31, 2010.

Liquidity and Capital Resources

Cash as of March 31, 2011, as compared to December 31, 2010 was $807,580 and $820,344, respectively. These two periods were consistent. Cash as of March 31, 2010 was $127,798. Cash increased by $679,782 at March 31, 2011, as compared to March 31, 2010. On December 7, 2010, the Company completed a private placement of 4,000,000 units (12,000,000 units on a post 3:1 forward-stock-split basis) at a price of $0.15 per unit for total proceeds of $600,000. Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of $0.24 ($0.08 on a post forward-stock-split basis) for a period of 5 years, expiring December 7, 2015. On March 3, 2011, the Company completed a private placement of 3,650,000 units (10,950,000 units on a post 3:1 forward-stock-split basis) at a price of $0.15 per unit for total proceeds of $547,500. Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of $0.24 ($0.08 on a post forward-stock-split basis) for a period of 5 years, expiring March 3, 2016. In addition to cash on hand, the Company has a credit facility that can be drawn upon to the lesser of $500,000 or 75% of accounts receivable less than 90 days at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At March 31, 2011, $nil was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At March 31, 2011, working capital was $1,017,798, as compared to a working capital of $984,984 at December 31, 2010. Working capital has increased by $32,814. The current ratio at March 31, 2011 was 2.25 to 1.0, as compared with 2.05 to 1.0 at December 31, 2010.

The accounts receivable turnover ratio at March 31, 2010 was 51 days, as compared 73 days at December 31, 2010 and 91 days at March 31, 2010. The decrease at March 31, 2011 was the result of receiving payment in its entirety by one large accounts receivable from a large customer. Ignoring this receivable, the turnover ratio at March 31, 2010 would have been 51 days, which is comparable to March 31, 2011.

This consistency was due to consistent follow up and monitoring of slower paying accounts on a monthly basis by management. The accounts receivable reserve was $117,206 at March 31, 2011, as compared to $97,642 at December 31, 2010. The accounts receivable reserve has increased by $19,564 or 20.0%, since the year ended December 31, 2010. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the three months ended March 31, 2011, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of March 31, 2011.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

None.

Recently Issued Accounting Standards

There were no new accounting standards issued during this period ended March 31, 2011 that have or are expected to have a material impact on the Company.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2011. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2011, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2011	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer