Form 10-K/A
period 2010-12-31
VISCOUNT SYSTEMS INC
filed 2011-05-31
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K/A
(Amendment No.2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K for Viscount Systems, Inc. for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 21, 2011, as amended by the Form 10-K/A filed with the SEC on May 3, 2011. This Amendment is being filed to include information for Part III, Items 10 through 14.

The Company did not file with the Securities and Exchange Commission our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, on or before the deadline for incorporation of such documents into the Company’s Form 10-K for the year ended December 31, 2010.

PART III

All references to “$” are references to United States dollars and all references to “C$” are references to Canadian dollars.

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information regarding the members of the Board of Directors and the Executive of Viscount as of the Record Date:

Name	Age	Position(s)
Stephen Pineau	50	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Greg D. C. Shen	65	Chairman of the Board and Director

Stephen Pineau was employed at Viscount Communication & Control Systems Inc., a subsidiary of BC Tel, as Marketing Director from 1992-1995. He left Viscount Communication & Control Systems Inc. to start Blue Mountain Technologies Inc., where he held office as President from 1995 to 1997. Blue Mountain Technology Inc. replaced B.C. Tel as the main Vancouver installation company of Viscount products. Since 1997 Mr. Pineau has held office as President of the current Viscount Communication & Control Systems Inc. The Board believes that Mr. Pineau’s expertise and experience, as described above in this paragraph, is valuable to the Board and to the Company.

Greg D.C. Shen acted as Production Manager at Microtel, a subsidiary of BC Tel from 1975 to 1993. Viscount Communication & Control Systems Inc. was also a Microtel division at one time, and as Production Manager, Mr. Shen became very familiar with Viscount products. The Board believes that Mr. Shen’s expertise and experience, as described above in this paragraph, is valuable to the Board and to the Company.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

There are no family relationships among any of the directors or executive officers of Viscount.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Viscount's Directors, executive officers and persons who own more than 10% of a registered class of Viscount's securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Viscount. Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish Viscount with copies of all Section 16(a) reports they file.

To Viscount's knowledge, based solely on a review of the copies of such reports furnished to Viscount, Viscount believes that during the year ended December 31, 2010, its Directors, executive officers and greater than 10% shareholders filed insider reports required under Section 16(a).

CODE OF ETHICS

The Board has not adopted a formal code of business conduct and ethics. The Board is of the view that the fiduciary duties placed on individual directors by the Corporation’s governing legislation and common law together with corporate statutory restrictions on an individual director’s participation in Board decisions in which the director has an interest are sufficient to ensure that the Board operates independently of management and in the best interests of the Corporation.

AUDIT COMMITTEE

Pursuant to the British Columbia Instrument 51-509 Issuers Quoted in the U.S. Over-the Counter Markets and National Instrument 52-110 Audit Committees of the Canadian Securities Administrators, the Company is required to disclose annually in its Information Circular certain information concerning the constitution of its audit committee and its relationship with its independent auditor, as set forth in the following:

The primary function of the audit committee (the “Committee”) is to assist the board of directors in fulfilling its financial oversight responsibilities by reviewing (a) the financial reports and other financial information provided by the Company to regulatory authorities and shareholders; (b) the systems for internal corporate controls which have been established by the Board and management; and (c) overseeing the Company’s financial reporting processes generally. In meeting these responsibilities the Committee monitors the financial reporting process and internal control system; reviews and appraises the work of external auditors and provides an avenue of communication between the external auditors, senior management and the company’s Board. The Committee is also mandated to review and approve all material related party transactions.

The committee is comprised of the Board of Directors. All of the audit committee members are considered to be financially literate in that each committee member has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can presumably be expected to be raised by the Company’s financial statements.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The objective of the Company’s compensation program is to compensate the executive officers for their services to the Company at a level that is both in line with the Company’s fiscal resources and competitive with companies at a similar stage of development.

The Company compensates its executive officers based on their skill and experience levels and the existing stage of development of the Company. Executive officers are rewarded on the basis of the skill and level of responsibility involved in their position, the individual’s experience and qualifications, the Company’s resources, industry practice, and regulatory guidelines regarding executive compensation levels.

The Board of Directors has implemented three levels of compensation to align the interests of the executive officers with those of the shareholders. First, executive officers are paid a monthly consulting fee or salary. Second, the Board of Directors awards executive officers long term incentives in the form of stock options. Finally, and only in special circumstances, the Board of Directors may award cash or share bonuses for exceptional performance that results in a significant increase in shareholder value. The Company does not provide medical, dental, pension or other benefits to the executive officers.

The base compensation of the executive officers is reviewed and set annually by the Board of Directors. The CEO has substantial input in setting annual compensation levels. The CEO is directly responsible for the financial resources and operations of the Company. In addition, the CEO and Board of Directors from time to time determine the stock option grants to be made pursuant to the Company’s Stock Option Plan. Previous grants of stock options are taken into account when considering new grants. The Board of Directors awards bonuses at its sole discretion. The Board of Directors does not have pre-existing performance criteria or objectives.

Compensation for the most recently completed financial year should not be considered an indicator of expected compensation levels in future periods. All compensation is subject to and dependant on the Company’s financial resources and prospects.

SUMMARY COMPENSATION TABLE

The following table sets forth all information concerning the total compensation of Viscount’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) during the last three completed fiscal years for services rendered to Viscount in all capacities:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awardz ($)[1] / (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Pineau, President, CEO, CFO, Secretary	2010	$117,000	Nil	Nil	$210,000/ 3,000,000 warrants	Nil	Nil	$4,000	$331,000
	2009	$117,000	Nil	Nil	Nil	Nil	Nil	$4,000(1)	$121,000
	2008	$117,000	Nil	Nil	Nil	Nil	Nil	$4,000(1)	$121,000
Greg Shen, Chairman	2010	$57,802	Nil	Nil	Nil	Nil	Nil	$4,000	$61,802
	2009	$57,802	Nil	Nil	Nil	Nil	Nil	$4,000(1)	$61,802
	2008	$57,802	Nil	Nil	Nil	Nil	Nil	$4,000(1)	$61,802
[1] These amounts were paid as Director’s Fees

GRANTS OF PLAN-BASED AWARDS
DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

During the most recently completed financial year, there were no incentive stock options granted to the Named Executive Officers and no stock appreciation rights were granted during this period. A stock appreciation right (“SAR”) is a right to receive a payment of cash or an issue or transfer of shares based wholly or in part on changes in the trading price of the Company’s shares.

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FINANCIAL YEAR

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stephen Pineau President, CEO, CFO, Secretary	3,000,000 1,228,125 127,500 2,970,000 2,445,000	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	0.08 0.2166 0.2166 0.04 0.0833	December 23, 2015 December 21, 2011 December 21, 2013 December 21, 2013 April 16, 2012
Greg Shen Chairman	1,078,125 37,500 2,700,000 270,000	Nil Nil Nil Nil	Nil Nil Nil Nil	0.2166 0.04 0.04 0.04	December 21, 2011 December 21, 2013 December 21, 2013 December 21, 2015

OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

During the fiscal year ended December 31, 2010, no stock options were exercised by the Company’s Named Executive Officers.

DIRECTORS’ COMPENSATION

There are no standard arrangements pursuant to which directors of Viscount are compensated for services provided as a Director or members of committees of the Board of Directors. The Directors of Viscount did not receive any compensation for the year ended December 31, 2010 for services provided as a Director or member of a committee of the Board of Directors. However, Viscount’s subsidiary paid each director of the subsidiary CAD$4,000 during the year ended December 31, 2010.

The Compensation Committee reviews and approves the compensation of Viscount's officers, reviews and administers Viscount's stock option plans for employees. The Compensation Committee is comprised solely by Stephen Pineau, in his capacity as President, Chief Executive Officer, Chief Financial Officer, and Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the financial year ended December 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,363,800	0.30	8,010
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	3,363,800	0.30	8,010
(1) Effective April 18, 2011, the Company completed a 3:1 forward split. On a post 3:1 forward split basis, the total number of securities to be issued upon exercise of outstanding options, warrants and rights is 10,091,400.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as at the Record Date by:

(i)	each person or entity known by Viscount to beneficially own more than 5% of the Common Stock;
(ii)	each Director of Viscount;
(iii)	each of the named Executive Officers of Viscount; and
(iv)	all Directors and executive officers as a group.

Except as noted below, Viscount believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Title of Class	Name and Address Of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common	Stephen Pineau President, CEO, CFO, Secretary and Director Richmond British Columbia, Canada	15,939,825	20.0%
Common	Greg D.C. Shen Chairman and Director Vancouver, British Columbia, Canada	11,887,725	15.3%
Common	All directors and officers as a group (2 persons)	27,827,550	35.3%

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stephen Pineau – President, Chief Executive Officer, Chief Financial Officer, Secretary and Director: On March 31, 2002, Viscount’s wholly owned subsidiary, Viscount Communication & Control Systems Inc. (“Viscount Communication”), entered into an employment agreement with Mr. Stephen Pineau, pursuant to which Mr. Pineau serves as President and Chief Executive Officer of Viscount Communication. The agreement provides for a current annual base salary of CAD$117,000. The initial term for Mr. Pineau’s agreement is one year with automatic renewal unless a minimum 30 days notice is given by Viscount Communication. On December 23, 2010, the Company issued Mr. Pineau 1,000,000 compensation warrants with each warrant exercisable into a common share of the Company at a price of $0.24 per share for a period of 5 years from the date of issuance (3,000,000 warrants on a post 3:1 forward-stock-split basis with an exercise price of $0.08 per share).

Greg D. C. Shen – Chairman and Director: On January 1, 2001, Viscount Communication entered into an employment agreement with Mr. Greg Shen, pursuant to which Mr. Shen serves as Chairman of the Board of Viscount Communication. The agreement provides for a current annual base salary of CAD$57,242. The initial term for Mr. Shen’s agreement is one year with automatic renewal at the employee’s discretion unless a minimum 30 days notice is given by Viscount Communication.

DIRECTOR INDEPENDENCE

The Board consists of two (2) directors, of whom none are independent. Stephen Pineau is the President, Chief Executive Officer, Chief Financial Officer, and Corporate Secretary of the Company. Greg D. C. Shen is the Chairman of the Company.

The Board facilitates its exercise of independent supervision over management by meeting or having discussions without management present whenever it is deemed necessary and by requiring all significant operational decisions to be approved by the Board.

Item 14. Principal Accounting Fees and Services

Dale Matheson Carr-Hilton LaBonte LLP (“DMCL”) were appointed as Viscount's independent auditors on August 12, 2009, and have been appointed by the Board to continue as Viscount's independent auditor for Viscount's fiscal year ending December 31, 2011.

The fees paid by the Company to its auditor in each of the last two fiscal years, by category, are as follows:

Fees	2009	2010
Audit fees	CAD$71,000	CAD$64,000
Audit related fees	Nil	Nil
Tax fees	CAD$6,500	CAD$6,500
All other fees	Nil	Nil

PART IV

Item 15. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2011.

VISCOUNT SYSTEMS, INC.

By:	/s/ Stephen Pineau
Stephen Pineau
President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	May 30, 2011
	Stephen Pineau	Principal Executive Officer, Principal
Financial Officer and Director

By:	/s/ Greg Shen	Chairman of the Board and	May 30, 2011
	Greg Shen	Director