Form 10-Q
period 2011-06-30
VISCOUNT SYSTEMS INC
filed 2011-08-12
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
As of June 30, 2011 the registrant’s outstanding common stock consisted of 76,473,750 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2011, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$0.9645 for USD$1.0000 or CAD$1.0000 for USD$1.0368.

Item 1.      Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

JUNE 30, 2011

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$366,552	$820,344
Trade accounts receivable, less allowance for doubtful accounts of $135,307 (2010 - $97,642)	651,630	560,727
Inventory (note 3)	466,972	539,861
Total current assets	1,485,154	1,920,932

Deposits	5,891	5,891
Equipment (note 4)	32,231	35,188
Intangible assets (note 5)	78,346	88,792

Total assets	$1,601,622	$2,050,803
	.
Liablilities and stockholders' equity (deficit)

Current liabilities
Accounts payable	$97,794	$203,638
Accrued liabilities	458,410	515,611
Deferred revenue	48,481	44,297
Due to stockholders (note 7)	172,402	172,402
Total current liabilities	777,087	935,948

Derivative financial liabilities (note 8)	917,257	974,297
	1,694,344	1,910,245

Stockholders' equity (deficit)
Capital stock (note 9)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share Issued and outstanding: 76,473,750 common shares (2010 - 65,523,750)	99,252	88,302
Additional paid-in capital	5,566,170	2,937,979
Deferred compensation (note 9)	(253,711)	-
Accumulated deficit	(5,504,433)	(2,885,723)
Total stockholders' equity (deficit)	(92,722)	140,558

Total liabilities and stockholders' equity (deficit)	$1,601,622	$2,050,803

Commitments and contingencies (note 11)
Subsequent events (note 13)
See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

			Restated
			(Note 2)
	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Sales	$900,131	$893,872	$1,761,328	$1,905,061
Cost of sales	357,166	405,509	$772,110	764,886
Gross profit	542,965	488,363	989,218	1,140,175

Expenses
Selling, general and administrative	1,030,478	552,465	1,793,396	1,086,527
Research and development	121,804	57,134	259,858	100,704
Depreciation and amortization	6,663	7,059	13,403	14,219
	1,158,945	616,658	2,066,657	1,201,450

Loss before other items	(615,980)	(128,295)	(1,077,439)	(61,275)

Other items
Interest income	14	1	25	1
Interest expense	-	(1,191)	-	(2,006)
Fair value adjustment of derivative liability (note 8)	(895,332)	58,411	(1,541,296)	107,769
	(895,318)	57,221	(1,541,271)	105,764

Net income (loss)	(1,511,298)	(71,074)	(2,618,710)	44,489

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.04)	$0.00

Weighted average number of common shares outstanding, Basic and diluted	76,473,750	53,523,750	72,762,917	53,523,750

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in	Deferred	Accumulated
	Shares	Amount	capital	Compensation	deficit	Total

Balance, December 31, 2009	53,523,750	76,302	2,180,723	-	(1,545,670)	711,355

Units issued for cash from private placement	12,000,000	12,000	300,609	-	-	312,609
Stock-based compensation	-	-	456,647	-	-	456,647
Net loss	-	-	-	-	(1,340,053)	(1,340,053)

Balance, December 31, 2010	65,523,750	$88,302	$2,937,979	$-	$(2,885,723)	$140,558

Units issued for cash from private placement	10,950,000	10,950	209,217	-	-	220,167
Stock-based compenastion -options	-	-	292,424	-	-	292,424
Stock-based compensation - warrants	-	-	260,858	(253,711)	-	7,147
Warrant reclassification	-	-	1,865,692	-	-	1,865,692
Net loss	-	-	-	-	(2,618,710)	(2,618,710)

Balance, June 30, 2011	76,473,750	$99,252	$5,566,170	$(253,711)	$(5,504,433)	$(92,722)

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the six months ended

		Restated
		(Note 2)
	June 30,	June 30,
	2011	2010

Operating activities:
Net loss	$(2,618,710)	$44,489
Items not involving cash:
Depreciation and amortization	13,403	14,219
Fair value adjustment of derivative liability	1,541,296	(107,769)
Selling, general and administrative expenses paid by stock options and warrants	299,571	-
Changes in non-cash working capital balances (note 10)	(176,875)	213,988
Net cash provided by (used in) operating activities	(941,315)	164,927

Financing activities:
Proceeds from private placement	487,523	-
Repayment of bank indebtedness	-	(164,194)
Net cash provided by (used in) financing activities	487,523	(164,194)

Increase (decrease) in cash	(453,792)	733

Cash, beginning of period	820,344	124,378

Cash, end of period	$366,552	$125,111

Supplementary information:
Interest paid	$-	$2,006
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2011

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

The financial information as at June 30, 2011 and for the three month and six month periods ended June 30, 2011 and 2010 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date included in the Form 10-K.

Effective April 18, 2011, the Company completed a three for one forward-split of its common stock. All common stock and related per share amounts in these unaudited interim consolidated financial statements are stated on an after-forward-split basis (Note 9).

2.	Restatement

The interim unaudited consolidated financial statements for the three and six month periods ended June 30, 2010 have been restated to correct the accounting for warrants that were issued in connection with a private placement completed on April 16, 2007. The exercise price of these warrants is denominated in United States dollars, which differs from the Company’s functional currency (Canadian dollars) and therefore these warrants cannot be considered to be indexed to the Corporation’s own stock and accordingly must be accounted for as a derivative liability with changes in fair value recorded in the statement of operations.

The effect of the resulting adjustments on the company’s unaudited interim consolidated financial statements for the three months ended June 30, 2010 is as follows:

	As previously
	reported	Adjustment	As restated

Fair value adjustment on derivative liability	$-	$58,411	$58,411
Net loss	(129,485)	58,411	(71,074)
Income per common share – basic and diluted	0.00	0.00	0.00

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2011

2.	Restatement (cont’d…)

The effect of the resulting adjustments on the company’s unaudited interim consolidated financial statements for the six months ended June 30, 2010 is as follows:

	As previously
	reported	Adjustment	As restated

Fair value adjustment on derivative liability	$-	$107,769	$107,769
Net income (loss)	(63,280)	107,769	44,489
Income per common share – basic and diluted	0.00	0.00	0.00

3.	Inventory

	June 30,	December 31,
	2011	2010

Raw materials	$119,684	$210,442
Work in process	137,738	106,852
Finished goods	209,550	222,567

	$466,972	$539,861

4.	Equipment

		Accumulated	Net book
June 30, 2011	Cost	depreciation	value

Computer equipment	$110,838	$97,188	$13,650
Office furniture and equipment	77,269	59,789	17,480
Leasehold improvements	46,814	45,713	1,101

	$234,921	$202,690	$32,231

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2011

4.	Equipment (cont’d…)

		Accumulated	Net book
December 31, 2010	Cost	depreciation	value

Computer equipment	$110,838	$96,088	$14,750
Office furniture and equipment	77,269	58,362	18,907
Leasehold improvements	46,814	45,283	1,531

	$234,921	$199,733	$35,188

5.	Intangible assets

On May 16, 2003, the Company completed an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At June 30, 2011, the Company held 1,444 service agreements (December 31, 2010 – 1,482) at a cost, net of accumulated amortization of $130,575 (December 31, 2010 - $120,129), of $78,346 (December 31, 2010 - $88,792). The aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31:	$
2011	20,892
2012	20,892
2013	20,892
2014	20,892
2015	5,224

6.	Bank indebtedness

The Company has a bank credit facility which allows it to borrow up to the lesser of $500,000 and 75% of its accounts receivable, less than 90 days old. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of the Company’s assets under a general security agreement and a pledge of personal property of a significant shareholder. The Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, and a debt to tangible net worth ratio less than 1.5:1, measured annually, under the terms of the demand facility agreement. For purposes of debt covenant calculations, amounts due to stockholders are considered a component of equity and not a liability. At June 30, 2011, the Company was in compliance with debt covenants. At June 30, 2011 and December 31, 2010, the balance of amounts drawn under this facility was $Nil.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2011

7.	Due to stockholders

Amounts due to stockholders in the amount of $172,402 (December 31, 2010 - $172,402) are non- interest bearing, unsecured and have no fixed terms of repayment. Amounts due to stockholders are subordinated to amounts due on the company’s credit facility.

8.	Derivative financial liabilities

Derivate financial liabilities consist of warrants that were originally issued in private placements that have exercise prices denominated in United States dollars, which differs from the Company’s functional currency. The fair value of these warrants as at June 30, 2011 and December 31, 2010 is as follows:

		June 30, 2011		December 31, 2010
	Exercise	Number of		Number of
Expiration date	price	warrants	Fair value	warrants	Fair value
April 16, 2012	US$ 0.083	4,219,650	$237,577	5,032,650	$282,977
December 17, 2015	US$ 0.080	2,749,998	241,843	12,000,000	691,300
March 3, 2016	US$ 0.080	4,950,000	437,837	-	-
			$917,257		$974,297

During the six months ended June 30, 2011, the Company recognized a charge to operations of $1,541,296 (2010 – credit of $107,769) being the change in the fair value of the warrants during the period, or since the warrants were issued.

During the three month period ended June 30, 2011, the Company obtained the consent of certain warrant holders to have the currency that the exercise price of their warrants is denominated in, changed from United States dollars to Canadian dollars. As the exercise price of these warrants no longer differs from the Company’s functional currency, their fair value was reclassified to equity on the date of conversion. The total amount reclassified to equity during the period was $1,865,692.

The fair value of these warrants were determined using the Black-Scholes option pricing model using the following assumptions:

	June 30,	December 31,
	2011	2010
Volatility	180%	175% - 201%
Dividend yield	-	-
Risk-free interest rate	0.30% - 2.24%	0.29% - 2.01%
Expected life	0.79 – 4.67 yrs	1.29 – 4.94 yrs

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2011

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

Stock Options:

A summary of the stock option activity during the six months ended June 30, 2010 is as follows:

		Weighted average
	Number of options	Exercise price
Outstanding at December 31. 2010	10,091,400	US$0.10
Granted	2,325,000	US$0.08
Expired/cancelled	(93,900)	US$0.10

Outstanding at June 30, 2011	12,322,500	US$0.09

On April 11, 2011, the Company granted 2,325,000 stock options to various employees. The options have an exercise price of US0.08 and expire on April 11, 2016. The Company recorded stock-based compensation expense of $292,424, being the estimated fair value of this grant. The fair value was determined using the Black-Scoles option pricing model using the following assumptions: expected life of 5 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%.

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2011

9.	Capital stock (cont’d…)

Stock Options (cont’d…):

A summary of the stock options outstanding and exercisable at June 30, 2011 is as follows:

			Weighted
			Average		Weighted	Aggregate
	Exercise		Remaining		Average	Intrinsic
	Price	Number	Contractual Life		Exercise Price	Value

US$	0.040	6,206,250	2.61 years	US$	0.040	$496,500
	0.080	2,325,000	4.79 years		0.080	93,000
	0.060	33,750	4.48 years		0.060	2,025
	0.133	982,500	1.09 years		0.133	-
	0.150	22,500	4.48 years		0.150	-
	0.183	15,000	4.48 years		0.183	-
	0.200	7,500	4.48 years		0.200	-
	0.217	2,730,000	0.48 years		0.217	-

		12,322,500	2.44 years	US$	0.090	$591,525

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.12 per share as of June 30, 2011 (December 31, 2010 – US$0.077), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2011 was 8,565,000 (December 31, 2010 – 6,240,000).

Warrants:

A summary of warrant activity during the three months ended June 30, 2010 is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2010	23,032,650	$0.08
Issued as part of private placement	10,950,000	0.08
Issued as compensation to consultant	2,500,000	0.15

Outstanding at June 30, 2011	36,482,650	$0.08

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2011

9.	Capital stock (cont’d…)

Warrants (cont’d…)

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement. These warrants have an exercise price of $CDN 0.15 and expire on June 22, 2014. The agreement has a minimum term of twelve months. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the three and six month periods ended June 30, 2011, the Company recorded stock-based compensation expense of $7,147, with the remainder of the fair value ($253,711) recorded deferred compensation expense in equity which will amortized over a twelve month term.

A summary of the warrants outstanding and exercisable at June 30, 2011 is as follows:

		Weighted Average
Weighted Average		Remaining Contractual
Exercise Price	Number	Life
$US 0.083	4,219,650	0.79 years
$CDN 0.083	813,000	0.79 years
$US 0.080	2,749,998	4.44 years
$CDN 0.080	9,250,002	4.44 years
$US 0.080	6,000,000	4.48 years
$US 0.080	4,950,000	4.67 years
$CDN 0.080	6,000,000	4.67 years
$CDN 0.150	2,500,000	2.98 years
$CDN 0.084	36,482,650	3.91 years

10.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2011	2010

Trade accounts receivable	$(90,903)	$397,958
Inventory	72,889	(85,541)
Accounts payable	(105,844)	(52,095)
Accrued Liabilities	(57,201)	(47,129)
Deferred revenue	4,184	795

	$(176,875)	$213,988

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2011

11.	Commitments and contingencies

The Company is committed to minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2014 and 2015 as follows:

Year or period ending December 31:	$
2011	86,007
2012	162,433
2013	80,117
2014	21,474
2015	8,365

Rent expense included in the statements of operations for the three months ended June 30, 2011 is $34,283 (2010 - $33,668) and for the six months ended June 30, 2011 is $68,416 (2010 - $67,491).

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

For the three months ended June 30, 2011	Manufacturing	Servicing	Total

Sales to external customers	$621,115	$279,016	$900,131
Depreciation and amortization	1,440	5,223	6,663
Interest expense, net	-	-	-
Segment income (loss) before income taxes	(1,615,948)	104,650	(1,511,298)
Total assets	1,523,276	78,346	1,601,622

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2011

12.	Segment information (cont’d…)

For the three months ended June 30, 2010	Manufacturing	Servicing	Total

Sales to external customers	$621,113	$272,759	$893,872
Depreciation and amortization	1,836	5,223	7,059
Interest expense, net	1,191	-	1,191
Segment income (loss) before income taxes	(100,260)	29,186	(71,074)
Total assets	1,666,168	99,238	1,765,406

For the six months ended June 30, 2011	Manufacturing	Servicing	Total

Sales to external customers	$1,198,827	$562,501	$1,761,328
Depreciation and amortization	2,957	10,446	13,403
Interest expense, net	-	-	-
Segment income (loss) before income taxes	(2,793,836)	175,126	(2,618,710)
Total assets	1,523,276	78,346	1,601,622

For the six months ended June 30, 2010	Manufacturing	Servicing	Total

Sales to external customers	$1,285,288	$619,773	$1,905,061
Depreciation and amortization	3,773	10,446	14,219
Interest expense, net	2,006	-	2,006
Segment income (loss) before income taxes	(88,902)	133,391	44,489
Total assets	1,666,168	99,238	1,765,406

As at December 31, 2010	Manufacturing	Servicing	Total

Total assets	$1,962,011	$88,792	$2,050,803

VISCOUNT SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2011

12.	Segment information (cont'd…)

	(b)	Of the total revenues for the six months ended June 30, 2011, $229,757 (2010 - $303,799) was derived from U.S.-based customers and $1,531,571 (2010 - $1,601,262) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either six months ended June 30, 2011 or 2010.

	(d)	Products and services:

Enterphone 2000 sales represented 9.5% of total revenue during the six months ended June 30, 2011 (2010 – 8.6%). MESH sales represented 53.1% of total revenue during the six months ended June 30, 2011 (2010 – 57.2%). The balance of the Company's revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2.      Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended June 30, 2011 and 2010 were $900,131 and $893,872, respectively, an increase of $6,259 or 0.7% . Sales for the six months ended June 30, 2011 and 2010 were $1,761,328 and $1,905,061, respectively, a decrease of $143,733 or 7.5% . This decrease was due to decreased MESH sales. MESH sales for the three months ended June 30, 2011 and 2010 were $507,362 and $471,092, respectively, an increase of $36,270 or 7.7% . MESH sales for the six months ended June 30, 2011 and 2010 were $934,541 and $1,090,512, respectively, a decrease of $155,971 or 14.3% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended June 30, 2011 and 2010 were $83,921 and $97,296, respectively, a decrease of $13,375 or 13.7% . Enterphone 2000 sales for the six months ended June 30, 2011 and 2010 were $167,995 and $162,935, respectively, an increase of $5,060 or 3.1% . As an older technology, Enterphone sales are no longer a significant part of our total sales. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. The Company has also introduced MESH Freedom, the new IT platform, developed and released during the last quarter of 2010. This IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in your building or anywhere in the world. The software component of MESH Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the six months ended June 30, 2011 and 2010, MESH sales were 53.1% and 57.2%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,444 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2011 and 2010, customer service contracts and new equipment sales generated aggregate sales revenues of $562,501 and $619,773, respectively, a decrease of $57,272 or 9.2% . This decrease was due to the slower local economy.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,444 at June 30, 2011, as compared to 1,482 and 1,539 at December 31, 2010 and June 30, 2010, respectively. During the first two quarters of 2011, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At June 30, 2011, the cost of the service agreements, net of accumulated amortization, was $78,346.

Cost of sales and services as a percentage of sales was 39.7% and 45.4% for the three months ended June 30, 2011 and 2010, respectively. Cost of sales and services as a percentage of sales was 43.8% and 40.2% for the six months ended June 30, 2011 and 2010. Cost of sales has remained consistent during these two comparative periods due to moderate fluctuations in the overall costs for many MESH component parts. However, management continues to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended June 30, 2011 and 2010 was $542,965 and $488,363, respectively, an increase of $54,602 or 11.2% . For the six months ended June 30, 2011 and 2010, gross profit was $989,218 and $1,140,175, respectively, a decrease of $150,957 or 13.2% . This decrease in gross profit corresponds with decreased sales and consistent cost of sales for the six months ended months ended June 30, 2011.

Selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 were $1,030,478 and $552,465, respectively, an increase of $478,013 or 86.5% . Selling, general and administrative expenses for the six months ended June 30, 2011 and 2010 were $1,793,396 and $1,086,527, respectively, an increase of $706,869 or 65.1% . This increase was mainly due to increased marketing expenses to promote the new MESH Freedom product and various selling, general and administrative expenses. Also included in selling, general and administrative expenses for the six months ended June 30, 2011 was stock-based compensation expense of $299,571, compared to $Nil in the corresponding period in 2011. For the six months ended June 30, 2011 and 2010, selling, general and administrative expenses, as a percentage of sales, were 101.8% and 57.0%, respectively.

Research and development costs for the three months ended June 30, 2011 and 2010 were $121,804 and $57,134, respectively, an increase of $64,670. Research and development costs for the six months ended June 30, 2011 and 2010 were $259,858 and $100,704, respectively, an increase of $159,154. This increase was due to increased engineering expenses to produce and develop the MESH Freedom product.

Net loss for the three month period ended June 30, 2011 was $1,511,298, as compared to a net loss of $71,074 for the three month period ended June 30, 2010, an increase of $1,440,224. Net loss for the six months ended June 30, 2011 was $2,618,710 as compared to a net income of $44,489 for the six months ended June 30, 2010. This equates to an increase in six month period over six month period loss of $2,663,199. This increase in loss was the result of increased advertising, travel, tradeshow, consulting fees, and various office expenses. The increase in loss was also a result of a fair value adjustment of certain outstanding warrants that are accounted for as derivative financial instruments. The fair value adjustment has no cash flow impact and the charge to net loss for the three months ended June 30, 2011 was $895,332 compared to $58,411 credited to net income for the six months ended June 30, 2010.

Liquidity and Capital Resources

Cash as of June 30, 2011, as compared to December 31, 2010 was $366,552 and $820,344, respectively. Cash as of June 30, 2010 was $125,111. Cash increased by $241,441 at June 30, 2011, as compared to June 30, 2010. On December 7, 2010, the Company completed a private placement of 4,000,000 units (12,000,000 units on a post 3:1 forward-stock-split basis) at a price of $0.15 per unit for total proceeds of $600,000. Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of $0.24 ($0.08 on a post forward-stock-split basis) for a period of 5 years, expiring December 7, 2015. On March 3, 2011, the Company completed a private placement of 3,650,000 units (10,950,000 units on a post 3:1 forward-stock-split basis) at a price of $0.15 per unit for total proceeds of $547,500. Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of $0.24 ($0.08 on a post forward-stock-split basis) for a period of 5 years, expiring March 3, 2016. In addition to cash on hand, the Company has a credit facility that can be drawn upon to the lesser of $500,000 or 75% of accounts receivable less than 90 days at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At June 30, 2011, $nil was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At June 30, 2011, working capital was $708,067, as compared to a working capital of $984,984 at December 31, 2010. Working capital has decreased by $276,917. The current ratio at June 30, 2011 was 1.91 to 1.0, as compared with 2.05 to 1.0 at December 31, 2010.

The accounts receivable turnover ratio at June 30, 2011 was 55 days, as compared 73 days at December 31, 2010 and 91 days at June 30, 2010. The decrease at June 30, 2011 was the result of receiving payment in its entirety by one large accounts receivable from a large customer. Ignoring this receivable, the turnover ratio at June 30, 2010 would have been 48 days, which is comparable to June 30, 2011. This consistency was due to consistent follow up and monitoring of slower paying accounts on a monthly basis by management. The accounts receivable reserve was $135,307 at June 30, 2011, as compared to $97,642 at December 31, 2010. The accounts receivable reserve has increased by $37,665 or 38.6%, since the year ended December 31, 2010. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the six months ended June 30, 2011, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of June 30, 2011.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

None.

Recently Issued Accounting Standards

There were no new accounting standards issued during this period ended June 30, 2011 that have or are expected to have a material impact on the Company.

Item 4.      Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2011. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2011, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: August 12, 2011	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer