Form 10-Q
period 2011-09-30
VISCOUNT SYSTEMS INC
filed 2011-11-10
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
As of September 30, 2011 the registrant’s outstanding common stock consisted of 76,473,750 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2011, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$0.9626 for USD$1.0000 or CAD$1.0000 for USD$1.0389.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

SEPTEMBER 30, 2011

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30	December 31,
	2011	2010
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$196,930	$820,344
Trade accounts receivable, less allowance for doubtful accounts of $163,632 (2010 - $97,642)	487,161	560,727
Inventory (note 3)	562,613	539,861
Total current assets	1,246,704	1,920,932

Deposits	5,891	5,891
Equipment (note 4)	30,865	35,188
Intangible assets (note 5)	73,123	88,792

Total assets	$1,356,583	$2,050,803

Liablilities and stockholders' equity (deficit)

Current liabilities
Accounts payable	$145,752	$203,638
Accrued liabilities	396,296	515,611
Deferred revenue	38,381	44,297
Due to stockholders (note 7)	172,402	172,402
Total current liabilities	752,831	935,948

Derivative financial liabilities (note 8)	958,899	974,297
	1,711,730	1,910,245

Stockholders' equity (deficit)
Capital stock (note 9)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 76,473,750 common shares (2010 - 65,523,750)	99,252	88,302
Additional paid-in capital	5,566,170	2,937,979
Deferred compensation (note 9)	(190,283)	-
Accumulated deficit	(5,830,286)	(2,885,723)
Total stockholders' equity (deficit)	(355,147)	140,558

Total liabilities and stockholders' equity (deficit)	$1,356,583	$2,050,803

Commitments and contingencies (note 11)
See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
		(Restated)		(Restated)
		(Note 2)		(Note 2)

Sales	$903,477	$1,052,658	$2,664,805	$2,957,718
Cost of sales	312,232	499,191	1,084,342	1,264,077
Gross profit	591,245	553,467	1,580,463	1,693,641

Expenses
Selling, general and administrative	763,396	451,795	2,556,793	1,538,323
Research and development	105,484	133,757	365,342	234,461
Depreciation and amortization	6,590	6,965	19,993	21,184
	875,470	592,517	2,942,128	1,793,968

Loss before other items	(284,225)	(39,050)	(1,361,665)	(100,327)

Other items
Interest income	17	9	42	10
Interest expense	(1)	(338)	(1)	(2,344)
Fair value adjustment of derivative liability (note 8)	(41,643)	33,812	(1,582,939)	141,581
	(41,627)	33,483	(1,582,898)	139,247

Net income (loss)	(325,852)	(5,567)	(2,944,563)	38,920

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.04)	$-

Weighted average number of common shares outstanding, Basic and diluted	76,473,750	53,523,750	74,018,051	53,523,750

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in	Deferred
	Shares	Amount	capital	Compensation	Accumulated deficit	Total

Balance, December 31, 2009	53,523,750	$76,302	$2,180,723	$-	$(1,545,670)	$711,355

Units issued for cash from private placement	12,000,000	12,000	300,609	-	-	312,609
Stock-based compensation	-	-	456,647	-	-	456,647
Net loss	-	-	-	-	(1,340,053)	(1,340,053)

Balance, December 31, 2010	65,523,750	88,302	2,937,979	-	(2,885,723)	140,558

Units issued for cash from private placement	10,950,000	10,950	209,217	-	-	220,167
Stock-based compenastion -options	-	-	292,424	-	-	292,424
Stock-based compensation - warrants	-	-	260,858	(190,283)	-	70,575
Warrant reclassification (Note 8)	-	-	1,865,692	-	-	1,865,692
Net loss	-	-	-	-	(2,944,563)	(2,944,563)

Balance, September 30, 2011	76,473,750	$99,252	$5,566,170	$(190,283)	$(5,830,286)	$(355,147)

See accompanying notes to interim consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the nine months ended
	September 30	September 30,
	2011	2010
		(Restated)
		(Note 2)
Operating activities:
Net income (loss)	$(2,944,563)	$38,920
Items not involving cash:
Depreciation and amortization	19,993	21,184
Fair value adjustment of derivative liability	1,582,939	(141,581)
Selling, general and administrative expenses paid by stock options and warrants	363,000	-
Changes in non-cash working capital balances (note 10)	(132,304)	637,455
Net cash provided by (used in) operating activities	(1,110,936)	555,980

Financing activities:
Proceeds from private placement, net of issue costs	487,522	-
Repayment of bank indebtedness	-	(218,702)
Net cash provided by (used in) financing activities	487,522	(218,702)

Increase (decrease) in cash	(623,414)	337,278

Cash, beginning of period	820,344	124,378

Cash, end of period	$196,930	$461,656

Supplementary information:
Interest paid	$1	$2,344
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2011

1.	Basis of presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and by Article 8-03 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. These financial statements should be read in conjunction with the audited annual consolidated financial statements of Viscount Systems, Inc. (the “Company”) filed on Form 10-K for the year ended December 31, 2010. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2011 or for any other interim period.

The financial information as at September 30, 2011 and for the three month and nine month periods ended September 30, 2011 and 2010 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

Effective April 18, 2011, the Company completed a three for one forward-split of its common stock. All common stock and related per share amounts in these unaudited interim consolidated financial statements are stated on an after-forward-split basis (Note 9).

2.	Prior year restatement

The interim unaudited consolidated financial statements for the three and nine month periods ended September 30, 2010 have been restated to correct the accounting for warrants that were issued in connection with a private placement completed on April 16, 2007. The exercise price of these warrants is denominated in United States dollars (“US$”), which differs from the Company’s functional currency (Canadian dollars) and therefore these warrants cannot be considered to be indexed to the Corporation’s own stock and accordingly must be accounted for as a derivative liability with changes in fair value recorded in the statement of operations.

The effect of the resulting adjustments on the company’s unaudited interim consolidated financial statements for the three months ended September 30, 2010 is as follows:

	As previously
	reported	Adjustment	As restated
Statement of Operations:
Fair value adjustment on derivative liability	$-	$33,812	$33,812
Net loss	(39,379)	33,812	(5,567)
Income per common share – basic and diluted	0.00	0.00	0.00

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2011

2.	Prior year restatement (cont’d…)

The effect of the resulting adjustments on the company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2010 is as follows:

	As previously
	reported	Adjustment	As restated
Statement of Operations:
Fair value adjustment of derivative liability	$-	$141,581	$141,581
Net income (loss)	(102,661)	141,581	38,920
Income per common share – basic and diluted	0.00	0.00	0.00

Statement of Cash flows:
Net loss from operating activities	(102,661)	141,581	38,920
Fair value adjustment of derivative liability	-	141,581	141,581
Net cash provided by (used in) operating activities	555,980	-	555,980

3.	Inventory

	September 30,	December 31,
	2011	2010

Raw materials	$220,508	$210,442
Work in process	127,697	106,852
Finished goods	214,408	222,567

	$562,613	$539,861

4.	Equipment

		Accumulated	Net book
September 30, 2011	Cost	depreciation	value

Computer equipment	$110,838	$97,678	$13,160
Office furniture and equipment	77,269	60,453	16,816
Leasehold improvements	46,814	45,925	889

	$234,921	$204,054	$30,865

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2011

4.	Equipment (cont’d…)

		Accumulated	Net book
December 31, 2010	Cost	depreciation	value

Computer equipment	$110,838	$96,088	$14,750
Office furniture and equipment	77,269	58,362	18,907
Leasehold improvements	46,814	45,283	1,531

	$234,921	$199,733	$35,188

5.	Intangible assets

On May 16, 2003, the Company completed an agreement for the purchase of certain assets of Telus Corporation (“Telus”) comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At September 30, 2011, the Company held 1,434 service agreements (December 31, 2010 – 1,482) at a cost, net of accumulated amortization of $135,798 (December 31, 2010 - $120,129), of $73,123 (December 31, 2010 - $88,792). The aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31:	$
2011	20,892
2012	20,892
2013	20,892
2014	20,892
2015	5,224

6.	Bank indebtedness

The Company has a bank credit facility which allows it to borrow up to a maximum of $500,000 or 75% of its accounts receivable, less than 90 days old. Amounts outstanding under the bank credit facility bear interest at the bank’s prime lending rate plus 1.75% and are repayable on demand. The facility is secured by substantially all of the Company’s assets under a general security agreement and a pledge of personal property of a significant shareholder. When the faicility is in use, the Company is required to maintain a current ratio greater than 1.5:1, measured quarterly, under the terms of the demand facility agreement. At September 30, 2011, the Company was in compliance with debt covenants. At September 30, 2011 and December 31, 2010, the balance of amounts drawn under this facility was $Nil.(See Note 7)

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2011

7.	Due to stockholders

Amounts due to stockholders in the amount of $172,402 (December 31, 2010 - $172,402) are non- interest bearing, unsecured and have no fixed terms of repayment. Amounts due to stockholders are subordinated to amounts due on the company’s credit facility.

8.	Derivative financial liabilities

Derivate financial liabilities consist of warrants that were originally issued in private placements that have exercise prices denominated in United States dollars, which differs from the Company’s functional currency. The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2011:

Fair Value Measurements Using Level 3 Inputs
Derivative liability
- warrants

Beginning balance as of December 31, 2009	$225,456
Fair value of warrants issued in December 2010	293,031
Total fair value adjustment	455,810
Balance as of December 31, 2010	974,297
Total fair value adjustment	1,582,939
Fair value of warrants issued in March 2011	267,355
Transfers out to Equity	(1,865,692)
Ending balance at September 30, 2011	$958,899

During the nine months ended September 30, 2011, the Company recognized a charge to operations of $1,582,939 (2010 – credit of $141,581) being the change in the fair value of the derivative warrants during the period.

During the three month period ended June 30, 2011, the Company obtained the consent of 16,063,002 warrant holders to have the currency that the exercise price of their warrants is denominated in, changed from United States dollars to Canadian dollars. As the exercise price of these warrants no longer differs from the Company’s functional currency, their fair value was reclassified to equity on the date of conversion. The total amount reclassified to additional paid-in capital totalled $1,865,692.

The fair value of these warrants was determined using the Black-Scholes option pricing model using the following assumptions:

	September 30,	December 31,
	2011	2010
Volatility	180%	175% - 201%
Dividend yield	-	-
Risk-free interest rate	0.30% - 2.24%	0.29% - 2.01%
Expected life	0.54 – 4.42 yrs	1.29 – 4.94 yrs

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2011

9.	Capital stock

Common Stock:

On March 3, 2011, the Company completed a private placement of 10,950,000 units at a price of US$0.05 per unit for total proceeds of $542,272 (US$547,500). Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of US$0.08 for a period of 5 years, expiring March 3, 2016. Upon issuance of the units, $267,355 of the proceeds were allocated to the warrants and recorded as a derivative liability and the balance of $220,167, which is net of share issuance costs of $54,750, was allocated to common stock and additional paid-in capital. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: volatility of 177%; a dividend yield rate of 0%; a risk-free interest rate of 2.24% and an expected life of five years, adjusted for market liquidity and allocated on a relative basis.

Effective April 18, 2011, the Company completed a three for one forward-stock-split of its common stock with a corresponding increase in its authorized common stock from 100,000,000 shares of common stock to 300,000,000 shares of common stock. All common stock, option, warrant and per share amounts are stated on a post forward-stock-split basis.

Stock Options:

A summary of the stock option activity during the nine months ended September 30, 2011 is as follows:

		Weighted average
	Number of options	Exercise price
Outstanding at December 31, 2010	10,091,400	US$0.10
Granted	2,325,000	US$0.08
Expired/cancelled	(93,900)	US$0.10

Outstanding at September 30, 2011	12,322,500	US$0.09

On April 11, 2011, the Company granted 2,325,000 fully vested stock options to various employees. The options have an exercise price of US$0.08 and expire on April 11, 2016. The Company recorded stock-based compensation expense of $292,424, being the estimated fair value of this grant. The fair value was determined using the Black-Scoles option pricing model using the following assumptions: expected life of 5 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2011

9.	Capital stock (cont’d…)

Stock Options (cont’d…):

A summary of the stock options outstanding and exercisable at September 30, 2011 is as follows:

		Weighted
		Average	Weighted	Aggregate
Exercise		Remaining	Average	Intrinsic
Price	Number	Contractual Life	Exercise Price	Value

US$ 0.040	6,206,250	2.36 years	US$ 0.040	US$ 310,313
0.080	2,325,000	4.53 years	0.080	23,250
0.060	33,750	4.23 years	0.060	1,013
0.133	982,500	0.84 years	0.133	-
0.150	22,500	4.23 years	0.150	-
0.183	15,000	4.23 years	0.183	-
0.200	7,500	4.23 years	0.200	-
0.217	2,730,000	0.22 years	0.217	-

	12,322,500	2.19 years	US$ 0.090	US$ 334,576

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.09 per share as of September 30, 2011 (December 31, 2010 – US$0.077), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2011 was 8,565,000 (December 31, 2010 – 6,240,000).

Warrants:

A summary of warrant activity during the nine months ended September 30, 2011 is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2010	23,032,650	$0.08
Issued as part of private placement	10,950,000	0.08
Issued as compensation to consultant	2,500,000	0.15

Outstanding at September 30, 2011	36,482,650	$0.09

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2011

9.	Capital stock (cont’d…)

Warrants (cont’d…)

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement (Note 11). These warrants have an exercise price of $ 0.15 and expire on June 22, 2014. The agreement has a minimum term of twelve months. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the three and nine month periods ended September 30, 2011, the Company recorded stock-based compensation expense of $63,428 and $363,000, respectively, with the remainder of the fair value ($190,283) recorded in deferred compensation in equity which will be amortized over a twelve month term.

A summary of the warrants outstanding and exercisable at September 30, 2011 is as follows:
		Weighted Average
Weighted Average		Remaining Contractual
Exercise Price	Number	Life
US$ 0.083	4,057,650	0.55 years
$ 0.083	975,000	0.55 years
US$ 0.080	2,499,999	4.19 years
$ 0.080	9,500,001	4.19 years
US$ 0.080	3,900,000	4.43 years
US$ 0.080	7,050,000	4.43 years
$ 0.080	6,000,000	4.23 years
$ 0.150	2,500,000	2.73 years
$ 0.085	36,482,650	3.67 years

10.	Changes in non-cash working capital balances

	Nine months ended
	September 30,
	2011	2010

Trade accounts receivable	$73,566	$609,158
Inventory	(22,752)	9,428
Accounts payable	(57,886)	29,773
Accrued Liabilities	(119,315)	(2,670)
Deferred revenue	(5,917)	(8,234)

	$(132,304)	$637,455

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2011

11.	Commitments and contingencies

The Company is committed to minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2014 and 2015 as follows:

Year or period ending December 31:	$
2011	41,983
2012	162,433
2013	80,117
2014	21,474
2015	8,365

Rent expense included in the statements of operations for the three months ended September 30, 2011 is $34,583 (2010 - $34,133) and for the nine months ended September 30, 2011 is $102,999 (2010 - $101,624).

On June 22, 2011, the Company entered into a professional services agreement with a consultant for business development and stragetic initiatives. As consideration, the Company will compensate the consultant at $8,500 per month, pay commissions of 8% new sales and issue warrants for 2,500,000 shares (Note 9). Additoinally for providing specific involvement in a M&A transaction or Capital raise transaction, the consultant will be compensated at 7% or 10%, repsectively, of the transaction value. The agreement may be terminated by 30 days written notice, after an intial term of 8 months. The commission arrangement shall extend for 12 months beyond termination.

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

Each of the segments’ accounting policies are the same as those described in Note 2 in the annual financial statements included in the most recent Form 10-K. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2011

12.	Segment information (cont’d…)

For the three months ended September 30,	Manufacturing	Servicing	Total
2011

Sales to external customers	$632,830	$270,647	$903,477
Depreciation and amortization	1,367	5,223	6,590
Interest expense, net	1	-	1
Segment income (loss) before other items	(372,159)	87,934	(284,225)
Total assets	1,283,460	73,123	1,356,583

For the three months ended September 30,	Manufacturing	Servicing	Total
2010

Sales to external customers	$726,922	$325,736	$1,052,658
Depreciation and amortization	1,742	5,223	6,965
Interest expense, net	338	-	338
Segment income (loss) before other items	(180,918)	141,868	(39,050)
Total assets	1,694,802	94,015	1,788,817

For the nine months ended September 30,	Manufacturing	Servicing	Total
2011

Sales to external customers	$1,831,657	$833,148	$2,664,805
Depreciation and amortization	4,324	15,669	19,993
Interest expense, net	1	-	1
Segment income (loss) before other items	(1,585,532)	223,867	(1,361,665)
Total assets	1,283,458	73,125	1,356,583

For the nine months ended September 30,	Manufacturing	Servicing	Total
2010

Sales to external customers	$2,012,210	$945,508	$2,957,718
Depreciation and amortization	5,515	15,669	21,184
Interest expense, net	2,344	-	2,344
Segment income (loss) before other items	(377,589)	277,262	(100,327)
Total assets	1,694,802	94,015	1,788,817

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2011

12.	Segment information (cont’d…)

As at December 31, 2010	Manufacturing	Servicing	Total
Total assets	$1,962,011	$88,792	$2,050,803

(b)	Of the total revenues for the nine months ended September 30, 2011, $327,595 (2010 - $448,833) was derived from U.S.-based customers and $2,337,210 (2010 - $2,508,885) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either nine months ended September 30, 2011 or 2010.

(d)	Products and services:

Enterphone 2000 sales represented 11.0% of total revenue during the nine months ended September 30, 2011 (2010 – 7.7%). MESH sales represented 52.0% of total revenue during the nine months ended September 30, 2011 (2010 – 56.4%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2. Management Discussion and Analysis or Plan of Operation

Results of Operations

Sales for the three months ended September 30, 2011 and 2010 were $903,477 and $1,052,658, respectively, a decrease of $149,181 or 14.2% . Sales for the nine months ended September 30, 2011 and 2010 were $2,664,805 and $2,957,718, respectively, a decrease of $292,913 or 9.9% . This decrease was due to decreased MESH sales. MESH sales for the three months ended September 30, 2011 and 2010 were $451,195 and $576,610, respectively, a decrease of $125,415 or 21.8% . MESH sales for the nine months ended September 30, 2011 and 2010 were $1,385,736 and $1,667,123, respectively, a decrease of $281,387 or 16.9% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended September 30, 2011 and 2010 were $126,442 and $66,245, respectively, an increase of $60,197 or 90.9% . Enterphone 2000 sales for the nine months ended September 30, 2011 and 2010 were $294,437 and $229,180, respectively, an increase of $65,257 or 28.5% . As an older technology, Enterphone sales are no longer a significant part of our total sales. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. The Company has also introduced MESH Freedom, the new IT platform, developed and released during the last quarter of 2010. This IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in your building or anywhere in the world. The software component of MESH Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the nine months ended September 30, 2011 and 2010, MESH sales were 52.0% and 56.4%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,434 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2011 and 2010, customer service contracts and new equipment sales generated aggregate sales revenues of $833,148 and $945,509, respectively, a decrease of $112,361 or 11.9% . This decrease was due to the slower local economy.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,434 at September 30, 2011, as compared to 1,482 and 1,512 at December 31, 2010 and September 30, 2010, respectively. During the first three quarters of 2011, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At September 30, 2011, the cost of the service agreements, net of accumulated amortization, was $73,123.

Cost of sales and services as a percentage of sales was 34.6% and 47.4% for the three months ended September 30, 2011 and 2010, respectively. Cost of sales and services as a percentage of sales was 40.7% and 42.7% for the nine months ended September 30, 2011 and 2010. Cost of sales has decreased as a result of a decline in sales as well as through the use of lower cost input materials in the MESH and Freedom Bridge products. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended September 30, 2011 and 2010 was $591,245 and $553,467, respectively, an increase of $37,778 or 6.8% . For the nine months ended September 30, 2011 and 2010, gross profit was $1,580,463 and $1,693,641, respectively, a decrease of $113,178 or 6.7% . This decrease in gross profit corresponds with decreased sales and the declining cost of sales for the nine months ended months ended September 30, 2011 as mentioned above.

Selling, general and administrative expenses for the three months ended September 30, 2011 and 2010 were $763,396 and $451,795, respectively, an increase of $311,601 or 69.0% . Selling, general and administrative expenses for the nine months ended September 30, 2011 and 2010 were $2,556,793 and $1,538,323, respectively, an increase of $1,018,470 or 66.2% .. This increase was mainly due to increased marketing expenses to promote the new MESH Freedom product and various selling, general and administrative expenses. Also included in selling, general and administrative expenses for the nine months ended September 30, 2011 was stock-based compensation expense of $363,000, compared to $Nil in the corresponding period in 2010. For the nine months ended September 30, 2011 and 2010, selling, general and administrative expenses, as a percentage of sales, were 95.9% and 52.0%, respectively. The nine month period saw significant increases in advertising, travel, tradeshow, consulting fees, and various office expenses as part of the Company’s increased marketing and promotional efforts.

Research and development costs for the three months ended September 30, 2011 and 2010 were $105,484 and $133,757, respectively, a decrease of $28,273 or 21.1% . Research and development costs for the nine months ended September 30, 2011 and 2010 were $365,342 and $234,461, respectively, an increase of $130,881 or 55.8% . This increase was due to increased engineering expenses to produce and develop the MESH Freedom product.

Net loss for the three month period ended September 30, 2011 was $325,852, as compared to a net loss of $5,567 for the three month period ended September 30, 2010, an increased loss of $320,285. Net loss for the nine months ended September 30, 2011 was $2,944,563 as compared to a net gain of $38,920 for the nine months ended September 30, 2010. This equates to an increase in nine month period over nine month period loss of $2,983,383. This increase in loss was the result of increased advertising, travel, tradeshow, consulting fees, and various office expenses. The increase in loss was also a result of a fair value adjustment of certain outstanding warrants that are accounted for as derivative financial instruments. The fair value adjustment has no cash flow impact and the charge to net loss for the three months ended September 30, 2011 was $41,643 compared to $141,581 credited to net income for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Cash as of September 30, 2011, as compared to December 31, 2010 was $196,930 and $820,344, respectively. Cash as of September 30, 2010 was $461,656. Cash decreased by $264,726 at September 30, 2011, as compared to September 30, 2010. On December 7, 2010, the Company completed a private placement of 4,000,000 units (12,000,000 units on a post 3:1 forward-stock-split basis) at a price of $0.15 per unit for total proceeds of $600,000. Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of $0.24 ($0.08 on a post forward-stock-split basis) for a period of 5 years, expiring December 7, 2015. On March 3, 2011, the Company completed a private placement of 3,650,000 units (10,950,000 units on a post 3:1 forward-stock-split basis) at a price of $0.15 per unit for total proceeds of $547,500. Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of $0.24 ($0.08 on a post forward-stock-split basis) for a period of 5 years, expiring March 3, 2016. In addition to cash on hand, the Company has a credit facility that can be drawn upon to the lesser of $500,000 or 75% of accounts receivable less than 90 days at the prime lending rate plus 1.75% . Amounts drawn are repayable on demand. At September 30, 2011, $nil was drawn on this facility. The facility is secured by substantially all of our assets under a general security agreement.

At September 30, 2011, working capital was $493,873, as compared to a working capital of $984,984 at December 31, 2010. Working capital has decreased by $491,111. The current ratio at September 30, 2011 was 1.66 to 1.0, as compared with 2.05 to 1.0 at December 31, 2010.

The accounts receivable turnover ratio at September 30, 2011 was 51 days, as compared 73 days at December 31, 2010 and 78 days at September 30, 2010. The decrease at September 30, 2011 was the result of receiving payment in its entirety by one large accounts receivable from a large customer. The accounts receivable reserve was $163,632 at September 30, 2011, as compared to $97,642 at December 31, 2010. The accounts receivable reserve has increased by $65,990 or 67.6%, since the year ended December 31, 2010. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

For the nine months ended September 30, 2011, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2011.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

None.

Recently Issued Accounting Standards

There were no new accounting standards issued during this period ended September 30, 2011 that have or are expected to have a material impact on the Company.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2011. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2011, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: November 10, 2011		VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President Principal Executive Officer and Principal Financial Officer