Form 10-K
period 2011-12-31
VISCOUNT SYSTEMS INC
filed 2012-03-30
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
YES [   ]     NO [X]

State issuer’s revenues for its most recent fiscal year: $3,470,848 ($3,529,852 in Canadian dollars converted at an exchange rate of US$1.0170/CDN$ 1.000) .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,176,850 as at June 30, 2011.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 76,733,750 shares of common stock as at March 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2011.

Form 10-K

Table of Contents

Part	Item No.

I	1	Business

	1A	Risk Factors

	2	Properties

	3	Legal Proceedings

	4	Mine Safety Disclosures

II	5	Market for Common Equity, Related Stockholder Matters and Purchase of Equity Securities

	6	Select Financial Data

	7	Management’s Discussion and Analysis or Plan of Operation

	8	Financial Statements and Supplementary Data

	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

	9A	Controls and Procedures

	9B	Other Information

III	10	Directors, Executive Officers, and Corporate Governance

	11	Executive Compensation

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	13	Certain Relationships and Related Transactions, and Director Independence

	14	Principal Accounting Fees and Services

	15	Exhibits, Financial Statement Schedules

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

	High	Low
February 2012	1.0158	0.9960
January 2012	1.0034	0.9713
December 2011	0.9945	0.9594
November 2011	0.9945	0.9504
October 2011	1.0109	0.9383
September 2011	1.0271	0.9540

The following table sets out the exchange rate information as at each of the years ended December 31, 2011 and 2010.

	Year Ended December 31

	2011	2010
Rate at end of Period	1.0170	0.9946
Average Rate during Period	0.9891	1.0299
Low	0.9428	0.9931
High	1.0607	1.0848

Item 1. BUSINESS

GENERAL

The Company is a manufacturer, developer and service provider of access control security products. In 2011, commercial sales of its MESH product line accounted for over 50% of its total sales. MESH (Multimedia Embedded Security Hub) was a new technology developed by Viscount that converged voice (intercom, emergency communications), data (access control, elevator control, alarm) and some video to provide increased security at a reduced cost of hardware, cabling and installation and with simplified database management.

In addition to MESH, the Company’s current access control and security product lines include the following: Enterphone 2000, a building intercom; Entercheck, a card access system; RadioClik and InfraClik, radio frequency and infrared remote controls; Elektra, liquid crystal display intercom panels; EmerPhone, emergency telephone entry systems; and various accessories. The Company also has a service division that provides service for the MESH and Enterphone 2000 systems. We currently have 1,428 service agreements in place.

The Company’s website address is www.viscount.com. All periodic and current reports are available, free of charge, on the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Electronic or paper copies of the Company’s filings are also available, free of charge, upon request.

BUSINESS OVERVIEW

The Company designs, manufactures and services access control and security products, including intercom and door access control systems and emergency communications systems. These systems use telecommunications wiring to control access to buildings and other facilities for security purposes. Much of the Company’s current revenues are now derived from sales of the MESH product line. Service sales from the Company’s existing 1,428 service agreements also continue to provide a significant source of revenues.

MESH is now the Company’s leading sales product, accounting for 51% of total sales for the year ended December 31, 2011. MESH technology is based on a proprietary software platform that can be used for a variety of security and access control applications as well as communication functions. The technology represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 access points per controller. A building access system using the MESH technology can control several hundred points of access from a single remote hardware and software platform. The technology also allows several previously independent building control systems to be hosted on a single hardware and software platform. The Company’s proprietary MESH software is designed to be modular, permitting additional applications to be added as modules, each operating other building and area control systems and high technology requirements.

Enterphone sales have not shown any growth over the past few years, due to the emergence of MESH, accounting for 11% of total sales for the year ended December 31, 2011. Enterphone is a building access control system that uses a building’s internal phone wiring thereby avoiding use of telephone utility services. The Company’s products include access control panels that use the Enterphone technology. The Company’s control panels are typically installed at entrances to apartment buildings, government facilities, and other buildings and facilities where security concerns require access control systems. The control panels are sold in various formats and with varying features and capabilities. The Company’s Enterphone technology control panels are sold through an established distribution network, and can be found installed in approximately 35,000 buildings throughout North America. The Company also packages and sells access control and security products that are complementary to its Enterphone product, including card access systems, radio frequency remote controls, intercom monitors and closed circuit cameras.

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

The Company is participating in this advance in the access control industry with its proprietary MESH intelligent access control and communication technology system. Intelligent systems, including smart chip readers and cards have replaced reliance on systems based on Wiegand technology.

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

For the year ended December 31, 2011, approximately 12% of total sales of the Company’s products and services were generated in the United States and 88% in Canada. This represents a change from 2010, where sales to the United States and Canada were 17% and 83%, respectively. Information on the Company’s existing products can be viewed on our website at www.viscount.com.

Enterphone Access Control Products

Historically, the Company’s principal product was the Enterphone intercom and access control system. Enterphone is the Company’s patented building entry control system that uses a building’s internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building’s internal phone wiring by the Company’s Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes the Company’s Enterphone system distinct from other “dial-up” telephone entry systems that use telephone company lines. Sales of products based on the Enterphone system account for approximately 11.0% of total sales in fiscal 2011. This is up from approximately 9.0% in fiscal 2010, due in part to the development of other sources of sales, including Enterphone maintenance contracts, new product lines such as MESH Freedom Bridge, and original equipment manufactured (“OEM”) product lines. OEM products lines are products or components that are purchased by the Company and resold under the Company’s brand name.

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

RESEARCH AND DEVELOPMENT

Research and development continues to be focused on enhancing the MESH product line. A number of these enhancements were identified in the “MESH Structure” and “Other products” section of this document. Specific custom MESH applications are being considered, evaluated and implemented. An example of this process would be active directory integration. Expenditures in connection with research and development during the last two fiscal years totaled $824,334.

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

During the past year, the Company has been targeting its existing markets for the sale of MESH technology, as well as targeting the international marketplace. Internationally, the Company has sold MESH in China, India, France, and New Zealand. In particular, we have formed a business relationship with an established company in Mumbai, India to establish a market share for the MESH Freedom Bridge. MESH is designed to accommodate foreign languages with minimal modifications to the software. This is in contrast to other products of its type which require a heavy software investment to provide alternative language software. With MESH, the core software can be applied in all languages with only the on screen text displays needing to be translated. Translation can be accomplished using commercially available translation software.

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

Trade Shows

During 2011, the Company increased its participation at tradeshows to increase the awareness of MESH and MESH Freedom. During 2012, we will continue to attend tradeshows to keep up the exposure for MESH and MESH Freedom.

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

SOURCES OF REVENUES

The majority of the Company’s revenues were derived from the MESH and Enterphone product lines. In fiscal 2011, MESH sales represented 51% of total revenue, while Enterphone product sales represented 11% of total revenue. The balance of the Company’s revenues were derived from service agreements, and other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes.

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

Directors and officers hold approximately 56% of the Company’s common stock and acting together may have the ability to control management and affairs of Viscount and to deter changes in control.

The Company’s directors and officers collectively hold approximately 21% of our current issued and outstanding voting shares. As a result, such persons, acting together, may have the ability to control most matters submitted to our stockholders for approval, including the election and removal of directors, and to control the management and affairs of Viscount. In addition, Articles of Incorporation include provisions that management can use to retain control over Viscount. Accordingly, such concentration of ownership, coupled with management friendly anti-takeover provisions, may have the effect of delaying, deferring or preventing a change in control of Viscount, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which limits the ability of stockholders to participate in opportunities that may increase the value of their stock.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

The Company’s executive office and central factory is located in Burnaby, British Columbia, where the Company currently leases 12,040 square feet. The Company leases this space under an industry standard operating lease with a term expiring May 31, 2013, renewable at the option of Viscount. Current monthly lease obligations are $11,528. The Company believes that its current facilities are adequate and are suitable for its current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. The Company’s facilities are adequately insured against perils in a manner consistent with industry practice.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Trades in the Company’s common shares are quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board) which is a quotation service administered by the Financial Industry Regulatory Authority (FINRA). The Company’s trading symbol on this service is “VSYS”.

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. The Company’s shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for the last three fiscal years and the subsequent period ending March 14, 2012. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)

2012	First Quarter (through February 28, 2012)	$0.06	$0.04
2011	Fourth Quarter	0.09	0.05
	Third Quarter	0.14	0.06
	Second Quarter	0.57	0.12
	First Quarter	0.34	0.23
2010	Fourth Quarter	0.25	0.10
	Third Quarter	0.20	0.10
	Second Quarter	0.18	0.12
	First Quarter	0.19	0.14

As of February 28, 2012 there were 82 holders of record of the Company’s common stock, holding a total of 76,733,750 shares, and an unknown number of beneficial holders.

The Company has not declared any dividends in the last two fiscal years.

The following table sets forth information detailing the Company’s compensation plans as at December 31, 2011, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Stock Options Warrants	9,748,125 37,482,650	US$0.06 US$0.09	0 0
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	47,230,775		0

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

RESULTS OF OPERATIONS

Sales revenues for the years ended December 31, 2011 and 2010 were $3,470,848 and $3,916,924, respectively, a decrease of $446,076 or 11.4% . This decrease in sales for the year ended December 31, 2011 resulted from decreased sales of MESH systems due to the slower U.S. and Canadian economies. MESH sales for the years ended December 31, 2011 and 2010 were $1,770,202 and $2,125,142, respectively, a decrease of $354,940 or 16.7% . MESH sales for the year ended December 31, 2011 were 51.0% of total sales, as compared to 54.3% of total sales for the year ended December 31, 2010. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the years ended December 31, 2011 and 2010 were $394,039 and $353,573, respectively, an increase of $40,466 or 11.4% . Enterphone 2000 sales for the year ended December 31, 2011 were 11.4% of total sales, as compared to 9.0% of total sales for the year ended December 31, 2010. As an older technology, Enterphone sales are no longer a significant part of our total sales. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. The Company has also introduced MESH Freedom, the new IT platform, developed and released during the last quarter of 2010. This IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in your building or anywhere in the world. The software component of MESH Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

The Company also provides Enterphone support and maintenance services pursuant to service contracts that were assigned to the Company from Telus Corporation in 2003. Sales from the 1,428 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the twelve months ended December 31, 2011, customer service contracts and new equipment sales generated aggregate sales revenues of $1,117,522, as compared to $1,246,835 for the year ended December 31, 2010, a decrease of $129,313 or 10.4% . This decrease was due to a slower Canadian economy.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,428 at December 31, 2011, as compared to 1,482 at December 31, 2010. During the first three quarters of 2011, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At December 31, 2011, the cost of the service agreements, net of accumulated amortization, was $67,900.

The cost of sales as a percentage of sales was 42.4% for the year ended December 31, 2011, as compared with the cost of sales as a percentage of sales of 45.4% for the year ended December 31, 2010. Costs of sales as a percentage of sales has decreased slightly as a result of a decline in sales as well as through the use of lower cost input materials in the MESH and Freedom Bridge products. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the year ended December 31, 2011 was $1,997,663, as compared to $2.138,357 for the year ended December 31, 2010, a decrease of $140,694 or 7.0% . This decrease corresponds with a decreased sales and consistent cost of sales for the year ended December 31, 2011.

Selling, general and administrative expenses for the years ended December 31, 2011 and 2010 were $3,379,100 and $2,628,495, respectively, an increase of $750,605 or 28,6%. This increase was mainly due to increased marketing expenses to promote the new MESH Freedom product and various selling, general and administrative expenses. Also included in selling, general and administrative expenses for the year ended December 31, 2011 was stock-based compensation expense of $426,427, compared to $456,647 in the corresponding period in 2010. For the years ended December 31, 2011 and 2010, selling, general and administrative expenses, as a percentage of sales, were 97.4% and 67.1%, respectively. The year ended December 31, 2011 saw significant increases in advertising, travel, tradeshow, consulting fees, and various office expenses as part of the Company’s increased marketing and promotional efforts.

Research and development costs were $460,520 for the year ended December 31, 2011, as compared to $363,816 for the year ended December 31, 2010. Research and development costs increased by $96,704 or 26.6% . Research and development have increased during these two comparative periods, as we have been developing the new MESH Freedom system.

Net loss before income tax for the year ended December 31, 2011 was $2,883,304, as compared to a net loss before income tax of $1,340,053 for the year ended December 31, 2010, an increased loss of $1,543,251. This increase in loss was the result of increased advertising, travel, tradeshow, consulting fees, and various office expenses. The increase in loss was also a result of a fair value adjustment of certain outstanding warrants that are accounted for as derivative financial instruments. The fair value adjustment has no cash flow impact and the charge to net loss was $1.014,834 credited to net income for the year ended December 31, 2011.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Cash as of December 31, 2011, as compared to December 31, 2010 was $169,322 and $820,344, respectively, a decrease of $651,022. On December 7, 2010, the Company completed a private placement of 4,000,000 units (12,000,000 units on a post 3:1 forward-stock-split basis) at a price of $0.15 per unit for total proceeds of $600,000. Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of $0.24 ($0.08 on a post forward-stock-split basis) for a period of 5 years, expiring December 7, 2015. On March 3, 2011, the Company completed a private placement of 3,650,000 units (10,950,000 units on a post 3:1 forward-stock-split basis) at a price of $0.15 per unit for total proceeds of $547,500. Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of $0.24 ($0.08 on a post forward-stock-split basis) for a period of 5 years, expiring March 3, 2016.

At December 30, 2011 the Company’s credit facility of which the lesser of $500,000 or 75% of accounts receivable less than 90 days at the prime lending rate plus 1.75% could have been drawn was suspended due to the bank’s assessment of the Company’s financial position. At December 31, 2011, $nil was drawn on this facility.

At December 31, 2011, working capital was $133,449 as compared to a working capital of $984,984 at December 31, 2010. Working capital has decreased by $851,535. The current ratio at December 31, 2011 was 1.14 to 1.0, as compared with 2.05 to 1.0 at December 31, 2010.

The Company has been working to finance operations and future growth through a stock-based equity injection of up to $2 million. The Company has received term sheets and is expecting to close the financing by April 2012.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $5,769,027, reported a loss in 2011 of $2,883,304 and has working capital of $133,449 at December 31, 2011. Cash flows used in operating activities for the year ended December 31, 2011 were $1,138,544. Although management is confident that the company can access, sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management has determined that the Company will need to raise a minimum of $500,000 before the end of the second quarter of fiscal 2012, by way of debt or equity financing, to continue normal operations for the next twelve months. Management has been actively seeking new investors and developing customer relationships, however a financing arrangement has not yet completed. Short-term loan financing is anticipated from related parties, however there is no certainty that loans will be available when required These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio at December 31, 2011 was 51 days, as compared 73 days at December 31, 2010. The decrease at December 31, 2011 was the result of receiving payment in its entirety by one large accounts receivable from a large customer. The accounts receivable reserve was $133,389 at December 31, 2011, as compared to $97,642 at December 31, 2010. The accounts receivable reserve has increased by $35,747 or 36.6%, since the year ended December 31, 2010. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At December 31, 2011, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.

For the year ended December 31, 2011, there were no significant capital expenditures.

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

The Company does not have any material commitments for capital expenditures as of December 31, 2011.

Related Party Transactions

None.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

VISCOUNT SYSTEMS, INC.

By: /s/ Stephen Pineau
Stephen Pineau
President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	March 30, 2012
	Stephen Pineau	Principal Executive Officer, Principal
Financial Officer and Director

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2011

VANCOUVER
1500 – 1140 W. Pender Street
Vancouver, BC V6E 4G1
TEL 604.687.4747

TRI-CITIES
700 – 2755 Lougheed Hwy.
Port Coquitlam, BC V3B 5Y9
TEL 604.941.8266

WHITE ROCK
301 – 1656 Martin Drive
White Rock, BC V4A 6E7
TEL 604.531.1154

WWW.DMCL.CA

DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS & BUSINESS ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viscount Systems Inc:

We have audited the accompanying consolidated balance sheets of Viscount Systems Inc. (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $5,769,027 and has reported a loss of $2,883,304 for the year ended December 31, 2011 raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are disclosed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 26, 2012

PARTNERSHIP OF:
VANCOUVER Robert J. Burkart, Inc. James F. Carr-Hilton Ltd. Kenneth P. Chong Inc. Alvin F. Dale Ltd. David J. Goertz, Inc. Barry S. Hartley, Inc. Reginald J. LaBonte Ltd. Robert J. Matheson, Inc. Rakesh I. Patel Inc. F.M. Yada FCA Inc. WHITE ROCK Michael K. Braun Inc. Peter J. Donaldson, Inc. TRI-CITIES G.D. Lee Inc. Fraser G. Ross, Ltd. Brian A. Shaw Inc.

VISCOUNT SYSTEMS, INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
As at December 31, 2011 and 2010

	2011	2010

Assets

Current assets
Cash	$169,322	$820,344
Trade accounts receivable, less allowance for doubtful accounts of $133,389 (2010 - $97,642) (note 2)	397,813	560,727
Inventory (note 3)	523,943	539,861
Total current assets	1,091,078	1,920,932

Deposits	1,391	5,891
Equipment (note 4)	29,567	35,188
Intangible assets (note 5)	67,900	88,792

Total assets	$1,189,936	$2,050,803

Liablilities and stockholders' equity (deficit)

Current liabilities
Accounts payable	$153,642	$203,638
Accrued liabilities	567,271	515,611
Deferred revenue	49,545	44,297
Due to related parties (note 7)	187,171	172,402
Total current liabilities	957,629	935,948

Derivative financial liabilities (note 8)	390,824	974,297
	1,348,453	1,910,245

Stockholders' equity (deficit)
Capital stock (note 9)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share Issued and outstanding: 76,473,750 common shares (2010 - 65,523,750)	99,252	88,302
Additional paid-in capital	5,617,313	2,937,979
Obligation to issue shares	20,800	-
Deferred compensation (note 9)	(126,855)	-
Accumulated deficit	(5,769,027)	(2,885,723)
Total stockholders' equity (deficit)	(158,517)	140,558

Total liabilities and stockholders' equity (deficit)	$1,189,936	$2,050,803

Commitments (note 11)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in Canadian dollars)

Years Ended Decemeber 31, 2011 and 2010

	2011	2010

Sales	$3,470,848	$3,916,924
Cost of sales	1,473,185	1,778,567
Gross profit	1,997,663	2,138,357

Expenses
Selling, general and administrative	3,379,100	2,628,495
Research and development	460,520	363,816
Depreciation and amortization	26,513	28,062
	3,866,133	3,020,373

Loss before other items	(1,868,470)	(882,016)

Other items
Interest income	45	117
Interest expense	(16)	(2,344)
Fair value adjustment of derivative liability (note 8)	(1,014,863)	(455,810)
	(1,014,834)	(458,037)

Net loss and comprehensive loss	(2,883,304)	(1,340,053)

Basic and diluted loss per common share	$(0.04)	$(0.07)

Weighted average number of common shares outstanding, Basic and diluted	74,613,750	18,104,986

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in Canadian dollars)

Years Ended December 31, 2011 and 2010

			Additional
	Common Stock		paid-in	Obligation to	Deferred	Accumulated
	Shares	Amount	capital	issue shares	Compensation	deficit	Total

Balance, December 31, 2009	53,523,750	$76,302	$2,180,723	$-	$-	$(1,545,670)	$711,355

Units issued for cash from private placement	12,000,000	12,000	300,609	-	-	-	312,609
Stock-based compensation	-	-	456,647	-	-	-	456,647
Net loss	-	-	-	-	-	(1,340,053)	(1,340,053)

Balance, December 31, 2010	65,523,750	88,302	2,937,979	-	-	(2,885,723)	140,558

Units issued for cash from private placement	10,950,000	10,950	209,217	-	-	-	220,167
Units to be issued for consulting services		-	-	20,800	-	-	20,800
Stock-based compenastion -options	-	-	292,424	-	-	-	292,424
Stock-based compensation - warrants	-	-	312,001	-	(126,855)	-	185,146
Warrant reclassification (Note 8)	-	-	1,865,692	-	-	-	1,865,692
Net loss	-	-	-	-	-	(2,883,304)	(2,883,304)

Balance, December 31, 2011	76,473,750	$99,252	$5,617,313	$20,800	$(126,855)	$(5,769,027)	$(158,517)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

Years Ended December 31, 2011 and 2010

	2011	2010

Operating activities:
Net loss	$(2,883,304)	$(1,340,053)
Items not involving cash:
Depreciation and amortization	26,513	28,062
Fair value adjustment of derivative liability	1,014,863	455,810
Stock-based compensation	498,370	456,647
Changes in non-cash working capital balances (note 12)	205,014	828,562
Net cash provided by (used in) operating activities	(1,138,544)	429,028

Financing activities:
Proceeds from private placement, net of issue costs	487,522	605,640
Repayment of bank indebtedness	-	(218,702)
Repayment of stockholder loan	-	(120,000)
Net cash provided by financing activities	487,522	266,938

Increase (decrease) in cash	(651,022)	695,966

Cash, beginning of period	820,344	124,378

Cash, end of period	$169,322	$820,344

Supplementary information:
Interest paid	$16	$2,344
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

1.	Nature and continuance of operations

Viscount Systems Inc. (the “Company”) was incorporated on May 24, 2001 in the State of Nevada. The Company manufactures, distributes, and provides services for electronic premises access and security equipment primarily through its wholly owned Canadian subsidiary Viscount Communication and Control Systems Inc.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $5,769,027, reported a loss in 2011 of $2,883,304 and has working capital of $133,449. Cash flows used in operating activities for the year ended December 31, 2011 were $1,138,544. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flows from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. The Company’s bank credit facility was suspended on December 30, 2011 due to the bank’s assessment of the Company’s financial position. Management has determined that the Company will need to raise a minimum of $500,000 by way of new debt or equity financing to continue normal operations for the next twelve months. Management has been actively seeking new investors and developing customer relationships, however a financing arrangement has not yet completed. Short-term loan financing is anticipated from related parties, however there is no certainty that loans will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

2.	Significant accounting policies

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The significant accounting policies adopted by the Company are as follows:

(a) Principles of consolidation

The consolidated financial statements include accounts and results of the Company and its wholly-owned subsidiary, Viscount Communication and Control Systems Inc. (“VCCS”). Intercompany transactions and balances have been eliminated on consolidation.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

2.	Significant accounting policies (cont’d…)

	(b)	Use of estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with GAAP. Significant areas involving estimate include the allowance for doubtful accounts, inventory obsolescence, the provision for future warranty costs, the estimated useful lives of equipment and intangible assets, the deferred tax valuation allowance, and assumptions used to determine the fair value of stock-based compensation and derivative liabilities. Actual results could differ materially from those estimates.

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

The Company establishes an allowance for doubtful accounts on a specific account basis based on the credit risk of customers, historical trends and other information that management believes is indicative of future losses on accounts receivable. The allowance for doubtful accounts amounted to $133,389 (2010 – $97,642)

	(e)	Inventory

Raw materials, work in process and finished goods are stated at the lower of average cost and net realizable value. Cost includes direct labor utilized in assembly and an allocation of plant overhead.

	(f)	Equipment

Equipment is stated at cost and depreciated over the estimated useful lives of the assets:

Asset	Basis	Rate

Computer equipment	declining balance	30%
Office furniture and equipment	declining balance	20%
Leasehold improvements	straight-line	20%

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

2.	Significant accounting policies (cont’d…)

	(g)	Intangible assets

Intangible assets consist of intercom service agreements that are considered to have a finite useful life. They are recorded at cost and are reviewed annually for impairment. On April 1, 2005, the Company began amortizing the cost on a straight-line basis over an estimated useful life of 10 years.

	(h)	Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset, or group of assets, to future net cash flows expected to be generated by the asset or group of assets. If such assets are considered to be impaired, an impairment provision is recorded for the amount by which the carrying amount of the assets exceeds fair value.

	(i)	Revenue recognition

Revenue is recognized when there is persuasive evidence of a sale arrangement, delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable. Sales or transfers to customers prior to these criteria being met are recorded as deferred revenue. Revenue from the installation of equipment is recognized when the installation has been completed, the fee has been fixed and collectability is considered probable.

Service revenue is recognized on a straight-line basis over the period covered by the service agreement only after there is a signed agreement to provide service, the service fee is fixed or determinable and collectability is probable. Cash received from customers, in advance of the service period, is recorded as deferred revenue.

	(j)	Research and development costs

Research and development costs have been expensed as incurred.

	(k)	Derivative financial instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. Susequent changes to fair value are recorded in the statement of operations.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

2.	Significant accounting policies (cont’d…)

	(l)	Income taxes

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

The weighted average number of common shares outstanding for computing basic and diluted net loss per common share was 74,638,723 (2010 – 18,104,986).

For the year ended December 31, 2011, 9,748,125 (2010 – 3,363,800) shares attributable to the assumed exercise of outstanding options and 37,482,650 (2010 – 7,677,550) shares attributable to the assumed exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

	(n)	Stock-based compensation

The Company has adopted the fair value method of accounting for all stock-based compensation expense. Stock-based compensation expense is recognized in the consoldiated financial statements for granted, modified, or settled stock options and compensation warrants issued to employees for services.

	(o)	Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) in any year presented. Therefore, net income (loss) presented in the consolidated statements of operations equals comprehensive income (loss).

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

2.	Significant accounting policies (cont’d…)

	(p)	Recently issued, accounting pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

3.	Inventory

	2011	2010
Raw materials	$297,741	$210,442
Work in process	2,679	106,852
Finished goods	223,523	222,567

	$523,943	$539,861

4.	Equipment

		Accumulated	Net book
2011	Cost	depreciation	value

Computer equipment	$110,838	$98,133	$12,705
Office furniture and equipment	77,269	61,082	16,187
Leasehold improvements	46,814	46,139	675

	$234,921	$205,354	$29,567

		Accumulated	Net book
2010	Cost	depreciation	value

Computer equipment	$110,838	$96,088	$14,750
Office furniture and equipment	77,269	58,362	18,907
Leasehold improvements	46,814	45,283	1,531

	$234,921	$199,733	$35,188

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

5.	Intangible assets

On May 16, 2003, the Company entered into an agreement for the purchase of certain assets of Telus Corporation (“Telus”). The assets comprised primarily, service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At December 31, 2011, the Company held 1,428 service agreements (December 31, 2010 – 1,482) at a carrying cost, net of accumulated amortization of $141,021 (December 31, 2010 - $120,129), of $67,900 (December 31, 2010 - $88,792).

The expected amortization expense for each of the next four fiscal years is as follows:

Year ending December 31:

2012	$20,892
2013	20,892
2014	20,892
2015	5,224

6.	Bank indebtedness

The Company’s bank credit facility was suspended on December 30, 2011 due to the bank’s assessment of the Company’s financial position. This credit facility would have allowed it to borrow up to a maximum of $500,000 or 75% of its accounts receivable, less than 90 days old. Amounts outstanding under the bank credit facility were subject to interest at the bank’s prime lending rate plus 1.75% and were repayable on demand.

7.	Due to related parties

Amounts due to stockholders in the amount of $172,402 (2010 - $172,402) are non-interest bearing, unsecured and have no fixed terms of repayment.

Amounts due to related parties for director fees and travel expenses are $14,769 (2010 - $nil).

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

8.	Derivative liabilities

Derivate financial liabilities consist of warrants that were originally issued in private placements that have exercise prices denominated in United States dollars, which differs from the Company’s functional currency. The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Fair Value Measurements Using Level 3 Inputs
Derivative liability
- warrants

Balance, December 31, 2009	$225,456
Fair value of warrants issued in December 2010	293,031
Total fair value adjustment	455,810
Balance December 31, 2010	974,297
Total fair value adjustment	1,014,864
Fair value of warrants issued in March 2011	267,355
Transfers out to Equity	(1,865,692)
Balance, December 31, 2011	$390,824

During the year ended December 31, 2011, the Company recognized a charge to operations of $1,014,864 (2010 – $455,810) being the change in the fair value of the derivative warrants during the year.

				Fair Value at
Number of	Expiry	Exercise	Amended	Amended
Warrants	Date	Price	Exercise Price	Exercise Price
813,000	April 16, 2012	US$ 0.080	$0.080	$64,421
9,250,002	December 7, 2015	US$ 0.080	$0.080	1,034,905
6,000,000	March 3, 2016	US$ 0.080	$0.080	766,366
16,063,002				$1,865,692

During the three month period ended June 30, 2011, the Company obtained the consent of 16,063,002 warrant holders to change the exercise currency of their warrants from United States dollars to Canadian dollars. The change in the exercise currency of the warrants constitutes an extinguishment of the existing instruments and constitutes a new instrument.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

8.	Derivative liabilities (cont’d…)

As the exercise price of these warrants no longer differs from the Company’s functional currency, their fair value was reclassified to equity on the date of conversion. The total amount reclassified to additional paid-in capital totaled $1,865,692.

The fair value of these warrants was determined using the Black-Scholes option pricing model using the following assumptions:

	December 31,	December 31,
	2011	2010
Volatility	180%	175% - 201%
Dividend yield	-	-
Risk-free interest rate	0.30% - 2.24%	0.29% - 2.01%
Expected life	0.54 – 4.17 yrs	1.29 – 4.94 yrs

9.	Capital stock

Common stock:

Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any rights that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. There was no preferred stock issued and outstanding at December 31, 2011 and 2010.

Effective April 18, 2011, the Company completed a three for one forward-stock-split of its common stock with a corresponding increase in its authorized common stock from 100,000,000 shares of common stock to 300,000,000 shares of common stock. All common stock, option, warrant and per share amounts are stated retroactively to reflect the forward- stock-split.

On December 7, 2010, the Company completed a private placement of 12,000,000 units, at a price of US$0.05 per unit, for gross proceeds of CDN$605,640 (US$600,000). Each unit consisted of one common share of the Company and one common share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional common share of the Company for US$0.08 per share until December 7, 2015. $293,031 of the proceeds were allocated to the warrants and recorded as a derivative liability. The fair value was determined using the Black-Scholes option pricing model, adjusted for market liquidity and allocated on a relative basis.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

9.	Capital stock (cont’d…)

Common stock (cont’d…):

On March 3, 2011, the Company completed a private placement of 10,950,000 units at a price of US$0.05 per unit for total proceeds of $542,272 (US$547,500). Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of US$0.08 for a period of 5 years, expiring March 3, 2016. Upon issuance of the units, $267,355 of the proceeds were allocated to the warrants and recorded as a derivative liability and the balance of $220,167, which is net of share issuance costs of $54,750, was allocated to common stock and additional paid-in capital. The fair value of the warrants was determined using the Black- Scholes option pricing model using the following assumptions: volatility of 177%; a dividend yield rate of 0%; a risk-free interest rate of 2.24% and an expected life of five years, adjusted for market liquidity and allocated on a relative basis.

On November 10, 2011, the Company entered into a consulting agreement for business relations, research services and consulting for equity placements, whereby the Company was required to issue 260,000 common shares at a price of $0.08, the stock price at the agreement date. The shares were issued on January 6, 2012. As at December 31, 2011 an obligation to issue shares was recorded in the amount of $20,800 as the shares had not yet been issued..

Stock options:

The Company has the following stock option plans which serve as equity incentive programs for management, qualified employees, members of the Board of Directors and independent advisors or consultants outstanding as at December 31, 2011:

(i)

The 2001 Stock Option Plan (the “2001 Plan”), which became effective on December 21, 2001, permits, at any one time, up to 4,500,000 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2011, the total number of stock options outstanding under the 2001 Plan is 416,400.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

9.	Capital stock (cont’d…)

Stock options (cont’d…):

(ii)

The 2003 Stock Option Plan (the “2003 Plan”), which became effective on January 3, 2003 and amended on July 10, 2007 permits, at any one time, up to 8,806,530 shares of common stock to be reserved for issuance. The maximum term during which a vested option may be exercised is ten years from the date of grant. The vesting period and the option price are determined by the compensation committee. The option price may be set at a discount to the closing price on the date of grant unless it is an incentive stock option. As at December 31, 2011, the total number of stock options outstanding under the 2003 Plan is 7,100,625.

On April 11, 2011, the Company granted 2,325,000 fully vested stock options to various employees. The options have an exercise price of US$0.08 each and expire on April 11, 2016. The Company recorded stock-based compensation expense of $292,424, being the estimated fair value of this grant. The fair value was determined using the Black-Scoles option pricing model with the following assumptions: expected life of 5 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. As at December 31, 2011, 93,900 of the options granted on April 11, 2011 had been cancelled.

During the year ended December 31, 2010, the Company recorded stock-based compensation of $456,647 relating to the issuance of 1,000,000 warrants each to the President of the Company and an employee. The stock-based compensation reflects the issue date fair value of the warrants. Each warrant is exercisable into a common share of the Company at a price of US$0.08 per share for a period of 5 years expiring December 23, 2015. To determine the fair value of these warrants the Company used the Black-Scholes option pricing model with the following weighted average assumptions: average expected stock price volatility of 174%, expected dividend yield of 0%, risk-free interest rate of 2.09% and an expected option life of 5 years.

A summary of the stock option activity during the year ended December 31, 2011 is as follows:

		Weighted average
	Number of options	Exercise price
Outstanding at December 31, 2010	10,091,400	US$0.10
Granted	2,325,000	US$0.08
Expired/cancelled	(2,668,275)	US$0.10

Outstanding at December 31, 2011	9,748,125	US$0.06

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

9.	Capital stock (cont’d…)

Stock options (cont’d…):

A summary of the stock options outstanding and exercisable at December 31, 2011 is as follows:

		Weighted Average
		Remaining Contractual	Weighted	Aggregate
Exercise		Life	Average	Intrinsic
Price	Number		Exercise Price	Value

US$ 0.040	6,206,250	2.11 years	US$ 0.040	US$ 124,125
0.080	2,325,000	4.28 years	0.080	-
0.060	33,750	3.95 years	0.060	-
0.133	982,500	0.59 years	0.133	-
0.150	22,500	3.98 years	0.150	-
0.183	15,000	3.98 years	0.183	-
0.200	7,500	3.98 years	0.200	-
0.217	155,625	1.71 years	0.217	-

	9,748,125	2.43 years	US$ 0.060	US$ 124,125

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.06 per share as of December 31, 2011 (December 31, 2010 – US$0.077), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 31, 2011 was 6,206,250 (December 31, 2010 – 6,240,000).

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

9.	Capital stock (cont’d…)

Warrants:

A summary of warrant activity during the twelve months ended December 31, 2011 is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2010	23,032,650	$0.08
Issued as part of private placement	10,950,000	0.08
Issued as compensation to consultant	2,500,000	0.15
Issued as compensation to board of directors	1,000,000	0.10

Outstanding at December 31, 2011	37,482,650	$0.09

On December 7, 2010, the Company issued 12,000,000 warrants as part of the 12,000,000 unit private placement for total proceeds of $600,000. Each warrant is exercisable into one share of the Company at a price of US$0.08 for a period of 5 years expiring December 7, 2015.

On December 23, 2010, the Company granted 1,000,000 compensation warrants each to the President of the Company and an employee. Each warrant is exercisable into a common share of the Company at a price of US$0.08 per share for a period of 5 years expiring December 23, 2015.

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement (Note 11). These warrants have an exercise price of $ 0.15 and expire on June 22, 2014. The agreement has a minimum term of twelve months. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $134,003, respectively, with the remainder of the fair value $126,855 recorded in deferred compensation in equity which will be amortized over a twelve month term.

All warrants issued vested upon granting.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

9.	Capital stock (cont’d…)

Warrants (cont’d):

On December 5, 2011, the Company issued 250,000 compensation warrants to each of the four new members of the board of directors brought in during 2011, totaling 1,000,000 compensation warrants. Each warrant is exercisable into a common share of the Company at a price of $0.10 and expire on December 5, 2014. The Company estimated the fair value of these warrants at grant to be $51,143 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%.

A summary of the warrants outstanding and exercisable at December 31, 2011 is as follows:

			Weighted Average
Weighted Average			Remaining Contractual
Exercise Price		Number	Life
US$	0.083	4,219,650	0.29 years
	$0.083	813,000	0.29 years
US$	0.080	2,749,998	3.94 years
	$0.080	9,250,002	3.94 years
US$	0.080	4,950,000	4.18 years
US$	0.080	6,000,000	4.18 years
	$0.080	6,000,000	3.98 years
	$0.150	2,500,000	2.44 years
	$0.100	1,000,000	2.93 years
	$0.086	37,482,650	3.40 years

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

10.	Income taxes

(a)	The provision for income taxes differs from the amount that would have resulted in applying the combined Canadian federal and statutory income tax rates as follows:

	2011	2010

Net income (loss) before income tax rates	$(2,883,304)	$(1,340,053)
Statutory income tax rate	26.5%	28.5%
Expected income tax expense (recovery) at statutory income tax rate	$(764,076)	$(381,915)
Non-deductible expenses and other items	382,970	(9,558)
Change in valuation allowance	381,106	426,709
Recognized investment tax credit	-	(35,236)

Income tax expense	$-	$-

(b)	Temporary differences that give rise to the following deferred income tax assets are as follows:

	2011	2010
Equipment	$20,137	$18,732
Intangible assets	17,778	15,171
Derivative liability	97,706	243,574
Investment tax credits (non-refundable)	914,027	689,857
Losses	234,986	-
Research and development costs	588,950	476,098
Warranty provision	51,628	109,428

	1,925,212	1,552,860
Valuation allowance	(1,925,212)	(1,552,860)

Net deferred income tax assets	$-	$-

The Company has non-refundable federal investment tax credits of $631,991 (2010 - $346,717) which will expire over a period up to 2031 and provincial investment tax credits of $282,037 (2010 - $171,122), which will expire over a period up to 2021.

The Company has unutilized scientific research and development costs of $2,355,799 (2010 - $1,926,707) which may be available to reduce taxable income and income taxes payable in future years.

Management has determined that the realization of the potential deferred tax assets resulting from these tax pools and other temporary differences is uncertain at this time, and cannot be viewed as more likely than not. Accordingly, the Company has recorded a full valuation allowance for the potential deferred tax asset.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

10.	Income taxes (cont’d…)

The Company files income tax returns in Canada and the United States of America. The Company’s Canadian income tax returns for 2007 through 2011 are open tax years. The Company’s United States tax returns are open from 2008 through 2011. The Company has reviewed its tax filings for these years to identify the existence of any uncertain tax positions that would require recognition in the Company’s financial statements. The Company may from time to time be assesed interest or penalties by tax filing jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.

11.	Commitments

The Company is committed to minimum annual payments for leases on its premises, automobiles, and office equipment as follows in each of the next five years:

Year ending December 31:

2012	$167,373
2013	85,057
2014	26,414
2015	13,305
2016	4,528

Rent expense included in the statements of operations is $137,582 (2010 - $135,757).

On June 22, 2011, the Company entered into a professional services agreement with a consultant for business development and strategic initiatives. As consideration, the Company will compensate the consultant at $8,500 per month, pay commissions of 8% on new sales and issued warrants for 2,500,000 shares (Note 9). Additionally for providing specific involvement in a future M&A transaction or Capital raise transaction, the consultant will be compensated at 7% or 10%, respectively, of the transaction value. The agreement may be terminated by 30 days written notice, after an initial term of 8 months. The commission arrangement extends for 12 months beyond termination.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

12.	Changes in non-cash working capital balances

	2011	2010

Trade accounts receivable	$162,914	$621,707
Inventory	15,918	86,705
Deposits	4,500	-
Lease receivable	-	-
Accounts payable	(49,996)	47,798
Accrued liabilities	51,661	67,733
Deferred revenue	5,248	4,619
Due to related parties	14,769	-

	$205,014	$828,562

13.	Segment information

	(a)	Operating segments:

The Company organizes its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and door access control systems.

The segments’ accounting policies are described in Note 2. Management evaluates performance based on profit or loss from operations before income taxes and nonrecurring gains and losses, if any. Retail prices are used to report intersegment sales.

December 31, 2011	Manufacturing	Servicing	Total

Sales to external customers	$2,353,326	$1,117,522	$3,470,848
Depreciation and amortization	5,621	20,892	26,513
Interest expense	16	-	16
Segment income (loss) before other items	(2,024,791)	349,502	(1,675,289)
Total assets	$1,122,036	$67,900	$1,189,936

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2011

13.	Segment information (cont’d…)

December 31, 2010	Manufacturing	Servicing	Total

Sales to external customers	$2,670,089	$1,246,835	$3,916,924
Depreciation and amortization	7,170	20,892	28,062
Interest expense	2,344	-	2,344
Segment income (loss) before other items	(1,253,812)	371,796	(882,016)
Total assets	$1,962,011	$88,792	$2,050,803

(b)	Of the total sales for the year ended December 31, 2011, $412,371 (2010 - $570,210) was derived from U.S.-based customers and $3,058,477 (2010 - $3,346,714) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total sales in either of the years presented.

(d)	Products:

Enterphone sales represented 11% of total sales during the year ended December 31, 2011 (2010 – 9%). MESH sales represented 51% of total sales during the year ended December 31, 2011 (2010 – 54%). The balance of the Company’s sales are derived from service agreements and other products such as access tracking and control, closed circuit monitors, infrared devices and radio frequency remotes.

14.	Financial instruments

The Company’s financial instruments include cash, trade accounts receivable, accounts payable, accrued liabilities, and amounts due to stockholders. It is management’s opinion that the Company is not exposed to significant interest, currency, business concentration or credit risks arising from these financial instruments. The Company’s financial instruments also include derivative liabilities which are measured at fair value and are impacted by changes in interest rates, foreign exchange rates and the price of the Company’s shares.

The fair values of all other financial instruments approximate their carrying values based on their liquidity and short-term nature.

The Company is subject to significant liquidity risk. At December 31, 2011, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.