Form 10-Q
period 2012-03-31
VISCOUNT SYSTEMS INC
filed 2012-05-15
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _____________ to ______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2012 the registrant’s outstanding common stock consisted of 76,733,750 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2012, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$0.9975 for USD$1.0000 or CAD$1.0000 for USD$1.003.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

MARCH 31, 2012

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$81,216	$169,322
Trade accounts receivable, less allowance for doubtful accounts of $140,285 (2011 - $133,389)	439,749	397,813
Inventory (note 2)	404,946	523,943
Total current assets	925,911	1,091,078

Deposits	1,391	1,391
Equipment (note 3)	28,376	29,567
Intangible assets	62,677	67,900

Total assets	$1,018,355	$1,189,936

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$144,271	$153,642
Accrued liabilities	581,904	567,271
Deferred revenue	41,921	49,545
Due to related parties (note 4)	234,902	187,171
Total current liabilities	1,002,998	957,629

Derivative financial liabilities (note 5)	278,736	390,824
	1,281,734	1,348,453

Stockholders' deficit
Capital stock (note 6)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 76,733,750 common shares (2011 - 76,473,750)	99,512	99,252
Additional paid-in capital	5,637,853	5,617,313
Obligation to issue shares	0	20,800
Deferred compensation (note 6)	(63,427)	(126,855)
Accumulated deficit	(5,937,317)	(5,769,027)
Total stockholders' deficit	(263,379)	(158,517)

Total liabilities and stockholders' deficit	$1,018,355	$1,189,936

Commitments and contingencies (note 8)
See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)
For the three months ended

	March 31,	March 31,
	2012	2011

Sales	$867,001	$861,197
Cost of sales	348,411	414,944
Gross profit	518,590	446,253

Expenses
Selling, general and administrative	719,501	762,918
Research and development	72,999	138,054
Depreciation and amortization	6,414	6,740
	798,914	907,712

Loss before other items	(280,324)	(461,459)

Other items
Interest income	6	11
Interest expense	(60)	-
Fair value adjustment of derivative liability (note 5)	112,088	(645,964)
	112,034	(645,953)

Net loss and comprehensive loss	(168,290)	(1,107,412)

Basic and diluted loss per common share	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, Basic and diluted	76,719,306	68,968,695

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in Canadian dollars)

			Additional
	Common Stock		paid-in	Obligation to	Deferred	Accumulated
	Shares	Amount	capital	issue shares	Compensation	deficit	Total

Balance, December 31, 2010	65,523,750	$88,302	$2,937,979	$-	$-	$(2,885,723)	$140,558

Units issued for cash from private placement	10,950,000	10,950	209,217	-	-	-	220,167
Units to be issued for consulting services		-	-	20,800	-	-	20,800
Stock-based compenastion -options	-	-	292,424	-	-	-	292,424
Stock-based compensation - warrants	-	-	312,001	-	(126,855)	-	185,146
Warrant reclassification (Note 5)	-	-	1,865,692	-	-	-	1,865,692
Net loss	-	-	-	-	-	(2,883,304)	(2,883,304)

Balance, December 31, 2011	76,473,750	99,252	5,617,313	20,800	(126,855)	(5,769,027)	(158,517)

Units issued for consulting services	260,000	260	20,540	(20,800)	-	-	-
Stock-based compensation - warrants	-	-	-	-	63,428		63,428
Net loss	-	-	-	-	-	(168,290)	(168,290)

Balance, March 31, 2012	76,733,750	$99,512	$5,637,853	$-	$(63,427)	$(5,937,317)	$(263,379)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)
For the three months ended

	March 31,	March 31,
	2012	2011

Operating activities:
Net loss	$(168,290)	$(1,107,412)
Items not involving cash:
Depreciation and amortization	6,414	6,740
Fair value adjustment of derivative liability	(112,088)	645,964
Stock-based compensation	63,428	-
Changes in non-cash working capital balances (note 7)	74,699	(45,578)
Net cash used in operating activities	(135,837)	(500,286)

Financing activities:
Proceeds from private placement, net of issue costs	-	487,522
Proceeds from related party	47,731	-
Net cash provided by financing activities	47,731	487,522

Increase (decrease) in cash	(88,106)	(12,764)

Cash, beginning of period	169,322	820,344

Cash, end of period	$81,216	$807,580

Supplementary information:
Interest paid	$60	$-
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2012

1.	Basis of presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and by Article 8-03 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. These financial statements should be read in conjunction with the audited annual consolidated financial statements of Viscount Systems, Inc. (the “Company”) filed on Form 10-K for the year ended December 31, 2011. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2012 or for any other interim period.

The financial information as at March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

Effective April 18, 2011, the Company completed a three for one forward-split of its common stock. All common stock and related per share amounts in these unaudited interim consolidated financial statements are stated on an after-forward-split basis (Note 6).

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $5,937,317, reported a loss for the three month period ended March 31, 2012 of $168,290 and has a working capital deficiency of $77,087 as at March 31, 2012.. Cash flows used in operating activities for the three months ended March 31, 2012 were $135,837. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flows from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. The Company’s bank credit facility was suspended on December 30, 2011 due to the bank’s assessment of the Company’s financial position. Management has determined that the Company will need to raise a minimum of $500,000 by way of new debt or equity financing to continue normal operations for the next twelve months. Management has been actively seeking new investors and developing customer relationships, however a financing arrangement has not yet completed. Short-term loan financing is anticipated from related parties, however there is no certainty that loans will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2012

2.	Inventory

	March 31,	December 31,
	2012	2011

Raw materials	$133,604	$297,741
Work in process	32,664	2,679
Finished goods	238,678	223,523

	$404,946	$523,943

3.	Equipment

		Accumulated	Net book
March 31, 2012	Cost	depreciation	value

Computer equipment	$110,838	$98,554	$12,284
Office furniture and equipment	77,269	61,680	15,589
Leasehold improvements	46,814	46,311	503

	$234,921	$206,545	$28,376

		Accumulated	Net book
December 31, 2011	Cost	depreciation	value

Computer equipment	$110,838	$98,133	$12,705
Office furniture and equipment	77,269	61,082	16,187
Leasehold improvements	46,814	46,139	675

	$234,921	$205,354	$29,567

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2012

4.	Due to related parties

Amounts due to related parties in the amount of $217,402 for outstanding loans (December 31, 2011 - $172,402) are non-interest bearing, unsecured and have no fixed terms of repayment.

Amounts due to related parties for director fees and travel expenses are $17,500 (2011 - $14,769).

5.	Derivative financial liabilities

Derivative financial liabilities consist of warrants, originally issued in private placements that have exercise prices denominated in United States dollars, which differs from the Company’s functional currency. The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2012:

Fair Value Measurements Using Level 3 Inputs
Derivative liability
- warrants

Balance, December 31, 2010	$974,297
Total fair value adjustment	1,014,864
Fair value of warrants issued in March 2011	267,355
Transfers out to Equity	(1,865,692)
Balance, December 31, 2011	390,824
Total fair value adjustment	(112,088)
Balance, March 31, 2012	$278,736

During the three months ended March 31, 2012, the Company recognized a credit to operations of $112,088 (2011 – charge of $645,964) being the change in the fair value of the derivative warrants during the period.

				Fair Value at
Number of	Expiry	Exercise	Amended	Amended
Warrants	Date	Price	Exercise Price	Exercise Price
813,000	April 16, 2012	US$ 0.080	$ 0.080	$64,421
9,250,002	December 7, 2015	US$ 0.080	$ 0.080	1,034,905
6,000,000	March 3, 2016	US$ 0.080	$ 0.080	766,366
16,063,002				$1,865,692

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2012

5.	Derivative financial liabilities (cont’d)

The fair value of these warrants was determined using the Black-Scholes option pricing model using the following assumptions:

	March 31,	December 31,
	2012	2011
Volatility	180%	180%
Dividend yield	-	-
Risk-free interest rate	0.50% - 7.54%	0.20% - 5.95%
Expected life	0.04 – 3.92 yrs	0.29 – 4.17 yrs

6.	Capital stock

Common Stock:

Each share of common stock has the same rights, privileges and preferences. The holders of the outstanding common stock are entitled, in the event of liquidation, to a pro rata share of net assets, subject to any rights that may be applicable on any preferred stock. The Board of Directors has the authority to determine and amend the designation, preferences, limitations and relative rights of preferred stock. There was no preferred stock issued and outstanding at March 31, 2012 and December 31, 2011.

Effective April 18, 2011, the Company completed a three for one forward-stock-split of its common stock with a corresponding increase in its authorized common stock from 100,000,000 shares of common stock to 300,000,000 shares of common stock. All common stock, option, warrant and per share amounts are stated retroactively to reflect the forward-stock-split.

On November 10, 2011, the Company entered into a consulting agreement for business relations, research services and consulting for equity placements, whereby the Company was required to issue 260,000 common shares at a price of $0.08, the stock price at the agreement date. The shares were issued on January 6, 2012. As at December 31, 2011 an obligation to issue shares was recorded in the amount of $20,800 as the shares had not yet been issued.

Stock Options:

A summary of the stock option activity during the three months ended March 31, 2012 is as follows:

	Number of	Weighted average
	options	Exercise price
Outstanding at December 31, 2011	9,748,125	US$0.06
Granted	-	-
Expired/cancelled	-	-

Outstanding at March 31, 2012	9,748,125	US$0.06

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2012

6.

Capital stock (cont’d)

Stock Options (cont’d):

On April 11, 2011, the Company granted 2,325,000 fully vested stock options to various employees. The options have an exercise price of US$0.08 each and expire on April 11, 2016. The Company recorded stock-based compensation expense of $63,428 (2011 - $nil), being the estimated fair value of the vesting options recognized over the service period. The fair value was determined using the Black-Scoles option pricing model with the following assumptions: expected life of 5 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. As at March 31, 2012, 93,900 of the options granted on April 11, 2011 had been cancelled.

A summary of the stock options outstanding and exercisable at March 31, 2012 is as follows:

			Weighted
			Average	Weighted	Aggregate
Exercise			Remaining	Average	Intrinsic
Price		Number	Contractual Life	Exercise Price	Value

US$	0.040	6,206,250	1.86 years	US$ 0.040	US$ 124,125
	0.080	2,325,000	4.03 years	0.080	-
	0.060	33,750	3.73 years	0.060	-
	0.133	982,500	0.34 years	0.133	-
	0.150	22,500	3.73 years	0.150	-
	0.183	15,000	3.73 years	0.183	-
	0.200	7,500	3.73 years	0.200	-
	0.217	155,625	1.46 years	0.217	-

		9,748,125	2.23 years	US$ 0.060	US$ 124,125

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.06 per share as of March 31, 2012 (December 31, 2011 –US$0.06), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of March 31, 2012 was 6,206,250 (December 31, 2011 – 6,206,250).

Warrants:

A summary of warrant activity during the three months ended March 31, 2012 is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2011 and
March 31, 2012	37,482,650	$0.09

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2012

6.	Capital stock (cont’d) Warrants (cont’d):

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement (Note 11). These warrants have an exercise price of $ 0.15 and expire on June 22, 2014. The agreement has a minimum term of twelve months. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the three month periods ended March 31, 2012, the Company recorded stock-based compensation expense of $63,428, respectively, with the remainder of the fair value ($63,428) recorded in deferred compensation in equity which will be amortized over a twelve month term.

A summary of the warrants outstanding and exercisable at March 31, 2012 is as follows:

			Weighted Average
Weighted Average			Remaining Contractual
Exercise Price		Number	Life
US$	0.083	4,219,650	0.04 years
	$0.083	813,000	0.04 years
US$	0.080	2,749,998	3.69 years
	$0.080	9,250,002	3.69 years
US$	0.080	4,950,000	3.93 years
US$	0.080	6,000,000	3.93 years
	$0.080	6,000,000	3.73 years
	$0.150	2,500,000	2.19 years
	$0.100	1,000,000	2.68 years

	$0.085	37,482,650	3.15 years

7.	Changes in non-cash working capital balances

	Three months ended
	March 31,
	2012	2011

Trade accounts receivable	$(41,936)	$18,883
Inventory	118,997	55,905
Accounts payable	(9,371)	(27,842)
Accrued Liabilities	14,633	(85,836)
Deferred revenue	(7,624)	(6,688)

	$74,699	$(45,578)

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2012

8.	Commitments and contingencies

The Company is committed to minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2014 and 2015 as follows:

Year or period ending December 31:	$
2012	125,577
2013	85,057
2014	26,414
2015	13,305
2016	4,528

Rent expense included in the statements of operations for the three months ended March 31, 2012 is $34,583 (2011 - $34,133).

On June 22, 2011, the Company entered into a professional services agreement with a consultant for business development and stragetic initiatives. As consideration, the Company will compensate the consultant at $8,500 per month, pay commissions of 8% new sales and issue warrants to acquire up to 2,500,000 shares (Note 8). Additionally for providing specific involvement in a M&A transaction or Capital raise transaction, the consultant will be compensated at 7% or 10%, repsectively, of the transaction value. The agreement may be terminated by 30 days written notice, after an intial term of 8 months. The commission arrangement shall extend for 12 months beyond termination.

9.	Segment information

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2012

9.	Segment information (cont’d)

For the three months ended March 31, 2012	Manufacturing	Servicing	Total

Sales to external customers	$611,507	$255,494	$867,001
Depreciation and amortization	1,191	5,223	6,414
Interest expense	60	-	60
Segment income(loss) before income taxes	(239,651)	71,361	(168,290)
Total assets	955,678	62,677	1,018,355

For the three months ended March 31, 2011	Manufacturing	Servicing	Total

Sales to external customers	$577,712	$283,485	$861,197
Depreciation and amortization	1,517	5,223	6,740
Interest expense	-	-	-
Segment income(loss) before income taxes	(1,177,888)	70,476	(1,107,412)
Total assets	1,872,942	83,569	1,956,511

As at December 31, 2011	Manufacturing	Servicing	Total

Total assets	$1,122,036	$67,900	$1,189,936

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2012

9.	Segment information (cont’d)

	(b)	Of the total revenues for the three months ended March 31, 2012, $101,450 (2011 - $108,759) was derived from U.S.-based customers and $765,551 (2011 - $752,438) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either three months ended March 31, 2012 or 2011.

	(d)	Products and services:

Enterphone 2000 sales represented 13.7% of total revenue during the three months ended March 31, 2012 (2011 – 9.8%). MESH sales represented 52.6% of total revenue during the three months ended March 31, 2012 (2011 – 49.6%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Sales for the three months ended March 31, 2012 and 2011 were $867,001 and $861,197, respectively, an increase of $5,804 or 0.7% . These two comparative periods were consistent. MESH sales, which also include MESH EPX and MESH Freedom, for the three months ended March 31, 2012 and 2011 were $455,974 and $427,179, respectively, an increase of $28,795 or 6.7% . These two comparative periods were consistent. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended March 31, 2012 and 2011 were $118,977 and $84,074, respectively, an increase of $34,903 or 41.5% . As an older technology, Enterphone sales are no longer a significant part of our total sales. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. The Company has also started selling MESH Freedom, the new IT platform, developed and released during the last quarter of 2010. The MESH Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in your building or anywhere in the world. The software component of MESH Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the three months ended March 31, 2012 and 2011, MESH sales were 52.6% and 49.6%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,407 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2012 and 2011, customer service contracts and new equipment sales generated aggregate sales revenues of $255,494 and $283,485, respectively, a decrease of $27,991 or 9.9% . These two comparative periods were consistent.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,407 at March 31, 2012, as compared to 1,428 at December 31, 2011 and 1,468 at March 31, 2011. During the first quarter of 2012, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At March 31, 2012, the cost of the service agreements, net of accumulated amortization, was $62,677.

Cost of sales and services as a percentage of sales was 40.2% and 48.2% for the three months ended March 31, 2012 and 2011, respectively. Cost of sales has decreased as a result of the using lower cost input materials in the MESH and Freedom Bridge products. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended March 31, 2012 and 2011 was $518,590 and $446,253, respectively, an increase of $72,337 or 16.2% . This increase corresponds with consistent sales and the declining cost of sales for the three months ended months ended March 31, 2012 mentioned above.

Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 were $719,501 and $762,918, respectively, a decrease of $43,417 or 5.7% . These two comparative periods were consistent. For the three months ended March 31, 2012 and 2011, selling, general and administrative expenses, as a percentage of sales, were 83.0% and 88.6%, respectively. The three month period ending March 31, 2012 saw management controlling costs in advertising, travel, tradeshow, consulting fees, and various office expenses.

Research and development costs for the three months ended March 31, 2012 and 2011 were $72,999 and $138,054, respectively, a decrease of $65,055 or 47.1% . Engineering expenses were reduced this quarter due to the completion of the MESH Freedom hardware.

Net loss for the three month period ended March 31, 2012 was $168,290, as compared to a net loss of $1,107,412 for the three month period ended March 31, 2011, a decreased loss of $939,122. During the quarter ended March 31, 2012, expenses were controlled to maintain cash flow and to minimize the net loss. The loss during the first quarter of 2011 was due to increased advertising, travel, tradeshow, consulting fees, and various office expenses. The loss in 2011 was increased $645,964 as a result of a fair value adjustment of certain outstanding warrants that are accounted for as a derivative financial instrument. The loss in 2012 was decreased by $112,088 as a result of a fair value adjustment of certain warrants that are accounted for as a derivative financial instrument. The fair value adjustment has no cash flow impact.

Liquidity and Capital Resources

Cash as of March 31, 2012, as compared to December 31, 2011 was $81,216 and $169,322, respectively, a decrease of $88,106. On December 7, 2010, the Company completed a private placement of 12,000,000 units at a price of US$0.05 per unit for total proceeds of CDN$605,640 (US$600,000). Each unit consisted of one common share of the Company and one common share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional common share of the Company for US$0.08 per share until December 7, 2015. On March 3, 2011, the Company completed a private placement of 10,950,000 units at a price of US$0.05 per unit for total proceeds of CDN$542,272 (US547,500). Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of $0.08 for a period of 5 years, expiring March 3, 2016.

At December 30, 2011 the Company’s credit facility of which the lesser of $500,000 or 75% of accounts receivable less than 90 days at the prime lending rate plus 1.75% could have been drawn was suspended due to the bank’s assessment of the Company’s financial position. At March 31, 2012 and December 31, 2011, $nil was drawn on this facility.

At March 31, 2012, the Company had a working capital deficit of $77,087, as compared to working capital of $133,449 at December 31, 2011. Working capital has decreased by $210,536. The current ratio at March 31, 2012 was 0.92, as compared with 1.14 at December 31, 2011.

The Company has been working to finance operations and future growth through a stock-based equity injection of up to $2 million. The Company has received term sheets and is expecting to close the financing in the second quarter of 2012. However, the state of the global financial markets and recession fears present significant uncertainties for the timing and successful completion of the equity investment.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $5,937,317, reported a loss for the quarter ended March 31, 2012 of $168,290 and negative working capital at March 31, 2012. Cash flows used in operating activities for the quarter ended March 31, 2012 were $135,837. Although management is confident that the company can access, sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management has determined that the Company will need to raise a minimum of $500,000 before the end of the second quarter of fiscal 2012, by way of debt or equity financing, to continue normal operations for the next twelve months. Management has been actively seeking new investors and developing customer relationships, however a financing arrangement has not yet completed. Short-term loan financing is anticipated from related parties, however there is no certainty that loans will be available when required These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio at March 31, 2012 was 43 days, as compared 51 days at December 31, 2011 and March 31, 2011. The accounts receivable reserve was $140,285 at March 31, 2012, as compared to $133,389 at December 31, 2011. The accounts receivable reserve has increased by $6,896 or 5.2%, since the year ended December 31, 2011. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At March 31, 2012, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.

For the three months ended March 31, 2012, there were no capital expenditures.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We will likely require additional funds to support the development and marketing of our new MESH product lines. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

We do not have any material commitments for capital expenditures as of March 31, 2012.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

During this quarter, the Company received a $45,000 loan from a shareholder.

Critical Accounting estimates and judgements:

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

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing obsolete inventory.

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

Recent accounting pronouncements

Other recently issued pronouncements are not expected to be applicable to the Company or have significant impact on the Company’s financial statements.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2012. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2012, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 6, 2012, the Company issued 260,000 common shares at a deemed price of $0.05 per share in consideration for consulting services provided to the Company. The securities were issued to one US person pursuant to Rule 506 of Regulation D under the United States Securities Act of 1933.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer