Form 10-Q
period 2012-06-30
VISCOUNT SYSTEMS INC
filed 2012-08-14
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
As of June 30, 2012 the registrant’s outstanding common stock consisted of 76,733,750 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2012, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0181 for USD$1.0000 or CAD$1.0000 for USD$0.9822.

Item 1.	Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

JUNE 30, 2012

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$572,491	$169,322
Trade accounts receivable, less allowance for doubtful accounts of $107,251 (2011 - $133,389)	492,386	397,813
Inventory (note 2)	424,768	523,943
Total current assets	1,489,645	1,091,078

Deposits	1,391	1,391
Equipment (note 3)	27,245	29,567
Intangible assets	57,454	67,900

Total assets	$1,575,735	$1,189,936
	.
Liablilities and stockholders' deficit

Current liabilities
Accounts payable	$211,582	$153,642
Accrued liabilities	547,726	567,271
Deferred revenue	51,560	49,545
Due to related parties (note 4)	172,402	187,171
Total current liabilities	983,270	957,629

Derivative financial liabilities (note 5)	2,167,309	390,824
	3,150,579	1,348,453

Stockholders' equity (deficit)
Capital stock (note 6)
Authorized:
300,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
76,733,750 common shares (2011 - 76,473,750)	99,512	99,252
1,000 preferred shares (2011 - nil)	1	-
Additional paid-in capital	5,637,853	5,617,313
Obligation to issue shares		20,800
Deferred compensation (note 6)		(126,855)
Accumulated deficit	(7,312,210)	(5,769,027)
Total stockholders' deficit	(1,574,844)	(158,517)

Total liabilities and stockholders' deficit	$1,575,735	$1,189,936

Commitments and contingencies (note 8)
See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

				(Note 2)
	Three months ended			Six months ended
	June 30			June 30
	2012		2011	2012		2011

Sales	$901,088 $		900,131	$1,768,089 $		1,761,328
Cost of sales	355,140		357,166	$703,551		772,110
Gross profit	545,948		542,965	1,064,538		989,218

Expenses
Selling, general and administrative	988,818		1,030,478	1,708,319		1,793,396
Research and development	69,601		121,804	142,600		259,858
Depreciation and amortization	6,354		6,663	12,768		13,403
	1,064,773		1,158,945	1,863,687		2,066,657

Loss before other items	(518,825)		(615,980)	(799,149)		(1,077,439)

Other items
Interest income	7		14	12		25
Interest expense	(700)		-	(760)		-
Fair value adjustment of derivative liability (note 5)	(855,374)		(895,332)	(743,286)		(1,541,296)
	(856,067)		(895,318)	(744,034)		(1,541,271)

Net loss and comprehensive loss	(1,374,892)		(1,511,298)	(1,543,183)		(2,618,710)

Basic and diluted loss per common share	$(0.02	) $	(0.02)	$(0.02	) $	(0.04)

Weighted average number of common shares outstanding, Basic and diluted	76,733,750		76,473,750	76,473,750		72,762,917

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in Canadian dollars)

					Additional
	Common Stock		Preffered Stock		paid-in	Obligation to	Deferred
	Shares	Amount	Shares	Amount	capital	issue shares	Compensation	Accumulated deficit	Total

Balance, December 31, 2010	65,523,750	$88,302	-	$-	$2,937,979	$-	$-	$(2,885,723)	$140,558

Units issued for cash from private placement	10,950,000	10,950	-	-	209,217	-	-	-	220,167
Units to be issued for consulting services		-	-	-	-	20,800	-	-	20,800
Stock-based compenastion -options	-	-	-	-	292,424	-	-	-	292,424
Stock-based compensation - warrants	-	-	-	-	312,001	-	(126,855)	-	185,146
Warrant reclassification (Note 5)	-	-	-	-	1,865,692	-	-	-	1,865,692
Net loss	-	-	-	-	-	-	-	(2,883,304)	(2,883,304)

Balance, December 31, 2011	76,473,750	99,252	-	-	5,617,313	20,800	(126,855)	(5,769,027)	(158,517)

Units issued for cash from equity securities	-	-	1,000	1	-	-	-	-	1
Units issued for consulting services	260,000	260	-	-	20,540	(20,800)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	126,855		126,855
Net loss	-	-	-	-	-	-	-	(1,543,183)	(1,543,183)

Balance, June 30, 2012	76,733,750	$99,512	1,000	$1	$5,637,853	$-	$-	$(7,312,210)	$(1,574,844)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the six months ended
	June 30,	June 30,
	2012	2011

Operating activities:
Net loss	$(1,543,183)	$(2,618,710)
Items not involving cash:
Depreciation and amortization	12,768	13,403
Fair value adjustment of derivative liability	743,286	1,541,296
Selling, general and administrative expenses paid by stock options and warrants	106,316	299,571
Changes in non-cash working capital balances (note 7)	45,012	(176,875)
Net cash used in operating activities	(635,802)	(941,315)

Financing activities:
Proceeds from private placement	1,053,740	487,523
Repayment of related party indebtedness	(14,769)	-
Net cash provided by financing activities	1,038,971	487,523

Increase (decrease) in cash	403,169	(453,792)

Cash, beginning of period	169,322	820,344

Cash, end of period	$572,491	$366,552

Supplementary information:
Interest paid	$760	$-
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2012

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

The financial information as at June 30, 2012 and for the three month and six month periods ended June 30, 2012 and 2011 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

Effective April 18, 2011, the Company completed a three for one forward-split of its common stock. All common stock and related per share amounts in these unaudited interim consolidated financial statements are stated on an after-forward-split basis (Note 6).

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $7,312,210, reported a loss for the three month period ended June 30, 2012 of $1,374,892 and has positive working capital of $506,375 as at June 30, 2012. Cash flows used in operating activities for the six months ended June 30, 2012 were $635,802. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flows from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. The Company’s bank credit facility was suspended on December 30, 2011 due to the bank’s assessment of the Company’s financial position. Management has determined that the Company will need to raise a minimum of $500,000 by way of new debt or equity financing to continue normal operations for the next twelve months. Management has been actively seeking new investors and developing customer relationships, however a financing arrangement has not yet completed. Short- term loan financing is anticipated from related parties, however there is no certainty that loans will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2012

2.	Inventory

	June 30,	December 31,
	2012	2011

Raw materials	$161,858	$297,741
Work in process	15,278	2,679
Finished goods	247,632	223,523

	$424,768	$523,943

3.	Equipment

		Accumulated	Net book
June 30, 2012	Cost	depreciation	value

Computer equipment	$110,838	$98,946	$11,892
Office furniture and equipment	77,269	62,247	15,022
Leasehold improvements	46,814	46,483	331

	$234,921	$207,676	$27,245

		Accumulated	Net book
December 31, 2011	Cost	depreciation	value

Computer equipment	$110,838	$98,133	$12,705
Office furniture and equipment	77,269	61,082	16,187
Leasehold improvements	46,814	46,139	675

	$234,921	$205,354	$29,567

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2012

4.	Due to related parties

Amounts due to related parties in the amount of $172,402 for outstanding loans (December 31, 2011 - $172,402) are non-interest bearing, unsecured and have no fixed terms of repayment.

Amounts due to related parties for director fees and travel expenses were $nil (2011 - $14,769).

5.	Derivative financial liabilities

Derivative financial liabilities consist of warrants, originally issued in private placements or as compensation, that have exercise prices denominated in United States dollars, which differs from the Company’s functional currency and the conversion option associated with the Preferred shares (Note 6).

During the six months ended June 30, 2012, the Company issued 1,000 Series A redeemable convertible preferred shares and a total of 14,742,014 share purchase warrants in connection with a financing. The preferred shares were determined to be a debt host contract and the warrants are derivative liabilities in accordance with ASC 815.

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended June 30, 2012:

Fair Value Measurements Using Level 3 Inputs
	Derivative liability	Derivative liability
	- warrants	– conversion
		option	Total
Balance, December 31, 2010	$974,297	$-	$974,297
Total fair value adjustment	1,014,864	-	1,014,864
Fair value of warrants issued in March 2011	267,355	-	267,355
Transfers out to Equity	(1,865,692)	-	(1,865,692)
Balance, December 31, 2011	390,824	-	390,824
Preferred share conversion option	-	1,187,773	1,187,773
Share purchase warrants issued	703,818	-	703,818
Total fair value adjustment	(113,825)	(1,281)	(115,106)
Balance, June 30, 2012	$980,817	$1,186,492	$2,167,309

During the six months ended June 30, 2012, the Company recognized a charge to operations of $115,106 (2011 – charge of $1,541,296) being the change in the fair value of the derivative liability warrants and conversion option during the period.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2012

5.	Derivative financial liabilities (cont’d)

The fair value of the warrants and conversion option were determined using the Black-Scholes option pricing model and the lattice binomial pricing model, respectively, using the following current market assumptions:

	June 30,	December 31,
	2012	2011
Volatility	180%	180%
Dividend yield	-	-
Risk-free interest rate	0.50% - 7.54%	0.20% - 5.95%
Expected life	0.04 – 4.96 yrs	0.29 – 4.17 yrs

6.	Capital stock

Effective April 18, 2011, the Company completed a three for one forward-stock-split of its common stock with a corresponding increase in its authorized common stock from 100,000,000 shares of common stock to 300,000,000 shares of common stock. All common stock, option, warrant and per share amounts are retroactively restated to reflect the forward-stock-split.

Series A Convertible Redeemable Preferred Stock (“Series A shares”)

On June 7, 2012, the Company completed the sale of 1,000 shares of Series A Converitble Redeemable preferred Stock, par value US$0.001 per share and stated value of US$1,000 per share, for gross proceeeds of US$1,000,000. The Series A shares contain certain rights and preferences as follows:

  The Series A Shares are convertible into shares of common stock of the Company at the rate of US$0.0407 per common share or 85% of the previous twenty day volume weighted average pricing.
  dividends of 8% payable in cash or Series A Shares.
  voting and conversion rights to 4.99% of the outstanding common stock per holder registration rights to the holders of the Series A Shares that may be exercised in certain circumstances.
  holders of Series A Shares are entitled to be paid 125% of the stated value of the Series A Shares, plus all accrued, but unpaid dividends on Series A Shares, upon liquidation or dissolution of the Company, including forms of mergers and acquisitions, in priority to any payments to the holders of shares of common stock.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2012

6.

Capital Stock (cont’d)

  the Series A Shares may be redeemed by the holders for 150% of their stated value, plus all accrued, but unpaid dividends on Series A Shares, upon the occurrence of a default, which includes performance conditions, delisting or late filing with the SEC.

In connection with the Series A share issuance, the Company also issued to the shareholders 12,285,012 shares purchase warrants, each exercisable into one common shares at US$0.08 per share for a period of 5 years. The Company paid a cash comission of US$100,000 and issued 2,457,002 Agents warrants. Each Agent warrant exercisable into one common share of the Company at US$0.05 per share for a period of 5 years. The warrants may be exercised on a cashless basis.

The above Series A shares and share purchase warrants were first assessed under ASC 480, “Distinguishing Liabilities from Equity”, and determined that neither financial instrument was within the scope of ASC 480. These financial instruments were then assessed under ASC 815, “Derivatives and Hedging”. As a result of this evaluation, the share purchase warrants are recorded at their fair value at each reporting period, with the change in fair value recorded in the consolidated statement of operations. The Series A shares are deemed to be a debt host contract and accordingly the conversion option is subject to bifurcation and separate evaluation. The conversion option has been bifurcated and recorded at fair value at each reporting period, with the change in fair value recorded in the consolidated statement of operations.

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2012

6.	Capital Stock (cont’d) Stock Options:

A summary of the stock option activity during the six months ended June 30, 2012 is as follows:

		Weighted average
	Number of options	Exercise price
Outstanding at December 31, 2011	9,748,125	US$0.06
Granted	-	-
Expired/cancelled	-	-

Outstanding at June 30, 2012	9,748,125	US$0.06

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

A summary of the stock options outstanding and exercisable at June 30, 2012 is as follows:

		Weighted
		Average	Weighted	Aggregate
Exercise		Remaining	Average	Intrinsic
Price	Number	Contractual Life	Exercise Price	Value

US$ 0.040	6,206,250	1.61 years	US$ 0.040	US$ 62,063
0.080	2,325,000	3.78 years	0.080	-
0.060	33,750	3.48 years	0.060	-
0.133	982,500	0.09 years	0.133	-
0.150	22,500	3.48 years	0.150	-
0.183	15,000	3.48 years	0.183	-
0.200	7,500	3.48 years	0.200	-
0.217	155,625	1.21 years	0.217	-

	9,748,125	1.98 years	US$ 0.060	US$ 124,125

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2012

6.	Capital Stock (cont’d) Stock Options (cont’d):

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.05 per share as of June 30, 2012 (December 31, 2011 – US$0.06), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2012 was 6,206,250 (December 31, 2011 – 6,206,250).

Warrants:

A summary of warrant activity during the six months ended June 30, 2012 is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2011	37,482,650	$.08
Issued as part of private placement	12,285,012.08
Issued as agent purchase warrants	2,457,002.05
Expired	(5,032,650)	.08
Outstanding at June 30, 2012	47,192,014.08

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement (Note 11). These warrants have an exercise price of $ 0.15 and expire on June 22, 2014. The agreement has a minimum term of twelve months. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the six month period ended June 30, 2012, the Company recorded stock-based compensation expense of $126,855.

A summary of the warrants outstanding and exercisable at June 30, 2012 is as follows:

		Weighted Average
Weighted Average		Remaining Contractual
Exercise Price	Number	Life

US$ 0.080	2,749,998	3.44 years
$ 0.080	9,250,002	3.44 years
US$ 0.080	10,950,000	3.68 years
$ 0.080	6,000,000	3.48 years
$ 0.150	2,500,000	1.94 years
$ 0.100	1,000,000	2.43 years
US$ 0.080	12,285,012	4.94 years
US$ 0.050	2,457,002	4.94 years

$ 0.083	47,192,014	3.87 years

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2012

7.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2012		2011

Trade accounts receivable	$(94,573	) $	(90,903)
Inventory	99,175		72,889
Accounts payable	57,940		(105,844)
Accrued Liabilities	(19,545)		(57,201)
Deferred revenue	2,015		4,184

	$45,012 $		(176,875)

8.	Commitments and contingencies

The Company is committed to minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2014 and 2016 as follows:

Year or period ending December 31:	$
2012	83,579
2013	96,254
2014	26,414
2015	13,305
2016	4,528

Rent expense included in the statements of operations for the three months ended June 30, 2012 is $34,784 (2011 - $34,283) and for the six months ended June 30, 2012 is $69,367 (2011 - $68,416).

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
Six months ended June 30, 2012

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

For the three months ended June 30, 2012	Manufacturing	Servicing	Total
Sales to external customers	$633,584	$267,504	$901,088
Depreciation and amortization	1,131	5,223	6,354
Interest expense, net	700	-	700
Segment income (loss) before income taxes	(1,419,159)	44,267	(1,374,892)
Total assets	1,518,281	57,454	1,575,735

For the three months ended June 30, 2011	Manufacturing	Servicing	Total
Sales to external customers	$621,115	$279,016	$900,131
Depreciation and amortization	1,440	5,223	6,663
Interest expense, net	-	-	-
Segment income (loss) before income taxes	(1,615,948)	104,650	(1,511,298)
Total assets	1,523,276	78,346	1,601,622

For the six months ended June 30, 2012	Manufacturing	Servicing	Total
Sales to external customers	$1,245,091	$522,998	$1,768,089
Depreciation and amortization	2,322	10,446	12,768
Interest expense, net	760	-	760
Segment income (loss) before income taxes	(1,658,811)	115,628	(1,543,183)
Total assets	1,518,281	57,454	1,575,735

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2012

9.	Segment information (cont’d)

For the six months ended June 30, 2011	Manufacturing	Servicing	Total
Sales to external customers	$1,198,827	$562,501	$1,761,328
Depreciation and amortization	2,957	10,446	13,403
Interest expense, net	-	-	-
Segment income (loss) before income taxes	(2,793,836)	175,126	(2,618,710)
Total assets	1,523,276	78,346	1,601,622

As at December 31, 2011	Manufacturing	Servicing	Total
Total assets	$1,122,036	$67,900	$1,189,936

(b)	Of the total revenues for the six months ended June 30, 2012, $208,714 (2011 - $229,757) was derived from U.S.-based customers and $1,559,375 (2011 - $1,531,571) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either six months ended June 30, 2012 or 2011.

(d)	Products and services:

Enterphone 2000 sales represented 11.2% of total revenue during the six months ended June 30, 2012 (2011 – 9.5%). MESH sales represented 55.1% of total revenue during the six months ended June 30, 2012 (2011 – 53.1%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Sales for the three months ended June 30, 2012 and 2011 were $901,088 and $900,131, respectively, an increase of $957 or 0.1% . Sales for the six months ended June 30, 2012 and 2011 were $1,768,089 and $1,761,328, respectively, an increase of $6,761 or 0.4% . These two comparative periods were consistent. MESH sales, which also include MESH EPX and MESH Freedom, for the three months ended June 30, 2012 and 2011 were $518,795 and $507,362, respectively, an increase of $11,433 or 2.3% . MESH sales for the six months ended June 30, 2012 and 2011 were $974,769 and $934,541, respectively, an increase of $40,228 or 4.3% These two comparative periods were consistent. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended June 30, 2012 and 2011 were $79,878 and $83,921, respectively, a decrease of $4,043 or 4.8% . Enterphone 2000 sales for the six months ended June 30, 2012 and 2011 were $198,855 and $167,995, respectively, an increase of $30,860 or 18.4% . As an older technology, Enterphone sales are no longer a significant part of our total sales. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. The Company has also started selling MESH Freedom, the new IT platform, developed and released during the last quarter of 2010. The MESH Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in your building or anywhere in the world. The software component of MESH Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the six months ended June 30, 2012 and 2011, MESH sales were 55.1% and 53.1%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,386 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2012 and 2011, customer service contracts and new equipment sales generated aggregate sales revenues of $522,998 and $562,501, respectively, a decrease of $39,503 or 7.0% . These two comparative periods were consistent.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,386 at June 30, 2012, as compared to 1,428 at December 31, 2011 and 1,444 at June 30, 2011. During the first two quarters of 2012, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At June 30, 2012, the cost of the service agreements, net of accumulated amortization, was $57,454.

Cost of sales and services as a percentage of sales was 39.4% and 39.7% for the three months ended June 30, 2012 and 2011, respectively. Cost of sales as a percentage of sales was 39.8% and 43.8% for the six months ended June 30, 2012 and 2011. Cost of sales has decreased as a result of the using lower cost input materials in the MESH and Freedom Bridge products. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended June 30, 2012 and 2011 was $545,948 and $542,965, respectively, an increase of $2,983 or 0.5% . Gross profit for the six months ended June 30, 2012 and 2011 was $1,064,538 and 989,218, respectively, an increase of $75,320 or 7.6% . This increase corresponds with consistent sales and the declining cost of sales for the three and six months ended months ended June 30, 2012 mentioned above.

Selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 were $988,818 and $1,030,478, respectively, a decrease of $41,660 or 4.0% . Selling, general and administrative expenses for the six months ended June 30, 2012 and 2011 were $1,708,319 and $1,793,396, respectively, a decrease of $85,077 or 4.7% . These two comparative periods were consistent. For the six months ended June 30, 2012 and 2011, selling, general and administrative expenses, as a percentage of sales, were 96.6% and 101.8%, respectively. The six month period ending June 30, 2012 saw management controlling costs in advertising, travel, tradeshow, consulting fees, and various office expenses.

Research and development costs for the three months ended June 30, 2012 and 2011 were $69,601 and $121,804, respectively, a decrease of $52,203 or 42.9% . Research and development costs for the six months ended June 30, 2012 and 2011 were $142,600 and $259,858, respectively, a decrease of $117,258 or 45.1% . Engineering expenses were reduced due to the completion of the MESH Freedom hardware.

Net loss for the three month period ended June 30, 2012 was $1,374,892, as compared to a net loss of $1,511,298 for the three month period ended June 30, 2011, a decreased loss of $136,406. Net loss for the six month period ended June 30, 2012 was $1,543,183, as compared to a net loss of $2,618,710 for the six month period ended June 30, 2011, a decreased loss of $1,075,527. During the first two quarters of 2012, expenses were controlled to maintain cash flow and to minimize the net loss. The loss during 2011 was due to increased advertising, travel, tradeshow, consulting fees, and various office expenses. The loss in 2011 was increased $645,964 as a result of a fair value adjustment of certain outstanding warrants that are accounted for as a derivative financial instrument. The loss in 2012 was increased by $743,286 as a result of a fair value adjustment of certain warrants that are accounted for as a derivative financial instrument. The fair value adjustment has no cash flow impact.

Liquidity and Capital Resources

Cash as of June 30, 2012, as compared to December 31, 2011 was $572,491 and $169,322, respectively, an increase of $403,169.

On June 7, 2012, Viscount Systems, Inc. completed a sale of 1,000 shares of Series A Convertible Redeemable Preferred Stock, par value US$0.001 per share, at a purchase price of US$1,000 and a stated value of US$1,000 per A Share, and for no additional consideration, an issuance of 12,285,012 share purchase warrants of the Company for gross proceeds of US$1,000,000. Each Warrant is exercisable to acquire a common share of the Company at a price of US$0.08 per share for a period of 5 years from the closing date. The Warrants may be exercised on a cashless basis. The A Shares are convertible, at the option of the holders, into 24,570,024 shares of common stock of the Company at a conversion price of US$0.0407 per share, subject to adjustment provisions.

In connection with the offering, the Company paid to a registered broker-dealer a cash commission of US$100,000 and issued share purchase warrants to acquire 2,457,002 shares of common stock of the Company. Each Agent Warrant is exercisable to acquire one common share of the Company at a price of US$0.05 per share for a period of 5 years from the closing date. The warrants may be exercised on a cashless basis.

At December 30, 2011 the Company’s credit facility of which the lesser of $500,000 or 75% of accounts receivable less than 90 days at the prime lending rate plus 1.75% could have been drawn was suspended due to the bank’s assessment of the Company’s financial position. At June 30, 2012 and December 31, 2011, $nil was drawn on this facility.

At June 30, 2012, the Company had a working capital of $506,375, as compared to working capital of $133,449 at December 31, 2011. Working capital had increased by $372,926. The current ratio at June 30, 2012 was 1.51, as compared with 1.14 at December 31, 2011.

The Company has the ability to finance operations and future growth through a stock-based equity injection of up to $2 million. However, the state of the global financial markets and recession fears present significant uncertainties for the timing and successful completion of an equity investment.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $7,312,210, reported a loss for the six months ended June 30, 2012 of $1,543,183. Cash flows used in operating activities for the six months June 30, 2012 were $635,802. Although management is confident that the company can access, sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management continues seeking new investors and developing customer relationships. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio at June 30, 2012 was 50 days, as compared 51 days at December 31, 2011 and 55 days at June 30, 2011. The accounts receivable reserve was $107,251 at June 30, 2012, as compared to $133,389 at December 31, 2011. The accounts receivable reserve has decreased by $26,138 or 19.6%, since the year ended December 31, 2011. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At June 30, 2012, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.

For the six months ended June 30, 2012, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of June 30, 2012.

There are no known trends or uncertainties that will have a material impact on revenues.

Related Party Transactions

During the quarter ended March 31, 2012, the Company received a $45,000 loan from a shareholder. It was paid back this second quarter ended June 30, 2012.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2012. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2012, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

On January 6, 2012, the Company issued 260,000 common shares at a deemed price of $0.05 per share in consideration for consulting services provided to the Company. The securities were issued in reliance on the exemption from registration available to an accredited investor under Rule 506 of Regulation D under the United States Securities Act of 1933.

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

Date: August 14, 2012	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President Principal Executive Officer and Principal Financial Officer