Form 10-Q
period 2012-09-30
VISCOUNT SYSTEMS INC
filed 2012-11-07
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
As of September 30, 2012 the registrant’s outstanding common stock consisted of 76,733,750 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2012, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$0.9832 for USD$1.0000 or CAD$1.0000 for USD$1.0171.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

SEPTEMBER 30, 2012

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets
Cash	$107,653	$169,322
Trade accounts receivable, less allowance for doubtful accounts of $115,445 (2011 - $133,389)	517,141	397,813
Inventory (note 2)	381,260	523,943
Total current assets	1,006,054	1,091,078

Deposits	1,391	1,391
Equipment (note 3)	26,171	29,567
Intangible assets	52,231	67,900

Total assets	$1,085,847	$1,189,936
	.
Liablilities and stockholders' deficit

Current liabilities
Accounts payable	$159,661	$153,642
Accrued liabilities	506,097	567,271
Deferred revenue	34,475	49,545
Due to related parties (note 4)	160,902	187,171
Total current liabilities	861,135	957,629

Derivative financial liabilities (note 5)	2,579,850	390,824
	3,440,985	1,348,453

Stockholders' deficit
Capital stock (note 6)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 76,733,750 common shares (2011 - 76,473,750)	99,512	99,252
1,000 preferred shares (2011 - nil)	1	-
Additional paid-in capital	5,637,853	5,617,313
Obligation to issue shares	-	20,800
Deferred compensation (note 6)	-	(126,855)
Accumulated deficit	(8,092,504)	(5,769,027)
Total stockholders' deficit	(2,355,138)	(158,517)

Total liabilities and stockholders' deficit	$1,085,847	$1,189,936

Commitments and contingencies (note 8)
See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011

Sales	$858,128	$903,477	$2,626,217	$2,664,805
Cost of sales	330,947	312,232	$1,034,498	1,084,342
Gross profit	527,181	591,245	1,591,719	1,580,463

Expenses
Selling, general and administrative	768,565	763,396	2,476,884	2,556,793
Research and development	120,085	105,484	262,685	365,342
Depreciation and amortization	6,297	6,590	19,065	19,993
	894,947	875,470	2,758,634	2,942,128

Loss before other items	(367,766)	(284,225)	(1,166,915)	(1,361,665)

Other items
Interest income	12	17	24	42
Interest expense	-	(1)	(760)	(1)
Initial loss on recognition of derivative instruments (note 5)	-	-	(858,391)	-
Fair value adjustment of derivative liability (note 5)	(412,540)	(41,643)	(297,435)	(1,582,939)
	(412,528)	(41,627)	(1,156,562)	(1,582,898)

Net loss and comprehensive loss	(780,294)	(325,852)	(2,323,477)	(2,944,563)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding, Basic and diluted	76,733,750	76,473,750	76,728,988	74,018,051

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Deficit
(Unaudited)
(Expressed in Canadian dollars)

					Additional
	Common Stock		Preffered Stock		paid-in	Obligation to	Deferred
	Shares	Amount	Shares	Amount	capital	issue shares	Compensation	Accumulated deficit	Total

Balance, December 31, 2010	65,523,750	$88,302	-	$-	$2,937,979	$-	$-	$(2,885,723)	$140,558

Units issued for cash from private placement	10,950,000	10,950	-	-	209,217	-	-	-	220,167
Units to be issued for consulting services		-	-	-	-	20,800	-	-	20,800
Stock-based compenastion -options	-	-	-	-	292,424	-	-	-	292,424
Stock-based compensation - warrants	-	-	-	-	312,001	-	(126,855)	-	185,146
Warrant reclassification (Note 5)	-	-	-	-	1,865,692	-	-	-	1,865,692
Net loss	-	-	-	-	-	-	-	(2,883,304)	(2,883,304)

Balance, December 31, 2011	76,473,750	99,252	-	-	5,617,313	20,800	(126,855)	(5,769,027)	(158,517)

Units issued for cash from equity securities	-	-	1,000	1	-	-	-	-	1
Units issued for consulting services	260,000	260	-	-	20,540	(20,800)	-	-	-
Stock-based compensation - warrants	-	-	-	-	-	-	126,855	-	126,855
Net loss	-	-	-	-	-	-	-	(2,323,477)	(2,323,477)

Balance, September 30, 2012	76,733,750	$99,512	1,000	$1	$5,637,853	$-	$-	$(8,092,504)	$(2,355,138)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the nine months ended
	September 30,	September 30,
	2012	2011

Operating activities:
Net loss	$(2,323,477)	$(2,944,563)
Items not involving cash:
Depreciation and amortization	19,065	19,993
Initial loss on recognition of derivative instruments	858,391	-
Fair value adjustment of derivative liability	297,435	1,582,939
Selling, general and administrative expenses paid by stock options and warrants	126,855	363,000
Changes in non-cash working capital balances (note 7)	(46,869)	(132,305)
Net cash used in operating activities	(1,068,600)	(1,110,936)

Financing activities:
Proceeds from private placement	1,033,200	487,522
Repayment of related party indebtedness	(26,269)	-
Net cash provided by (used in) financing activities	1,006,931	487,522

Decrease in cash	(61,669)	(623,414)

Cash, beginning of period	169,322	820,344

Cash, end of period	$107,653	$196,930

Supplementary information:
Interest paid	$760	$1
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2012

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

The financial information as at September 30, 2012 and for the three month and nine month periods ended September 30, 2012 and 2011 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $8,092,504, reported a loss for the three month period ended September 30, 2012 of $780,294 and has positive working capital of $144,919 as at September 30, 2012. Cash flows used in operating activities for the nine months ended September 30, 2012 were $1,068,600. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flows from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. The Company’s bank credit facility was suspended on December 30, 2011 due to the bank’s assessment of the Company’s financial position. Management has determined that the Company will need to raise a minimum of $500,000 by way of new debt or equity financing to continue normal operations for the next twelve months. Management has been actively seeking new investors and developing customer relationships, however a financing arrangement has not yet completed. Short-term loan financing is anticipated from related parties, however there is no certainty that loans will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2012

2.	Inventory

	September 30,	December 31,
	2012	2011

Raw materials	$144,071	$297,741
Work in process	26,065	2,679
Finished goods	211,124	223,523

	$381,260	$523,943

3.	Equipment

		Accumulated	Net book
September 30, 2012	Cost	depreciation	value

Computer equipment	$110,838	$99,306	$11,532
Office furniture and equipment	77,269	62,791	14,478
Leasehold improvements	46,814	46,653	161

	$234,921	$208,750	$26,171

		Accumulated	Net book
December 31, 2011	Cost	depreciation	value

Computer equipment	$110,838	$98,133	$12,705
Office furniture and equipment	77,269	61,082	16,187
Leasehold improvements	46,814	46,139	675

	$234,921	$205,354	$29,567

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2012

4.	Due to related parties

Amounts due to related parties in the amount of $160,902 for outstanding loans (December 31, 2011 - $187,171) are non-interest bearing, unsecured and have no fixed terms of repayment.

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

During the nine months ended September 30, 2012, the Company issued 1,000 Series A redeemable convertible preferred shares and a total of 14,742,014 share purchase warrants in connection with a financing. The preferred shares were determined to be a debt host contract and the warrants are derivative liabilities in accordance with ASC 815.

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended September 30, 2012:

Fair Value Measurements Using Level 3 Inputs
	Derivative liability	Derivative liability
	- warrants	– conversion
		option	Total
Balance, December 31, 2010	$974,297	$-	$974,297
Total fair value adjustment	1,014,864	-	1,014,864
Fair value of warrants issued in March 2011	267,355	-	267,355
Transfers out to Equity	(1,865,692)	-	(1,865,692)
Balance, December 31, 2011	390,824	-	390,824
Preferred share conversion option	-	1,187,773	1,187,773
Share purchase warrants issued	703,818	-	703,818
Total fair value adjustment	64,984	232,451	297,435
Balance, September 30, 2012	$1,159,626	$1,420,224	$2,579,850

During the nine months ended September 30, 2012, the Company recognized a charge to operations of $297,435 (2011 – $1,582,939) being the change in the fair value of the derivative liability warrants and conversion option during the period.

During the nine months ended September 30, 2012, the Company recognized an initial loss on recognition of $858,391 (2011 - $nil) being the difference in fair value of the derivative liability warrants and conversion option and the cash proceeds received from the 1,000 Series A redeemable convertible preferred shares issued.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2012

5.	Derivative financial liabilities (cont’d)

The fair value of the warrants and conversion option were determined using the Black-Scholes option pricing model and the lattice binomial pricing model, respectively, using the following current market assumptions:

	September 30,	December 31,
	2012	2011
Volatility	180%	180%
Dividend yield	-	-
Risk-free interest rate	3.50% - 5.80%	0.20% - 5.95%
Expected life	3.19 – 4.69 yrs	0.29 – 4.17 yrs

6.	Capital stock

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
Nine months ended September 30, 2012

6.	Capital Stock (cont’d)

the Series A Shares may be redeemed by the holders for 150% of their stated value, plus all accrued, but unpaid dividends on Series A Shares, upon the occurrence of a default, which includes performance conditions, delisting or late filing with the US Securities and Exchange Commission (“SEC”).

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

On November 10, 2011, the Company entered into a consulting agreement for business relations, research services and consulting for equity placements, whereby the Company was required to issue 260,000 common shares at a price of $0.08, the stock price at the agreement date. The shares were issued on January 6, 2012. At December 31, 2011 an obligation to issue shares was recorded in the amount of $20,800.

Stock Options:

A summary of the stock option activity during the nine months ended September 30, 2012 is as follows:

		Weighted average
	Number of options	Exercise price
Outstanding at December 31, 2011	9,748,125	US$0.06
Granted	-	-
Expired/cancelled	1,432,500	US$0.11

Outstanding at September 30, 2012	8,315,625	US$0.05

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2012

6.	Capital Stock (cont’d) Stock Options:

On April 11, 2011, the Company granted 2,325,000 fully vested stock options to various employees. The options have an exercise price of US$0.08 and expire on April 11, 2016. The Company recorded stock-based compensation expense of $126,855 (2011 - $292,424), being the estimated fair value of the vesting options recognized over the service period. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. As at September 30, 2012, 450,000 of the options granted on April 11, 2011 had been cancelled.

A summary of the stock options outstanding and exercisable at September 30, 2012 is as follows:

		Weighted
		Average	Weighted	Aggregate
Exercise		Remaining	Average	Intrinsic
Price	Number	Contractual Life	Exercise Price	Value

US$ 0.040	6,206,250	1.36 years	US$ 0.040	US$ 124,125
0.080	1,875,000	3.53 years	0.080	-
0.060	33,750	3.23 years	0.060	-
0.150	22,500	3.23 years	0.150	-
0.183	15,000	3.23 years	0.183	-
0.200	7,500	3.23 years	0.200	-
0.217	155,625	0.96 years	0.217	-

	8,315,625	1.86 years	US$ 0.050	US$ 124,125

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.06 per share as of September 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2012 was 6,206,250.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2012

6.	Capital Stock (cont’d) Warrants:

A summary of warrant activity during the nine months ended September 30, 2012 is as follows:

	Number of warrants	Weighted average
		Exercise price
Outstanding at December 31, 2011	37,482,650	$0.08
Issued as part of private placement	12,285,012	0.08
Issued as agent purchase warrants	2,457,002	0.05
Expired	(5,032,650)	0.08
Outstanding at September 30, 2012	47,192,014	0.08

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement. These warrants have an exercise price of $ 0.15 and expire on June 22, 2014. The agreement has a minimum term of twelve months. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the nine month period ended September 30, 2012, the Company recorded stock-based compensation expense of $126,855.

A summary of the warrants outstanding and exercisable at September 30, 2012 is as follows:

		Weighted Average
Weighted Average		Remaining Contractual
Exercise Price	Number	Life
US$ 0.080	2,749,998	3.19 years
$ 0.080	9,250,002	3.19 years
US$ 0.080	10,950,000	3.43 years
$ 0.080	6,000,000	3.23 years
$ 0.150	2,500,000	1.69 years
$ 0.100	1,000,000	2.18 years
US$ 0.080	12,285,012	4.69 years
US$ 0.050	2,457,002	4.69 years

$ 0.083	47,192,014	3.62 years

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2012

7.	Changes in non-cash working capital balances

	Nine months ended
	September 30,
	2012	2011

Trade accounts receivable	$(119,328)	$73,566
Inventory	142,683	(22,752)
Accounts payable	6,019	(57,886)
Accrued liabilities	(61,173)	(119,315)
Deferred revenue	(15,070)	(5,917)

	$(46,869)	$(132,304)

8.	Commitments and contingencies

The Company is committed to minimum annual payments on its premises, automobiles and office equipment operating leases that expire in 2014 and 2015 as follows:

Year or period ending December 31:	$
2012	139,804
2013	151,314
2014	21,474
2015	8,365

Rent expense included in the statements of operations for the three months ended September 30, 2012 is $35,186 (2011 - $34,583) and for the nine months ended September 30, 2012 is $104,553 (2011 - $102,999).

On June 22, 2011, the Company entered into a professional services agreement with a consultant for business development and stragetic initiatives. As consideration, the Company will compensate the consultant at $8,500 per month, pay commissions of 8% new sales and issue warrants to acquire up to 2,500,000 shares (Note 6). Additionally for providing specific involvement in a M&A transaction or Capital raise transaction, the consultant will be compensated at 7% or 10%, repsectively, of the transaction value. The agreement may be terminated by 30 days written notice, after an intial term of 8 months. The commission arrangement shall extend for 12 months beyond termination.

On June 15, 2012, the Company entered into a six month consulting agreement with a consultant for business development and strategic initiatives. As consideration, the Company will compensate the consultant $12,500 per month.

On August 10, 2012, the Company entered into a one year consulting agreement with a consultant for business development and strategic initiatives. As consideration, the Company will compensate the consultant US$7,500 per month.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2012

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

For the three months ended September 30, 2012	Manufacturing	Servicing	Total

Sales to external customers	$588,324	$269,804	$858,128
Depreciation and amortization	1,074	5,223	6,297
Interest expense, net	-	-	-
Segment income (loss) before income taxes	(438,321)	70,555	(367,766)
Total assets	1,033,616	52,231	1,085,847

For the three months ended September 30, 2011	Manufacturing	Servicing	Total

Sales to external customers	$632,830	$270,647	$903,477
Depreciation and amortization	1,367	5,223	6,590
Interest expense, net	1	-	1
Segment income (loss) before other items	(372,159)	87,934	(284,225)
Total assets	1,283,460	73,123	1,356,583

For the nine months ended September 30, 2012	Manufacturing	Servicing	Total

Sales to external customers	$1,833,415	$792,802	$2,626,217
Depreciation and amortization	3,396	15,669	19,065
Interest expense, net	760	-	760
Segment income (loss) before income taxes	(1,353,098)	186,183	(1,166,915)
Total assets	1,033,616	52,231	1,085,847

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2012

9.	Segment information (cont’d)

For the nine months ended September 30, 2011	Manufacturing	Servicing	Total

Sales to external customers	$1,831,657	$833,148	$2,664,805
Depreciation and amortization	4,324	15,669	19,993
Interest expense, net	1	-	1
Segment income (loss) before other items	(1,585,532)	223,867	(1,361,665)
Total assets	1,283,458	73,125	1,356,583

As at December 31, 2011	Manufacturing	Servicing	Total
Total assets	$1,122,036	$67,900	$1,189,936

(b)	Of the total revenues for the nine months ended September 30, 2012, $287,896 (2011 - $327,595) was derived from U.S.-based customers and $2,338,321 (2011 - $2,337,210) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either nine month period ended September 30, 2012 or 2011.

(d)	Products and services:

Enterphone 2000 sales represented 10.8% of total revenue during the nine months ended September 30, 2012 (2011 – 11.0%). MESH sales represented 53.7% of total revenue during the nine months ended September 30, 2012 (2011 – 52.0%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2012

10.	Subsequent Events

	(a)	On October 17, 2012, the Company issued 5.777 Series A Shares to the Series A holders as dividend payments for the June 2012 dividend payment.

	(b)	On October 17, 2012, the Company issued 20.34 Series A Shares to the Series A holders as dividend payments for the September 2012 dividend payment.

(c)

On October 19, 2012, the Company completed the sale of 100 shares of Series A Convertible Redeemable preferred Stock, par value US$0.001 per share and stated value of US$1,000 per share, for gross proceeds of US$100,000. In connection with the Series A share issuance, the Company also issued to the shareholders 1,000,000 shares purchase warrants, each exercisable into one common share at US$0.08 per share for a period of 5 years. The company accrued a cash commission of US$10,000 and issued 200,000 Agents warrants. Each Agent warrant exercisable into one common share of the Company at US$0.05 per share for a period of 5 years. The warrants may be exercised on a cashless basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Sales for the three months ended September 30, 2012 and 2011 were $858,128 and $903,477, respectively, a decrease of $45,349 or 5.0%. Sales for the nine months ended September 30, 2012 and 2011 were $2,626,217 and $2,664,805, respectively, a decrease of $38,588 or 1.4%. These two comparative periods were consistent. MESH sales, which also include MESH EPX and MESH Freedom, for the three months ended September 30, 2012 and 2011 were $434,344 and $451,195, respectively, a decrease of $16,851 or 3.7%. MESH sales for the nine months ended September 30, 2012 and 2011 were $1,409,113 and $1,385,736, respectively, an increase of $23,377 or 1.7%. These two comparative periods were consistent. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the three months ended September 30, 2012 and 2011 were $85,634 and $126,442, respectively, a decrease of $40,808 or 32.3%. Enterphone 2000 sales for the nine months ended September 30, 2012 and 2011 were $284,489 and $294,437, respectively, a decrease of $9,948 or 3.4%. As an older technology, Enterphone sales are no longer a significant part of our total sales. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. The Company has also started selling MESH Freedom, the new IT platform, developed and released during the last quarter of 2010. The MESH Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in your building or anywhere in the world. The software component of MESH Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the nine months ended September 30, 2012 and 2011, MESH sales were 53.7% and 52.0%, respectively, of total sales.

We also provide Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,380 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2012 and 2011, customer service contracts and new equipment sales generated aggregate sales revenues of $792,802 and $833,148, respectively, a decrease of $40,346 or 4.8%. These two comparative periods were consistent.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,380 at September 30, 2012, as compared to 1,428 at December 31, 2011 and 1,434 at September 30, 2011. During the three quarters of 2012, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At September 30, 2012, the cost of the service agreements, net of accumulated amortization, was $52,231.

Cost of sales and services as a percentage of sales was 38.6% and 34.6% for the three months ended September 30, 2012 and 2011, respectively. Cost of sales as a percentage of sales was 39.4% and 40.7% for the nine months ended September 30, 2012 and 2011. Cost of sales has remained consistent as we continue to use lower cost input materials in the MESH and Freedom Bridge products. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended September 30, 2012 and 2011 was $527,181 and $591,245, respectively, a decrease of $64,064 or 10.8%. Gross profit for the nine months ended September 30, 2012 and 2011 was $1,591,719 and $1,580,463, respectively, an increase of $11,256 or 0.7%. This corresponds with consistent sales and the declining cost of sales for the three and nine months ended months ended September 30, 2012 mentioned above.

Selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 were $768,565 and $763,396, respectively, an increase of $5,169 or 0.7%. Selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011 were $2,476,884 and $2,556,793, respectively, a decrease of $79,909 or 3.1%. For the nine months ended September 30, 2012 and 2011, selling, general and administrative expenses, as a percentage of sales, were 94.3% and 95.9%, respectively. Consulting fees for the nine months ended September 30, 2012 and 2011 were $571,500 and $254,391, respectively, an increase of $317,109. Consulting fees, in part, increased due to paying a consultant US$103,000 to raise the US$1,000,000 on June 7, 2012. Other increases were related to Board of Directors fees and the addition of consultants to provide strategic advice and alliances for key markets including the US Federal Government for Freedom projects.

Research and development costs for the three months ended September 30, 2012 and 2011 were $120,085 and $105,484, respectively, an increase of $14,601 or 13.8%. Research and development costs for the nine months ended September 30, 2012 and 2011 were $262,685 and $365,342, respectively, a decrease of $102,657 or 28.1%. Engineering expenses were reduced due to the completion of the MESH Freedom hardware.

Net loss for the three month period ended September 30, 2012 was $780,294, as compared to a net loss of $325,852 for the three month period ended September 30, 2011, an increased loss of $454,442. Net loss for the nine month period ended September 30, 2012 was $2,323,477, as compared to a net loss of $2,944,563 for the nine month period ended September 30, 2011, a decreased loss of $621,086. During the first three quarters of 2012, expenses were controlled to maintain cash flow and to minimize the net loss. The loss during 2011 was due to increased advertising, travel, tradeshow, and various office expenses. The loss in 2011 was increased by $1,582,939 as a result of a fair value adjustment of certain outstanding warrants that are accounted for as a derivative financial instrument. The loss in 2012 was increased by $1,155,826 as a result of an initial loss on recognition of a derivative financial instrument and fair value adjustment of certain warrants that are accounted for as a derivative financial instrument. The fair value adjustment has no cash flow impact.

Liquidity and Capital Resources

Cash as of September 30, 2012, as compared to December 31, 2011 was $107,653 and $169,322, respectively, a decrease of $61,669.

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

At December 30, 2011 the Company’s credit facility of which the lesser of $500,000 or 75% of accounts receivable less than 90 days at the prime lending rate plus 1.75% could have been drawn was suspended due to the bank’s assessment of the Company’s financial position. At September 30, 2012 and December 31, 2011, $nil was drawn on this facility.

At September 30, 2012, the Company had a working capital of $144,919, as compared to working capital of $133,449 at December 31, 2011. Working capital had increased by $11,470. The current ratio at September 30, 2012 was 1.17, as compared with 1.14 at December 31, 2011.

The Company has the ability to finance operations and future growth through a stock-based equity injection of up to $2 million. However, the state of the global financial markets and recession fears present significant uncertainties for the timing and successful completion of an equity investment.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $8,092,504, reported a loss for the nine months ended September 30, 2012 of $2,323,477. Cash flows used in operating activities for the nine months September 30, 2012 were $1,068,600. Although management is confident that the company can access, sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management continues seeking new investors and developing customer relationships. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio was 51 days at September 30, 2012, December 31, 2011 and September 30, 2011. The accounts receivable reserve was $115,445 at September 30, 2012, as compared to $133,389 at December 31, 2011. The accounts receivable reserve has decreased by $17,944 or 13.5%, since the year ended December 31, 2011. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At September 30, 2012, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.

For the nine months ended September 30, 2012, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2012.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2012. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2012, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: November 7, 2012		VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer