Form 10-K
period 2012-12-31
VISCOUNT SYSTEMS INC
filed 2013-03-27
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
YES [   ] NO [X]

State issuer’s revenues for its most recent fiscal year: $3,602,569 ($3,592,534 in Canadian dollars converted at an exchange rate of US$0.9949/CDN$ 1.000).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,836,688 as at June 30, 2012.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,733,750 shares of common stock as at March 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2012.

Form 10-K

Table of Contents

Part	Item No.
I	1	Business
	1A	Risk Factors
	2	Properties
	3	Legal Proceedings
	4	Mine Safety Disclosures
II	5	Market for Common Equity, Related Stockholder Matters and Purchase of Equity Securities
	6	Select Financial Data
	7	Management’s Discussion and Analysis or Plan of Operation
	7A	Quantitative and Qualitative Disclosures About Market Risk
	8	Financial Statements and Supplementary Data
	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	9A	Controls and Procedures
	9B	Other Information
III	10	Directors, Executive Officers, and Corporate Governance
	11	Executive Compensation
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	13	Certain Relationships and Related Transactions, and Director Independence
	14	Principal Accounting Fees and Services
	15	Exhibits, Financial Statement Schedules
Signatures

FORM 10-K

VISCOUNT SYSTEMS, INC.

PART I.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2012. AS USED HEREIN, THE "COMPANY," "VISCOUNT," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO VISCOUNT SYSTEMS, INC.

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

	High	Low
February 2013	1.0048	0.9960
January 2013	1.0188	0.9900
December 2012	1.0178	1.0028
November 2012	1.0095	0.9943
October 2012	1.0272	0.9986
September 2012	1.0371	1.0082

The following table sets out the exchange rate information as at each of the years ended December 31, 2012 and 2011.

	Year Ended December 31

	2012	2011
Rate at end of Period	0.9949	1.0170
Average Rate during Period	0.9996	0.9891
Low	0.9576	0.9428
High	1.0371	1.0607

Item 1. BUSINESS

GENERAL

Viscount Systems Inc. is a manufacturer, developer and service provider of access control security products. The company’s primary products are Freedom, MESH, EPX and Axess. EPX and Axess are the latest models of the Enterphone line of telephone entry systems, first introduced in 1966. Until 2012 MESH referred to Viscount’s line of computerized touch screen intercom systems and accessories that included card access systems. With the expansion of Viscount’s capabilities to provide leading edge building access solutions independently of intercom systems the company has now split the MESH product line into MESH Intercom solutions and Freedom access control solutions. Freedom is being deployed in a large array of industrial and government sites and is expected to be the growth engine for Viscount in the coming years.

In addition to its manufacturing division Viscount has a service division that covers the Province of British Columbia. The primary revenue source for the service division are 1,344 maintenance agreements on Enterphone, EPX and other systems that are billed on a monthly basis.

The Company’s website address is www.viscount.com. All periodic and current reports are available, free of charge, on the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Electronic or paper copies of the Company’s filings are also available, free of charge, upon request.

BUSINESS OVERVIEW

The Company has been designing, manufacturing and servicing access control and security products, including intercom and door access control systems and emergency communications systems since 1969. With the release of MESH in 2003 and then Freedom in 2011 the company has been migrating away from telecommunications based systems to large IP based building access systems. Through this transition the company is migrating from a hardware based business model to software based. To this end the company is investing heavily in mobile and Cloud software applications for the Freedom platform. To support its investments the Company has filed numerous patents since 2010 with a total of approximately 60 patent claims currently pending.

Freedom is a new building security technology that represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 door access points per controller. Each controller has embedded software to create door open commands that are programmed through a PC system user software interface. Freedom does not include an embedded decision-making software platform. Instead, with Freedom building security decisions are done in the same PC software, thereby dramatically simplifying the architecture of systems. The hardware piece of Freedom is the Freedom IP encryption bridge. Each bridge includes circuitry to trigger locks and monitor alarms and is connected to networks using switches.

The company has recognized for several years that the sales of its traditional Enterphone/EPX products would continue to be stagnant or would fall and accounted for only 9.5% of total sales for the year ended December 31, 2012. Enterphone is a building access control system that uses a building’s internal phone wiring thereby avoiding use of telephone utility services. The reason for the diminished sales of the product mainly relate to new digital telecommunications alternatives. The Enterphone technology requires access to a dedicated set of inside wires and is difficult to install and service with the existence of phone over cable or TV over phone systems. Therefore, the popularity of the technology has begun to wane.

The Company has a number of additional technologies in development. This includes Facility Friend visitor management and photo-id software and ABC business continuity software.

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

The company now focuses on several key products and markets. EPX is the latest generation of Enterphone and was released in 2009. MESH, released in 2003, is a digital platform for providing touch screen intercom and signage solutions. Freedom was released in 2011 and represents the primary focus for the future, IP based building security systems. Viscount has also expanded the capabilities of Freedom to focus on US Federal Government opportunities by making Freedom FIPS 201 compliant and is now upgrading Freedom further to expand into mobile applications and the Cloud.

INDUSTRY OVERVIEW

The Company competes in the building intercom and access control systems industry. The intercom and access control industry is sometimes referred to as a segment of the low voltage systems industry. The Company’s intercom and access control systems are designed to automate the control of access to buildings or other restricted access areas. Intercom systems and access control systems are complementary; however they can also be used independently depending on user requirements. For example, most modern residential apartment or condominium buildings have an intercom system for visitors wishing to communicate with residents. Residents, on the other hand, are issued access cards that can be used in conjunction with card readers installed beside gates, parking garages, doors or elevators in order to gain access.

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

Freedom and MESH mark a very different business model from the traditional approach. The building control and security industry has traditionally been highly segmented based on specific functions designed into proprietary electronic hardware. This has meant that makers of heating/ventilation and air-conditioning systems and security card access systems essentially manufacture input/output systems, while intercom makers manufacture voice systems, and security camera makers manufacture closed circuit video systems. Stated otherwise, audio, video, environment and access control systems are traditionally all separate building control systems that are independently controlled, installed, and maintained. There has been strong convergence of technologies in the computer and telephone related industries based on digital standards; however the building control industry has not as yet undergone a similar convergence of technologies. Traditionally, where systems need to be compatible, the industry has relied on integration. Integration is the use of a host computer and custom software to tie separate and distinct systems, typically from different manufacturers, together on a common software platform. However because Freedom and MESH are based on a single software platform and database architecture, different systems such as intercom and building security can be run as a single platform. Furthermore, with Viscount’s new Active Directory platform, logical and physical security can run as a unified platform and creates much more secure and flexible systems that provided with the integration model.

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

Access Control Systems Technology

The enterprise access control industry has traditionally used a communication technology known as Wiegand. Most of the worlds installed access systems are based on Wiegand technology. This also includes most Smart Card and biometric systems since these devices typically must be converted to some form of Wiegand to be process on control panels. Today, these systems are commonly found in residential, commercial and industrial buildings in the form of access control cards and card readers. Wiegand was initially developed in 1970 by Sensor Engineering as an access card technology. The card technology used a special patented process whereby wires are imbedded in a plastic access card to encode its data. This data format became a standard for other readers including RFID. Most access control readers are connected to control panels. Each panel holds a card databases and software that creates door unlock and alarm decisions. Panels are typically networked using RS 485, CANBUS or a similar technology. A host controller is programmed to receive information from the card reader in order to permit access to a building.

Each host controller can operate between 1 to 8 doors. Accordingly, a building with a large number of controlled access points could require a large number of host controllers, resulting in greater hardware costs. Host controllers can in turn be connected to a central server that monitors the host controllers and collects information on access point usage. The host server also holds the card holder database to store information and issue cards to users.

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

There are numerous limitations with the older technology. Systems are proprietary and expensive. In many ways physical and logic access control are identical but the existence of control hardware has precluded proper unification and convergence. New concerns about the vulnerabilities of control panels to cyber-attack are prompting some end users to look at alternatives.

Compliance driven change

The Company is participating in this advance in the access control industry with its proprietary MESH and Freedom intelligent access control and communication technology systems. Viscount believes the answer to the issues with the traditional access control model is the Freedom software application based approach. After 9-11 the US Department of Homeland Security was created. An evaluation concluded that control panels, cards were not secure. With it came FIPS 201, an expansion of processes and regulations designed to update security. An expanded standard, “FIPS-201-2,” is now in active drafting for future implementation. These regulations state that the vast majority of the existing access control infrastructure needs to be replaced or upgraded. This presents an enormous opportunity for new lower cost and more conformant technologies such as Freedom.

PRODUCTS

The Company is a manufacturer, developer, reseller and service provider of intercom and access control systems. The Company’s intercom and access control systems are installed throughout North America for various applications including: condominium/apartment building access and intercom; residential intercom; gated home/community access and intercom; seniors/government housing access, tracking and intercom; elevator access and tracking; garage or perimeter gate control, and emergency communications.

Enterphone Access Control Products

Historically, the Company’s principal product was the Enterphone intercom and access control system. The model of the current generation of Enterphone is EPX. Enterphone is the Company’s patented building entry control system that uses a building’s internal phone wiring to allow access control for tenants and intercom and access control between visitors and tenants. The use of a building’s internal phone wiring by the Company’s Enterphone system provides an option to using telephone company wiring, thereby bypassing monthly telephone charges. It also does not require tenants to pay for an individual phone line to operate their intercom and door access system and is not affected by interruptions in telephone company service. This makes the Company’s Enterphone system distinct from other “dial-up” telephone entry systems that use telephone company lines.

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

We have no material principal suppliers with regards to the Enterphone system..

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

Our principal suppliers for EPX and MESH are Arrow Electronics Canada Inc., Digi-Key Corporation, Electro Sonic Inc., and Metalcraft Technology Inc.

MESH and Freedom Access Control Systems

Overview

MESH is a software-based building management system designed to replace traditional systems that are more hardware intensive. The Company continues to develop technology that was initially conceptualized in 1998. MESH was commercially released in late 2003. MESH applications include touch screen intercoms, building directories and physical card access and alarms. The first MESH product releases were touch screen intercoms designed as an accessory for the Enterphone/EPX product line. Viscount subsequently enhanced MESH to include physical card access. For traditional markets such as high-rise condominiums MESH intercom systems as well as access control systems have proven to be complementary. However, in 2012 Viscount split MESH into two components; the intercom component will continue to be branded as MESH and the access control component will be branded as Freedom. The purpose of this was to eliminate market confusion whereby end users looking for a highly secure physical access system were presented with MESH, which appeared to be primarily an intercom system.

MESH intercoms use a regular computer motherboard and off the shelf computer accessories such as touch screens to create computerized building intercom systems and building directories. MESH Touch Panels are intercom accessories for the MESH access control and facility management system. MESH panels can be surface or flush mounted. MESH allows building tenants to communicate with visitors and grant or deny entry. Units can display residential or commercial building directory listings with a building specific screen saver. Options include built-in cameras, card access, and elevator control. Multiple panels can be connected on a shared database or to central MESH Servers for complete card access and facility management. MESH panels come with 15, 19 or 32” touch screens and can come for wall mounting or as floor mounted kiosks.

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

Freedom

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

Viscount has upgraded Freedom to include unified physical/logical access control using Microsoft Active Directory, both public and private Cloud hosted solutions as well as mobile solutions.

Other products

Facility Friend:

Facility Friend is a web based Enterprise class software platform for managing visitors, creating visitor and employee badges and assisting security personnel in tracking packages, vehicles, and incidents. This product was released during the second quarter of 2012. The system allows users to manage an unlimited number of global sites within a single web tool. Each site can assign multiple entry points. For commercial multi-tenant users, visitors can be assigned to unlimited numbers of corporate clients within the site.

Facility Friend is designed for a large array of applications including: security stations, residential concierge and gated communities, hospital reception, commercial enterprises, and government facilities. The system will create logs of current visitors, scheduled visitors, overdue visitors and a history of all visitors who have visited a facility. Visitors can also be assigned temporary access cards for secure doors. Visitors who have been identified as unwelcome can be tagged as banned across the Enterprise.

Scanners:

Facility Friend can improve enrollment of visitors, the issuance of employee badges and security by using passport, driver license, and signature capture scanning technology.

Photo ID:

Facility Friend has the ability to create full color ID cards for both employees and visitors. The system supports all major brands of card printers to print either onto RFID cards or onto adhesive labels to attach to existing cards. For visitors, the system can print inexpensive visitor labels.

Special Functions

Facility Friend has a number of predefined special applications to assist in building management as well as the ability to create user defined fields.

Package Tracking:

The Package Tracking function allows security to receive packages at reception for staff/hosts with tracking numbers and email notification.

For high security facilities the system also has fields to track items brought into a facility by visitors and whether items being removed are authorized.

Security Message Board:

Facility Friend has the capability to create custom messages for security and reception personnel. Typical message types include Incident Reports to define incident types and create security logs and Lost and Found to track lost and found items or to track items left at security by visitors. Other applications include tracking unregistered or improperly parked vehicles.

ABC – As Built Compiler

ABC is an online web program that allows uses to use pre-configured templates to design the layout of facility security systems. Users select a type of door or gate and add any type of door hardware to their drawing. The system automatically populates the drawing with cable and conduit requirements. The drawings can then be used to simplify bid specifications or to simplify the installation process. All drawings are stored as archived “as built” drawings in the event the security at a particular door needs to be revisited in the future.

Other products also include RadioClick and InfraClik. These are remote control access control products for doors and parking gates. They are sold separately or as complementary to the Enterphone, Entercheck and MESH systems. The Company also manufactures and sells EmerPhone, an intercom system that is sold in elevator phone, emergency phone and entry phone applications.

OTHER SERVICES

In addition to sales of the Enterphone, MESH and OEM products, the Company also services approximately 1,344 existing Enterphone installations within Western Canada.

PRODUCTION

Viscount has facilities for circuit board manufacture and mechanical assembly. The Company uses a range of processes to produce its products. Some products including Enterphone, InfraClik, and Axess are completely manufactured in-house. The Company maintains full facilities to assemble through-hole circuit boards and limited facilities for assembling surface mount circuits. The Company has a policy of supporting old products as long as parts are available for servicing and replacement. We have designed EPX to be backwards compatible with the 2000 series to improve the longevity and serviceability of both products. Freedom, MESH, EPX, MESH Freedom and EmerPhone are manufactured using surface mount technology so are outsourced with final assembly and software installed at Viscount. This includes all Freedom IP Encryption bridges.

Some access control, card readers, Elektra panels, InfraClik and various product accessories are purchased from other manufacturers and resold under the Company’s brand-names.

Our principal suppliers of card readers are SecuraKey and HID Global Corporation.

The MESH and Freedom software platform is loaded on standard industrial computer chassis. The Company is not developing hardware internally for MESH, since the required hardware controllers are commercially available at quality and price levels that make internal development uneconomical. In addition, by using commercial off-the-shelf (COTS) components, the Company improves time to market, eliminate hardware debugging and increases the Company’s ability to be technologically flexible in the future. The Company is primarily executing final mechanical assembly of the MESH systems.

RESEARCH AND DEVELOPMENT

Research and development continues to be focused on enhancing the Freedom/MESH product line. A number of these enhancements were identified in the “MESH Structure”, Freedom and “Other products” section of this document. Specific custom Freedom/MESH applications are being considered, evaluated and implemented. An example of this process would be active directory integration. Expenditures in connection with research and development for the years ended December 31, 2012 and 2011 were $338,853 and $460,519, respectively.

MARKET AND MARKETING

The Market

MESH Market:

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

Freedom market:

Freedom moves Viscount into an entirely new market, door security for enterprise clients. This market has been estimated from $5-10B and includes a range of technologies for securing facilities including both RFID and biometrics. The access control market can generally be described as the market for any equipment used to control passage through a door, gate, parking garage, or other portal. A portion of this market is comprised of mechanical and electronic door locks that typically control access through single doors. Many of the single door systems have been engineered for low security levels for customers who do not desire a full access control host. The access control market that the Company competes in involves computerized access control systems that typically control access through multiple access points.

The physical access control industry was once highly fragmented but through a process of consolidation has come to be generally dominated by a number of multi-nationals. Physical access control typically involves two groups – the electronic reader suppliers (RFID readers, Biometrics) and the control suppliers. The control suppliers are typically the top of the food chain and resell electronic reader devices as part of the control platform. This is the core segment in which Viscount competes. The electronic reader part of this industry grew out of old-fashioned door locks. It is not surprising that at this level the most common companies are ASSA ABLOY and Stanley. ASSA ABLOY has been the most aggressive over the years and is now fairly dominant in the area of door control and “entrance systems.” Key acquisitions included HID (in 2000), which is a leading provider of access control cards and electronic readers. ASSA ABLOY has made over 20 acquisitions in the space and has almost 40,000 employees worldwide.

Behind the door itself is access management and control. There are specialized companies in this segment but most are now part of massive conglomerates that provide a broad range of related industrial products. Major players include Lenel, which is part of United Technologies Corporation (NYSE: UTX), Software House, which is part of Ty-co International (NYSE: TYC), Honeywell (NYSE: HON), Schneider Electric (SU:EN Paris), Johnson Controls (NYSE: JCI) and Cisco (NASDAQ: CSCO).

Not only does a Freedom type unified system represent a viable adjacent market opportunity that is large enough to be of interest, it may in fact become critical that these companies move in the direction of Freedom. The logic is simple; if Freedom can apply logical security rules to physical access it can also apply physical security rules to logical access. If unified platforms become the trend, any of the large identity management companies will be at a severe disadvantage if they don’t enter the market.

The most obvious and clearly focused player so far is Microsoft, which is now in a position to combine the most popular enterprise user-management tool, Active Directory, with the Cloud (Azure in their terminology) to provide a solution for both logical and physical access control with one infrastructure using Freedom.

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

During the past year, the Company has been targeting its existing markets as well as targeting US Federal Government and large corporate end users for the sale of Freedom technology. The company is concentrating on North America at this time.

Marketing Strategy

The Company has been using its established distribution channels, as well as new distribution channels to access its target markets for the MESH and Freedom technology. As a unique technology, however, end-users as well as dealers must be educated about Freedom benefits. It is the Company’s experience that a stronger initial emphasis on end-user decision-makers and large national system integrators will be the most effective in developing the Freedom market. The company sells through authorized dealers, integrators, VARS, and distributors, and does not typically sell direct to End Users.

Webinars:

Viscount has been concentrating on webinars to educate the industry about Freedom. The response has been excellent with audiences from several hundred up to 800 registered attendees per webinar.

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

Trade Shows

During 2012, the Company continued participating at tradeshows to increase the awareness of MESH and Freedom. During 2013, we will continue to attend tradeshows to keep up the exposure for MESH and MESH Freedom.

Direct Marketing

The Company continued educating customers about Freedom technology by holding Freedom training seminars throughout the U.S. and at our head office, via the internet.

Pricing Strategy

The Freedom technology is built on an architecture which can reduce user costs significantly. The modular nature of the technology amplifies this effect the larger the system becomes. The company has been actively pursuing a pricing model based on substantive margins but at a price point that can promote market disruption. Many traditional companies focus on recurring revenue for software licenses. Viscount has chosen to forgo this in the short term with a view to creating recurring revenue through Cloud sources. In 2013 the company is anticipating introducing a low cost version of Freedom to address small and mid-size sites. The access control industry is fragmented with a wide variation on pricing depending on the size of system and supplier. The new product will be introduced to allow Viscount to compete for all system sizes.

With a unique product and a position of product leadership, the Company has devised a strategy of building market share. With the telephony component, the Company has been targeting a price which provides MESH panels at a price that is competitive with similar products, but with newer enhanced features.

COMPETITION

Competitive Summary

The security and building control industry is undergoing a rapid period of consolidation. Large multi-national companies are integrating vertically by acquiring equipment providers to build house brands. This began with the purchase of Cardkey by Johnson Controls, Guardall by Chubb and ADI/Northern Computers by Honeywell. More recent acquisitions include the purchase of Kantech and Software House by Tyco and the purchase of Lenel and GE Security by UTC. The access control industry is somewhat segmented with no company having a dominant market position. Canada has approximately six access control product manufacturers, while the U.S. has at least fifty. There is a certain amount of vertical integration in the business and several large multinational companies own their own house brands. Many branches of these multinational companies often have their own brand preferences and buy outside their internal distribution channels.

Almost all manufacturers build control hosts based on Wiegand technology or Smart Card technology that converts to wiegand. Due to these limitations, most research and development is focused on cost reducing hardware and making the control hosts more network capable. In most cases, the manufacturers using traditional Wiegand technology are limited from 1 to 8 doors per host.

Competitive Threats

The Company has a strong dealer and distribution plan in place and Freedom has positioned it in a market dominated by much larger players. The higher security Freedom applications are also somewhat outside of the traditional scope of business and therefore, the Company is rapidly trying to develop a market for Freedom and in the process, educating users of Freedom through training seminars. The Company believes that marketing strategies and training seminars will provide benefits that will help it achieve market share that will allow it to remain competitive. There is no guarantee that the Company will be able to successfully compete against its larger competitors.

While Freedom is still a new product in an established growing market, technological change can be met with resistance. Some buyers are nervous about new products, and new protocols even more so. Most buyers are familiar with the benefits of IP based cameras and the Company has marketed Freedom from this point of view; that is to stress the inevitability of all access control systems evolving this way.

A key concern is the ability of competitors to imitate the product and the ability of large imitators to more easily commercialize their product. We have estimated that the Company still has a three-year market lead. Fortunately, the wide range of Freedom software applications should provide the Company with an ongoing lead, as long as it is aggressive with research and development.

INTELLECTUAL PROPERTY

Viscount actively protects its intellectual property. The company has filed numerous patents since 2010, encompassing close to 60 patent claims. The Viscount patent pending stable includes patents relating to Freedom, unified identity management systems, cyber security, and the use of mobile devices to perform security functions. These patents have not yet been awarded but the company intends to vigorously defend each patent as they are awarded.

The Company relies on a combination of non-disclosure and other contractual agreements, and technical measures to protect the confidential information, know-how, and proprietary rights relating to Enterphone, MESH and other Viscount products. The Company has contractual rights with respect to registered North American trademark and trade name for Enterphone (word alone). The Company is still considering or in the process of registering North American trade names for MESH and Freedom.

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

GOVERNMENT REGULATIONS

There are a number of regulatory and related issues that affect Viscount’s business. In order to comply with Sarbanes-Oxley and other rules and regulations, every large public corporate entity is required to have adequate security measures in place for the purpose of protecting IT data from tampering by unauthorized personnel. A component of this includes properly securing physical facilities as well as IT networks. Unfortunately, since control panels typically use a separate security database from IT, it is very difficult to relate usage of the systems for the purposes of audit and compliance. With the Freedom unified platform using Microsoft Active Directory, audits and compliance issues are simplified using a single set of IT logs.

For US Government facilities, Viscount must conform with FIPS-201. A newer standard FIPS 201-2 is under final discussion and a release is expected shortly. The new regulations positively impact Viscount through our ability to perform control panel functions is software and may negatively impact existing supplier since their existing technology and hardware is non-conformant.

In addition, some of the Company’s Enterphone products are still under government regulation. The Enterphone is an interposition technology which in U.S. states can only be installed where the local public service commission has designated the original point of entry of a building as the demarcation point between the telephone company and building owner’s responsibility. Conversely, it can also be installed where the telephone company has given consent to allow Enterphone to share the telephone backbone.

The history of government deregulation for the Company mainly relates to the demarcation point in a building. Until government deregulation came to the access control industry, Enterphone type systems could only be installed by telephone companies.

SOURCES OF REVENUES

The majority of the Company’s revenues were derived from the MESH/Freedom and Enterphone product lines. In fiscal 2012, MESH/Freedom sales represented 56% of total revenue, while Enterphone product sales represented 10% of total revenue. The balance of the Company’s revenue was derived from service agreements, and other products such as access tracking and control, closed circuit video, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs twenty four staff at its production facility and head office located in Burnaby, British Columbia, Canada.

Board of Directors

Viscount has a current board of 5 members. Viscount’s board is comprised of its CEO and individuals with senior security industry experience.

Stephen Pineau

Mr. Stephen Pineau, Steve has been the President, Chief Executive Officer, Principal Accounting Officer and Secretary of Viscount Systems Inc. since July 27, 2001 and serves as its Principal Financial Officer. Mr. Pineau has been the President of Viscount Communication & Control Systems Inc. since July 1997. He has served as Officer of Viscount since July 27, 2001. He served at Viscount Communication & Control Systems Inc., a predecessor entity which, at the time, was a subsidiary of BC Tel, as Marketing Director from 1992 to 1995. He left Viscount Communication to start Blue Mountain Technologies Inc, where he held office as President from 1995 to 1997. Since 1997, Mr. Pineau has held office as President of Viscount Communication. He has been a Director of Viscount Systems Inc. since July 27, 2001 and Viscount Communication & Control Systems Inc. since July 1997.

Paul Brisgone

Paul Brisgone has had a long and distinguished career in the security industry. Most recently, he served as Vice President of the Federal Systems Division for ADT Security, responsible for selling and managing Federal Government projects. Mr. Brisgone built the division from $20 million to over $300 million in annual sales, eventually managing a staff of over 200 sales and technical support personnel. While at ADT, he managed the security industry’s largest GSA schedule, using it to generate over $50M in sales annually, built a transportation security business from the ground up into a group that provides services to over 60 airports nationally, and developed and built the Integrated Systems Business unit within ADT’s Fed Systems group.

Paul Goldenberg

Paul Goldenberg has built a distinguished career as a highly decorated criminal justice executive with extensive and broad-based experience in a wide variety of politically sensitive government and NGO environments. In February 2010, U.S. Department of Homeland Security (“DHS”) Secretary Janet Napolitano appointed Mr. Goldenberg to the President¹s Homeland Security Advisory Council¹s Countering Violent Extremism Working Group. He is the creator of the Secure Community Network (SCN), which is a DHS funded organization that advises churches, synagogues and mosques as to security risks and solutions. Mr. Goldenberg is currently the Principal Counterterrorism and Homeland Security Advisor to the American Hotel and Lodging Association, representing over 1,000 hotels in the U.S. and abroad. He is also the Senior Director of National Security for the County Executives of America, representing over 700 county mayors and executives.” Mr. Goldenberg is currently the Chairman and CEO of Cardinal Point Strategies, a consulting firm that provides strategic solutions on high profile and confidential matters for governments and businesses around the world.

Robert Liscouski

Robert Liscouski was the first Assistant Secretary for Infrastructure Protection for the Department of Homeland Security, serving from March 2003 to February 2005, and reporting directly to then Secretary Tom Ridge. He commanded over a $500 million budget and was responsible for coordinating authority over the protection of all sectors of the nation’s critical infrastructure, including agriculture, food, water, public health, transportation, and hazardous materials, as well as key assets such as national monuments, nuclear power plants, and dams. His private sector experience includes Director of Information Assurance for The Coca-Cola Company and V.P., Law Enforcement Division, for ORION Scientific Systems. His government experience includes 11 years with the Diplomatic Security Service of the U.S. Department of State and five years criminal investigative experience as a homicide and narcotics investigator in Bergen County, N.J. He is a Senior Fellow at the Center of Strategic and International Studies in Washington, D.C. and is an advisor to the U.S. Government on technology matters. Mr. Liscouski holds a B.S. degree in Criminal Justice from John Jay College of Criminal Justice in New York, and a Masters of Public Administration from the Kennedy School of Government, Harvard University.

Dennis Raefield

Dennis Raefield has a long and distinguished career in the access control and security industry. Most recently, Mr. Raefield was CEO and President of Mace Security International, Inc. (OTC: MACE). Mr. Raefield was President of Honeywell Access Systems, a $100M+ division of Honeywell International, which manufactures enterprise level access control systems for Fortune 100 client. Prior, Mr. Raefield was President of Pinkerton Systems Integration (now Securitas), a $70M+ security system integration business installing video, access control and alarms to Fortune 500 clients. During his career, he was CEO or President of startups Reach Systems, an access control manufacturer, and Ortega InfoSystems, an early PSIM manufacturer. He was also Founder and CEO of Omega Corporate Security, a west coast premier systems integrator based in the San Francisco Bay area. Mr. Raefield holds a BS degree in Mechanical Engineering from Santa Clara University, and is a member of ASIS, SIA, ESA, ISIO, CAA, and CSAA.

Item 1A. RISK FACTORS

Risks related to the business and the Company’s shares:

Other companies with greater resources than we have are currently developing or have commercially available products that use similar technology to Freedom technology and the company may lose potential market share as a result.

Viscount has filed numerous patents in relation to Freedom access control technology. There is no guarantee that all patents will be awarded. While the company has no immediate knowledge of closely similar products in the market or under development the possibility exists that larger companies are in the process of developing similar products. These competitors may have substantially greater financial, technical, marketing and management resources than the Company has. They may also be willing to risk possible patent infringement issues by leaving such matters to the courts. The Company’s ability to compete successfully will depend on its ability to educate and use existing sales channels and develop new sales channels. To the extent that competitors have more resources to market products based on similar technology, the Company may lose market share which would decrease the value of an investment in its common stock, or may cause the value of an investment in the Company’s common stock to decrease.

The loss or unavailability of Stephen Pineau, the Company’s President, Chief Executive Officer, and Principal Financial Officer for an extended period of time could adversely affect business operations and prospects.

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

Directors and officers hold approximately 18.5% of the Company’s common stock and acting together may have the ability to control management and affairs of Viscount and to deter changes in control.

The Company’s directors and officers collectively hold approximately 18.5% of our current issued and outstanding voting shares. As a result, such persons, acting together, may have the ability to control most matters submitted to our stockholders for approval, including the election and removal of directors, and to control the management and affairs of Viscount. In addition, Articles of Incorporation include provisions that management can use to retain control over Viscount. Accordingly, such concentration of ownership, coupled with management friendly anti-takeover provisions, may have the effect of delaying, deferring or preventing a change in control of Viscount, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which limits the ability of stockholders to participate in opportunities that may increase the value of their stock.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

The Company’s executive office and central factory is located in Burnaby, British Columbia, where the Company currently leases 12,040 square feet. The Company leases this space under an industry standard operating lease with a term expiring May 31, 2013, renewable at the option of Viscount. Current monthly lease obligations are $11,729. The Company believes that its current facilities are adequate and are suitable for its current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. The Company’s facilities are adequately insured against perils in a manner consistent with industry practice. The Company’s current location is the location for its manufacturing and service divisions.

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

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. The Company’s shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for the last two fiscal years and the subsequent period ending March 21, 2013. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)

2013	First Quarter (through February 28, 2013)	$0.13	$0.04
2012	Fourth Quarter	0.07	0.03
	Third Quarter	0.06	0.05
	Second Quarter	0.06	0.05
	First Quarter	0.06	0.04
2011	Fourth Quarter	0.09	0.05
	Third Quarter	0.14	0.06
	Second Quarter	0.57	0.12
	First Quarter	0.34	0.23

As of February 28, 2013 there were 78 holders of record of the Company’s common stock, holding a total of 86,733,750 shares, and an unknown number of beneficial holders.

The Company has not declared any dividends in the last two fiscal years.

The Company’s significant liquidity risk materially limits the Company’s ability to pay future dividends

The Company may consider paying cash dividends in the foreseeable future, as its liquidity risk decreases.

The following table sets forth information detailing the Company’s compensation plans as at December 31, 2012, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,206,875	US$0.05	0
Equity compensation plans not approved by security holders	54,392,014	US$0.08	N/A
Total	62,598,889	N/A	0

Under Item 701 of Regulation S-K no securities were sold by the Company within the past three years which were not registered under the Securities Act of 1933 that were not previously disclosed in an 8-K or 10-Q.

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

RESULTS OF OPERATIONS

Sales revenues for the years ended December 31, 2012 and 2011 were $3,602,569 and $3,470,848, respectively, an increase of $131,721 or 3.8%. These two comparative years were consistent. MESH/Freedom sales for the years ended December 31, 2012 and 2011 were $2,016,701 and $1,770,202, respectively, an increase of $246,499 or 13.9%. MESH sales for the year ended December 31, 2011 were 55.8% of total sales, as compared to 51.0% of total sales for the year ended December 31, 2011. MESH/Freedom is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. Enterphone 2000 sales for the years ended December 31, 2012 and 2011 were $343,113 and $394,039, respectively, a decrease of $50,926 or 12.9%. Enterphone 2000 sales for the year ended December 31, 2012 were 9.5% of total sales, as compared to 11.4% of total sales for the year ended December 31, 2011. As an older technology, Enterphone sales are no longer a significant part of our total sales. MESH EPX is the replacement for our old Enterphone system. MESH EPX is the next generation of Enterphone systems but with features that are compatible with high speed internet and other newer technologies. The Company has also started selling MESH Freedom, the new IT platform. The MESH Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in your building or anywhere in the world. The software component of MESH Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

The Company also provides Enterphone support and maintenance services pursuant to service contracts that were assigned to the Company from Telus Corporation in 2003. Sales from the 1,344 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the twelve months ended December 31, 2012, customer service contracts and new equipment sales generated aggregate sales revenues of $1,097,714, as compared to $1,117,522 for the year ended December 31, 2011, a decrease of $19,808 or 1.8%. These two comparative periods were consistent.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,344 at December 31, 2012, as compared to 1,428 at December 31, 2011. During the first three quarters of 2012, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At December 31, 2012, the cost of the service agreements, net of accumulated amortization, was $47,008.

The cost of sales as a percentage of sales was 40.3% for the year ended December 31, 2012, as compared with the cost of sales as a percentage of sales of 42.4% for the year ended December 31, 2011. Costs of sales as a percentage of sales has decreased slightly, as a result of using lower cost input materials in the MESH and Freedom Bridge products. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the year ended December 31, 2012 was $2,149,734, as compared to $1,997,663 for the year ended December 31, 2011, an increase of $152,071 or 7.6%. This increase corresponds with increased sales and reduced cost of sales for the year ended December 31, 2012.

Selling, general and administrative expenses for the years ended December 31, 2012 and 2011 were $3,165,030 and $3,379,100, respectively, a decrease of $214,070 or 6.3%. For the years ended December 31, 2012 and 2011, selling, general and administrative expenses, as a percentage of sales, were 87.9% and 97.4%, respectively. Consulting fees for the years ended December 31, 2012 and 2011 were $746,556 and $404,948, respectively, an increase of $341,608. Consulting fees, in part, increased due to paying a consultant US$113,320 to raise US$1,000,000 on June 7, 2012 and US$100,000 on October 19, 2012. Other increases were related to Board of Directors fees which were $68,817 and $12,600 for the years ended December 31, 2012 and 2011, respectively. We have also added consultants to provide strategic advice and alliances for key markets including the US Federal Government for Freedom projects.

Research and development costs were $338,853 for the year ended December 31, 2012, as compared to $460,520 for the year ended December 31, 2011, a decrease of $121,667 or 26.4%. Engineering expenses were reduced due to the substantial completion of the MESH Freedom hardware, butour research and development costs are still ongoing primarily for the development our Freedom product.

Net loss for the years ended December 31, 2012, and 2011 were $2,679,186 and $2,959,539, a decreased loss of $280,353. During the first two quarters of 2012, expenses were controlled to maintain cash flow and to minimize the net loss. The loss during 2011 was due to increased advertising, travel, tradeshow, consulting fees, and various office expenses. The loss in 2011 was increased by $1,091,098 as a result of a fair value adjustment of certain outstanding warrants that are accounted for as a derivative financial instrument. The loss in 2012 was increased by $925,742 as a result of an initial loss on recognition of derivative instruments and $373,271 as a result of a fair value adjustment of certain warrants that are accounted for as a derivative financial instruments. The fair value adjustment has no cash flow impact.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Cash as of December 31, 2012, as compared to December 31, 2011 was $406,506 and $169,322, respectively, an increase of $237,184.

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

On October 19, 2012, Viscount Systems, Inc. completed a sale of 100 shares of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share, at a purchase price of $1,000 and a stated value of $1,000 per A Share, and for no additional consideration, an issuance of 1,000,000 share purchase warrants of the Company for gross proceeds of $100,000. Each Warrant is exercisable to acquire a common share of the Company at a price of $0.08 per share for a period of 5 years from the closing date. The Warrants may be exercised on a cashless basis. The A Shares are convertible, at the option of the holders, into 2,000,000 shares of common stock of the Company at a conversion price of $0.05 per share, subject to adjustment provisions.

In connection with the offering, the Company paid to a registered broker-dealer a cash commission of $10,000 and issued share purchase warrants to acquire 200,000 shares of common stock of the Company. Each Agent Warrant is exercisable to acquire one common share of the Company at a price of $0.05 per share for a period of 5 years from the closing date. The warrants may be exercised on a cashless basis.

On November 26, 2012, Viscount Systems, Inc. completed a private placement of 10,000,000 units at a price of $0.05 per unit for total proceeds of $500,000. Each unit consists of one common share and one-half of one share purchase warrant of Viscount, with each whole warrant exercisable to acquire an additional share of Viscount at a price of $0.10 for a period of 5 years from the closing date.

In connection with the offering, the Company paid to a registered broker-dealer a cash commission of $50,000 and issued share purchase warrants to acquire 1,000,000 shares of common stock of the Company at a price of $0.05 per share for a period of 5 years from the closing date. The warrants may be exercised on a cashless basis.

At December 30, 2011, the Company’s credit facility of which the lesser of $500,000 or 75% of accounts receivable less than 90 days at the prime lending rate plus 1.75% could have been drawn was suspended due to the bank’s assessment of the Company’s financial position. At December 31, 2012 and December 31, 2011, $nil was drawn on this facility.

At December 31, 2012, working capital was $448,029 as compared to a working capital of $133,449 at December 31, 2011. Working capital has increased by $314,580. The current ratio at December 31, 2012 was 1.49 to 1.0, as compared with 1.14 to 1.0 at December 31, 2011.

The Company continues to work on financing operations and future growth through stock-based equity injections. The financing amounts are determined on an operational basis.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $8,590,355, reported a loss in 2012 of $2,679,186 and has working capital of $448,029 at December 31, 2012. Cash flows used in operating activities for the year ended December 31, 2012 were $1,320,867. Although management is confident that the company can access, sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management has determined that the Company will need to raise a minimum of $1,000,000 before the end of the second quarter of fiscal 2013, by way of debt or equity financing, to continue normal operations for the next twelve months. If this funding is not available the company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the company. In the event the company completes the required $1,000,000 financing and hits its sales targets, the company does not anticipate requiring any additional financing for 2013. Management has been actively seeking new investors and developing customer relationships, however a financing arrangement has not yet completed. Short-term loan financing is anticipated from related parties, however there is no certainty that loans will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio at December 31, 2012 was 52 days, as compared 51 days at December 31, 2011. The accounts receivable reserve was $105,185 at December 31, 2012, as compared to $133,389 at December 31, 2011. The accounts receivable reserve has decreased by $28,204 or 21.1%, since the year ended December 31, 2011. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At December 31, 2012, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.

As the Company’s liquidity increases, we will be purchasing more inventory and hiring more sales and technical staff to accommodate the expected increased future sales

There are no material unused sources of liquid assets.

For the year ended December 31, 2012, there were no significant capital expenditures.

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

The Company does not have any material commitments for capital expenditures as of December 31, 2012. OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. The Company increased its provision for obsolete inventory by approximately $117,042 during the fourth quarter of 2012, as a result of a revised estimate by management.

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

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. These include derivative warrant liabilities and derivative conversion option liabilities. Susequent changes to the estimated fair value are recorded in the statement of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting pronouncements

In July 2012, the FASB issued an update related to annual impairment testing for indefinite-lived intangible assets which provides companies with the option to perform a qualitative impairment assessment for their indefinite-lived intangible assets that may allow them to skip the annual fair value calculation. The qualitative assessment is similar to the screen companies can use to determine whether they must perform the two-step goodwill impairment test. Companies must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used in determining the fair value of these assets. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, we have inherent deficiencies. Management is working with the audit committee to put processes in place to monitor internal controls and oversee the reporting process. The following are inherent deficiencies that management is aware of but do not believe compromise the internal controls or reporting process.

Inherent Deficiencies:

a.	Roles and responsibilities for the financial reporting process are not documented in a formalized manner.
b.	All employees have full access to inventories. Inventories are not adequately secured from employees who do not need access, however, cameras are on site to mitigate any risk of theft.
c.	The accounting department has unrestricted access to all parts of the general ledger, however, the Controller reviews the ledgers regularly.
d.	Management has not implemented a formalized IT policy.
e.	Physical access to IT infrastructure is not adequately restricted.

Management is addressing these deficiencies. It plans to remain vigilant and to add additional staff and system improvements as resources permit.

Item 9B. OTHER INFORMATION

On January 3, 2013, Viscount Systems, Inc. issued a total of 22.773 Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “A Shares”), to the outstanding holders of A Shares as dividend payments on the A Shares for the periods ended December 31, 2012. The A Shares issued are subject to the conversion and dividend rights as set forth in the Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, as amended.

PART III.

Items 10 –14

Information with respect to Items 10 through 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2013 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2013, the issuer will instead file an amendment to this Form 10K disclosing the information with respect to Items 10 through 14.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company, SEC File No. 333-68998 (the “Form SB-2)
3.2	Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Form SB-2
3.3	Bylaws	Incorporated by reference to Exhibit 3.1 to the Form SB-2
10.1	Employment Agreement with Stephen Pineau	Incorporated by reference to Exhibit 10.2 to the Form SB-2
10.3	2001 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2002
10.4	2003 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2003
11.1	Statement re Computation of Per Share Earnings	Incorporated by reference to the Form 10-K filed herewith
14.1	Code of Ethics*	*The Company does not currently have a Code of Ethics and is in the process of preparing one
21.1	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2013.

VISCOUNT SYSTEMS, INC.

By: /s/ Stephen Pineau
Stephen Pineau
President, Secretary, Principal Executive
Officer, Principal Financial Officer,
Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen Pineau	President, Secretary,	March 27, 2013
	Stephen Pineau	Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer and Director

By:	/s/ Robert Liscouski	Director	March 27, 2013
Robert Liscouski

By:	/s/ Paul Goldenberg	Director	March 27, 2013
Paul Goldenberg

By:	/s/ Dennis Raefield	Chief Operating Officer, Director	March 27, 2013
Dennis Raefield

By:	/s/ Paul Brisgone	Director	March 27, 2013
Paul Brisgone

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2012

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS & BUSINESS ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viscount Systems Inc:

We have audited the accompanying consolidated balance sheets of Viscount Systems Inc. (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position the Company as at December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the financial statements, the 2011 financial statements have been restated to correct a misstatement.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $8,590,355 and reported a loss of $2,679,186 for the year ended December 31, 2012 raising substantial doubt about the Company's ability to continue as a going concern. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 22, 2013

PARTNERSHIP OF:
VANCOUVER Robert J. Burkart, Inc. James F. Carr-Hilton Ltd. Kenneth P. Chong Inc. Alvin F. Dale Ltd. David J. Goertz, Inc. Barry S. Hartley, Inc. Reginald J. LaBonte Ltd. Robert J. Matheson, Inc. Rakesh I. Patel Inc. Brad A. Robin Inc. F.M. Yada FCA Inc. WHITE ROCK Michael K. Braun Inc. Peter J. Donaldson, Inc. Harjit S. Sandhu, Inc. TRI-CITIES G.D. Lee Inc. Fraser G. Ross, Ltd. Brian A. Shaw Inc.

VISCOUNT SYSTEMS, INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
As at December 31, 2012 and 2011

		Restated
		(note 16)
	2012	2011

Assets

Current assets
Cash	$406,506	$169,322
Trade accounts receivable, less allowance for doubtful accounts of $105,185 (2011 - $133,389)	611,288	397,813
Inventory (note 3)	347,978	523,943
Total current assets	1,365,772	1,091,078

Deposits	1,391	1,391
Equipment (note 4)	25,161	29,567
Intangible assets	47,008	67,900

Total assets	$1,439,332	$1,189,936
	.
Liablilities and stockholders' deficit

Current liabilities
Accounts payable	$150,857	$153,642
Accrued liabilities	566,260	567,271
Deferred revenue	38,256	49,545
Due to related parties (note 7)	7,468	14,769
Short term loans payable (note 6)	154,902	172,402
Total current liabilities	917,743	957,629

Derivative financial liabilities (notes 8 and 9)	3,023,161	317,003
	3,940,904	1,274,632

Stockholders' deficit
Capital stock (note 10)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 86,733,750 common shares (2011 - 76,473,750)	109,512	99,252
1,149 preferred shares (2011 - nil)	-	-
Additional paid-in capital	5,979,271	5,767,369
Obligation to issue shares	-	20,800
Deferred compensation (note 10)	-	(126,855)
Accumulated deficit	(8,590,355)	(5,845,262)
Total stockholders' deficit	(2,501,572)	(84,696)

Total liabilities and stockholders' deficit	$1,439,332	$1,189,936

Commitments (note 12)
See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in Canadian dollars)
Years Ended December 31, 2012 and 2011

		Restated
		(note 16)
	2012	2011

Sales	$3,602,569	$3,470,848
Cost of sales	1,452,835	1,473,185
Gross profit	2,149,734	1,997,663

Expenses
Selling, general and administrative	3,165,030	3,379,100
Research and development	338,853	460,520
Depreciation and amortization	25,298	26,513
	3,529,181	3,866,133

Loss before other items	(1,379,447)	(1,868,470)

Other items
Interest income	34	45
Interest expense	(760)	(16)
Initial loss on recognition of derivative instruments (note 8)	(925,742)	-
Fair value adjustment of derivative liability (note 9)	(373,271)	(1,091,098)
	(1,299,739)	(1,091,069)

Net loss and comprehensive loss	(2,679,186)	(2,959,539)

Basic and diluted loss per common share	$(0.03)	$(0.04)

Weighted average number of common shares outstanding, Basic and diluted	77,686,955	74,613,750

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
Years Ended December 31, 2012 and 2011

					Additional
	Common Stock		Preferred Stock		paid-in	Obligation to	Deferred
	Shares	Amount	Shares	Amount	capital	issue shares	Compensation	Accumulated deficit	Total

Balance, December 31, 2010	65,523,750	$88,302	-	$-	$2,937,979	$-	$-	$(2,885,723)	$140,559

Units issued for cash from private placement	10,950,000	10,950	-	-	209,217	-	-	-	220,167
Units to be issued for consulting services		-	-	-	-	20,800	-	-	20,800
Stock-based compenastion - options	-	-	-	-	292,424	-	-	-	292,424
Stock-based compensation - warrants	-	-	-	-	312,001	-	(126,855)	-	185,146
Warrant reclassification (note 9)	-	-	-	-	2,015,748	-	-	-	2,015,748
Net loss	-	-	-	-	-	-	-	(2,959,539)	(2,959,539)

Balance, December 31, 2011 (note 16)	76,473,750	99,252	-	-	5,767,369	20,800	(126,855)	(5,845,262)	(84,696)

Units issued for cash from equity securities	-	-	1,100	-	-	-	-	-	-
Units issued for consulting services	260,000	260	-	-	20,540	(20,800)	-	-	-
Units issued for cash from private placement	10,000,000	10,000	-	-	191,362	-	-	-	201,362
Stock-based compensation - warrants	-	-	-	-	-	-	126,855	-	126,855
Series A dividends issued	-	-	26	-	-	-	-	(32,956)	(32,956)
Series A dividends to be issued	-	-	23	-	-	-	-	(32,951)	(32,951)
Net loss	-	-	-	-	-	-	-	(2,679,186)	(2,679,186)

Balance, December 31, 2012	86,733,750	$109,512	1,149	$-	$5,979,271	$-	$-	$(8,590,355)	$(2,501,572)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
Years Ended December 31, 2012 and 2011

		Restated
		(note 16)
	2012	2011

Operating activities:
Net loss	$(2,679,186)	$(2,959,539)
Items not involving cash:
Depreciation and amortization	25,298	26,513
Initial loss on recognition of derivative instruments (note 8)	925,742	-
Fair value adjustment of derivative liability (note 9)	373,271	1,091,098
Stock-based compensation	126,855	498,370
Changes in non-cash working capital balances (note 13)	(92,847)	205,014
Net cash provided by (used in) operating activities	(1,320,867)	(1,138,544)

Financing activities:
Proceeds from share units, net	442,351	487,522
Proceeds from Series A Preferred shares, net	1,133,200	-
Repayment of short term loans payable	(17,500)	-
Net cash provided by financing activities	1,558,051	487,522

Increase (decrease) in cash	237,184	(651,022)

Cash, beginning of period	169,322	820,344

Cash, end of period	$406,506	$169,322

Supplementary information:
Interest paid	$760	$16
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

1.	Nature and continuance of operations

Viscount Systems Inc. (the “Company”) was incorporated on May 24, 2001 in the State of Nevada. The Company manufactures, distributes, and provides services for electronic premises access and security equipment primarily through its wholly owned Canadian subsidiary Viscount Communication and Control Systems Inc.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $8,590,355 reported a loss in 2012 of $2,679,186 and has working capital of $448,029 at December 31, 2012. Cash flows used in operating activities for the year ended December 31, 2012 were $1,320,867. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flows from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving sustainable profits. The Company’s bank credit facility was suspended on December 30, 2011 due to the bank’s assessment of the Company’s financial position. Management has estimated that the Company will need to raise a minimum of $1,000,000 by way of new debt or equity financing to continue normal operations for the next twelve months. Management has been actively seeking new investors and developing new customer relationships, however additional financing arrangements have not yet completed. Short-term loan financing is anticipated from related parties, however there is no certainty that loans or equity will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Significant accounting policies

These consolidated financial statements have been prepared in conformity with US generally accepted accounting principles (“GAAP”).

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
December 31, 2012

2.	Significant accounting policies (cont’d…)

	(b)	Use of estimates

Management has made a number of estimates and judgments relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with GAAP. Significant areas involving estimate include the allowance for doubtful accounts, inventory obsolescence, the provision for future warranty costs, the estimated useful lives of equipment and intangible assets, the deferred tax valuation allowance, and assumptions used to determine the fair value of stock-based compensation and derivative liabilities. Actual results could differ materially from those estimates.

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
December 31, 2012

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

Research and development costs have been expensed as incurred. Research and development continues to be focused on enhancing the Freedom/MESH product line.

	(k)	Derivative financial instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. These include derivative warrant laibilities and derviative conversion options liabilities. Subsequent changes to the estimated fair values are recorded in the statement of operations. (Notes 8 and 9)

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

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

The weighted average number of common shares outstanding for computing basic and diluted net loss per common share was 77,908,271 (2011 – 74,638,723).

For the year ended December 31, 2012, 8,206,875 (2011 – 9,748,125) shares attributable to the assumed exercise of outstanding options and 54,392,014 (2011 – 37,482,650) shares attributable to the assumed exercise of outstanding warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

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

	(p)	Reclassfications

Certain amounts have been reclassifed in the comparative consolidated balance sheet to conform to the current year’s presentation.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

2.	Significant accounting policies (cont’d…)

	(p)	Recently issued, accounting pronouncements

In July 2012, the FASB issued an update related to annual impairment testing for indefinite-lived intangible assets which provides companies with the option to perform a qualitative impairment assessment for their indefinite-lived intangible assets that may allow them to skip the annual fair value calculation. The qualitative assessment is similar to the screen companies can use to determine whether they must perform the two-step goodwill impairment test. Companies must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used in determining the fair value of these assets. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

3.	Inventory

	2012	2011
Raw materials	$147,083	$297,741
Work in process	15,100	2,679
Finished goods	185,795	223,523

	$347,978	$523,943

4.	Equipment

		Accumulated	Net book
2012	Cost	depreciation	value

Computer equipment	$110,838	$99,642	$11,196
Office furniture and equipment	77,269	63,304	13,965

	$188,107	$162,946	$25,161

		Accumulated	Net book
2011	Cost	depreciation	value

Computer equipment	$110,838	$98,133	$12,705
Office furniture and equipment	77,269	61,082	16,187
Leasehold improvements	46,814	46,139	675

	$234,921	$205,354	$29,567

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

5.	Intangible assets

On May 16, 2003, the Company entered into an agreement for the purchase of certain assets of Telus Corporation (“Telus”). The assets comprised primarily, service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At December 31, 2012, the Company held 1,344 service agreements (December 31, 2011 – 1,428) at a carrying cost, of $47,008 (December 31, 2011 - $67,900), net of accumulated amortization of $161,913 (December 31, 2011 - $141,021).

The expected amortization expense for each of the next three fiscal years is as follows:

Year ending December 31:

2013	$20,892
2014	20,892
2015	5,224

6.	Short term loans payable

Amounts due to third parties totaled $154,902 for outstanding loans and advances (December 31, 2011 - $172,402). These are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Due to related parties

Amounts due to Directors for director fees and travel expenses totaled $7,468 at December 31, 2012 (2011 - $14,769). These amounts are unsecured, non-interest bearing and have no specified terms of repayment.

8.	Series A Convertible Redeemable Preferred Stock

On June 7, 2012, the Company completed the sale of 1,000 shares of Series A Convertible Redeemable Preferred Stock, par value US$0.001 per share and stated value of US$1,000 per share, for gross proceeeds of US$1,000,000. The Series A shares contain certain rights and preferences as follows:

The Series A Shares are convertible into shares of common stock of the Company at the rate of US$0.0407 per common share or 85% of the previous twenty day volume weighted average pricing.

dividends of 8% per annum, payable in cash or Series A Shares quarerly.

voting and conversion rights of up to 4.99% of the outstanding common stock of the Company at the time of conversion per holder.

registration rights to the holders of the Series A Shares that may be exercised in certain circumstances.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

8.	Series A Convertible Redeemable Preferred Stock (cont’d…)

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

In connection with the Series A share issuance, the Company also issued to the investors 12,285,012 shares purchase warrants, each exercisable into one common shares at US$0.08 per share for a period of 5 years. The Company paid a cash comission of US$100,000 and issued 2,457,002 Agents warrants. Each Agent warrant exercisable into one common share of the Company at US$0.05 per share for a period of 5 years. The warrants may be exercised on a cashless basis.

The cash proceeds from the Series A convertible preferred stock finanicng were $1,033,200. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second, to the conversion option embedded in the instrument. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as an “initial loss on recognition of derivative liability” for accounting purposes and is reported on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2012. The calculation methodologies for the fair values of the derivative warrant liability and the derivative conversion option liability are described in Note 9 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the initial loss on recognition of derivative instruments are as follows:

Accounting allocation of initial proceeds
Net proceeds	$1,033,200
Derivative warrant liability – fair value	(696,928)
Derivative conversion option liability – fair value	(1,178,896)
Initial loss on recognition of derivative instruments	$(842,624)

Series A 5% Convertible Preferred Stock:

On October 19, 2012, Viscount Systems, Inc. completed a sale of 100 shares of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share and stated value of $1,000 per share for gross proceeds of $100,000. The Series A shares contain certain rights and preferences as follows:

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

8.	Series A Convertible Redeemable Preferred Stock (cont’d…)

The Series A Shares are convertible into shares of common stock of the Company at the rate of US$0.05 per common share or 85% of the previous twenty day volume weighted average pricing.

dividends of 8% per annum, payable in cash or Series A Shares quarterly.

voting and conversion rights of up to 4.99% of the outstanding common stock of the Company at the time of conversion per holder.

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

In connection with the Series A share issuance, the Company also issued to the investors 1,000,000 share purchase warrants, each exercisable into one common share at US$0.08 per share for a period of 5 years. The company paid a cash commission of US$10,000 and issued 200,000 Agents warrants. Each Agent warrant is exercisable into one common share of the Company at $0.05 per share for a period of 5 years. The warrants may be exercised on a cashless basis.

The cash proceeds from the Series A convertible preferred stock financing was $100,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second, to the conversion option associated with the financing. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as an “initial loss on recognition of derivative liability” for accounting purposes and is reported on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2012. The calculation methodologies for the fair values of the derivative warrant liability and the derivative conversion option liability are described in Note 9 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the initial loss on recognition of derivative instruments are as follows:

Accounting allocation of initial proceeds
Net proceeds	$100,000
Derivative warrant liability – fair value	(68,245)
Derivative conversion option liability – fair value	(114,873)
Initial loss on recognition of derivative instruments	$(83,118)

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

8.	Series A Convertible Redeemable Preferred Stock (cont’d…)

The above Series A shares preferred shares were first assessed under ASC 480, “Distinguishing Liabilities from Equity”, and determined that the contingent redemption provisions associated with the financial instruments made them more akin to debt. The Series A shares are deemed to be a debt host contract and accordingly the conversion option is subject to bifurcation and separate evaluation. The conversion option has been bifurcated and recorded at fair value at each reporting period, with the change in fair value recorded in the consolidated statement of operations. The financial instruments were further assessed under ASC 815, “Derivatives and Hedging”, and the share purchase warrants granted were deemed to be derivative liabilites and recorded at their fair value at each reporting period, with the change in fair value recorded in the consolidated statement of operations.

9.	Derivative liabilities

Derivative financial liabilities consist of warrants and the conversion option associated with the Series A Preferred Shares (Note 8). The warrants were originally issued in private placements, or as compensation to non employees, and have exercise prices denominated in United States dollars, which differs from the Company’s functional currency.

During the year ended December 31, 2012, the Company issued 1,100 Series A redeemable convertible preferred shares and a total of 15,942,014 share purchase warrants in connection with a financing. The preferred shares were determined to be a debt host contract and the warrants are derivative liabilities as there are not indexed to the Company’s own equity in accordance with ASC 815.

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012:

Fair Value Measurements Using Level 3 Inputs
		Derivative	Derivative
	Derivative	liability –	liability –
	liability –	conversion	Series A
	warrants	option	dividends	Total
Balance, December 31, 2010	$974,297	$-	$-	$974,297
Total fair value adjustment	1,091,098	-	-	1,091,098
Fair value or warrants issued in March 2011	267,356	-	-	267,356
Transfers out to Equity	(2,015,748)	-	-	(2,015,748)
Balance, December 31, 2011	317,003	-	-	317,003
Preferred share conversion option	-	1,293,769	-	1,293,769
Preferred share dividends	-	-	32,956	32,956
Share purchase warrants issued	1,006,162	-	-	1,006,162
Total fair value adjustment	146,123	227,106	42	373,271
Balance, December 31, 2012	$1,469,288	$1,520,875	$32,998	$3,023,161

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

9.	Derivative liabilities (cont’d…)

During the year ended December 31, 2012, the Company recognized a charge to operations of $373,271 (2011 - $1,091,098) being the change in the fair value of the derivative liability warrants, conversion option and dividends during the year.

During the year ended December 31, 2012, the Company recognized an initial loss on recognition of $925,742 (2011 - $nil) being the difference in fair value of the derivative liability warrants and conversion options and the cash proceeds received from the 1,000 Series A redeemable convertible preferred shares issued and the 100 Series A redeemable convertible preferred shares issued.

The fair value of the warrants were determined using the Black-Scholes option pricing model and the conversion options were valued using the Binomial Lattice model using the following current market assumptions:

	December 31,	December 31,
	2012	2011
Volatility	157% - 181%	175% - 201%
Dividend yield	-	-
Risk-free interest rate	0.36% - 0.77%	0.29% - 2.01%
Expected life	2.93 – 5.00 yrs	1.29 – 4.94 yrs

10.	Capital stock

Effective April 18, 2011, the Company completed a three for one forward-stock-split of its common stock with a corresponding increase in its authorized common stock from 100,000,000 shares of common stock to 300,000,000 shares of common stock. All common stock, option, warrant and per share amounts are retroactively restated to reflect the forward- stock-split.

On November 26, 2012, the Company completed a private placement of 10,000,000 units at a price of US$0.05 per unit, for gross proceeds of $496,350 (US$500,000). Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of US$0.08 for a period of 5 years, expiring November 26, 2017. The Company issued 1,000,000 Agents warrants. Each Agent warrant is exercisable into one common share of the Company at $0.05 per share for a period of 5 years. Upon issuance of the units, $240,989 were allocated to the warrants and recorded as a derivative liability and the balance of $201,361, which is net of share issuance costs of $54,000, was allocated to common stock and additional paid-in capital. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions; volatility of 178%; a dividend yield rate of 0%; a risk- free interest rate of 0.70% and an expected life of five years, adjusted for market liquidity and allocated on a relative basis.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

10.	Capital Stock (cont’d…)

In connection with the offering, the Company paid to a registered broker-dealer a cash commission of $50,000 and issued share purchase warrants to acquire 1,000,000 shares of common stock of the Company at a price of $0.05 per share for a period of 5 years from the closing date. The warrants may be exercised on a cashless basis.

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

Stock Options:

A summary of the stock option activity during the year ended December 31, 2012 is as follows:

		Weighted average
	Number of options	Exercise price
Outstanding at December 31, 2010	10,091,400	US$0.10
Granted	2,325,000	US$0.08
Expired/cancelled	(2,668,275)	US$0.10
Outstanding at December 31, 2011	9,748,125	US$0.06
Granted	-	-
Expired/cancelled	1,541,250	US$0.12

Outstanding at December 31, 2012	8,206,875	US$0.05

Stock Options:

On April 11, 2011, the Company granted 2,325,000 fully vested stock options to various employees. The options have an exercise price of US$0.08 and expire on April 11, 2016. The Company recorded stock-based compensation expense of $126,855 (2011 - $292,424), being the estimated fair value of the vesting options recognized over the service period. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. As at December 31, 2012, 450,000 of the options granted on April 11, 2011 had been cancelled.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

10.	Capital Stock (cont’d…)

A summary of the stock options outstanding and exercisable at December 31, 2012 is as follows:

		Weighted
		Average	Weighted	Aggregate
Exercise		Remaining	Average	Intrinsic
Price	Number	Contractual Life	Exercise Price	Value

US$ 0.040	6,206,250	1.11 years	US$ 0.040	US$ 124,125
0.080	1,875,000	3.28 years	0.080	-
0.060	33,750	2.98 years	0.060	-
0.150	22,500	2.98 years	0.150	-
0.183	15,000	2.98 years	0.183	-
0.200	7,500	2.98 years	0.200	-
0.217	46,875	0.71 years	0.217	-

	8,206,875	1.62 years	US$ 0.050	US$ 124,125

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.06 per share as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 31, 2012 was 6,206,250 (December 31, 2011 – 6,206,250).

Warrants:

A summary of warrant activity during the year December 31, 2012 is as follows:

		Weighted average
	Number of warrants	Exercise price
Outstanding at December 31, 2010	23,032,650	$0.08
Issued as part of private placement	10,950,000	0.08
Issued as compensation to consultant	2,500,000	0.15
Issued as compensation to board of directors	1,000,000	0.10
Outstanding at December 31, 2011	37,482,650	$0.09
Issued as part of private placement	18,285,012	0.07
Issued as agent purchase warrants	3,657,002	0.05
Expired	(5,032,650)	0.05

Outstanding at December 31, 2012	54,392,014	$0.08

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

10.	Capital Stock (cont’d…)

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement. These warrants have an exercise price of $ 0.15 and expire on June 22, 2014. The agreement has a minimum term of twelve months in which the Company may terminate this agreement after eight months. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the year ended December 31, 2012, the Company recorded stock-based compensation expense of $126,855 (December 31, 2011 - $134,003).

A summary of the warrants outstanding and exercisable at December 31, 2012 is as follows:

		Weighted Average
Weighted Average		Remaining Contractual
Exercise Price	Number	Life
US$ 0.080	2,499,999	2.94 years
$ 0.080	9,500,001	2.94 years
US$ 0.080	3,000,000	2.98 years
$ 0.080	3,000,000	2.98 years
US$ 0.080	3,600,000	3.18 years
$ 0.080	7,350,000	3.18 years
$ 0.150	2,500,000	1.44 years
$ 0.010	1,000,000	1.93 years
US$ 0.065	12,285,012	4.43 years
US$ 0.050	2,457,002	4.43 years
US$ 0.065	1,000,000	4.80 years
US$ 0.050	200,000	4.80 years
US$ 0.010	5,000,000	4.90 years
US$ 0.050	1,000,000	4.90 years
$ 0.080	54,392,014	3.56 years

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

11.	Income taxes

(a)	The provision for income taxes differs from the amount that would have resulted in applying the combined Canadian federal and statutory income tax rates as follows:

	2012	2011

Net income (loss) before income tax rates	$(2,679,186)	$(2,883,304)
Statutory income tax rate	25.0%	26.5%
Expected income tax expense (recovery) at statutory income tax rate	$(669,797)	$(764,076)
Non-deductible expenses and other items	(422,978)	382,970
Change in valuation allowance	1,092,775	381,106

Income tax expense	$-	$-

(b)	Temporary differences that give rise to the following deferred income tax assets are as follows:

	2012	2011
Equipment	$21,238	$20,137
Intangible assets	20,703	17,778
Derivative liability	755,791	97,706
Investment tax credits (non-refundable)	1,051,751	914,027
Losses	457,368	234,986
Research and development costs	663,771	588,950
Warranty provision	47,365	51,628

	3,017,987	1,925,212
Valuation allowance	(3,017,987)	(1,925,212)

Net deferred income tax assets	$-	$-

The Company has non-refundable federal investment tax credits of $720,528 (2011 - $631,991) which will expire over a period up to 2031 and provincial investment tax credits of $331,224 (2011 - $282,037), which will expire over a period up to 2021.

The Company has unutilized scientific research and development costs of $2,655,086 (2011 - $2,355,799) which may be available to reduce taxable income and income taxes payable in future years.

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
December 31, 2012

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

The Company is committed to minimum annual payments for leases on its premises, automobiles, and office equipment as follows in each of the next five years:

Year ending December 31:

2013	575,346
2014	21,474
2015	8,365

Rent expense included in the statements of operations is $139,739 (2011 - $137,582).

On June 22, 2011, the Company entered into a professional services agreement with a consultant for business development and stragetic initiatives. As consideration, the Company will compensate the consultant at $11,000 per month, pay commissions of 8% for new sales and issue warrants to acquire up to 2,500,000 shares (Note 6). Additionally for providing specific involvement in a M&A transaction or Capital raise transaction, the consultant will be compensated at 7% or 10%, repsectively, of the transaction value. The agreement may be terminated by 30 days written notice, after an intial term of 8 months. The commission arrangement shall extend for 12 months beyond termination.

On June 15, 2012, the Company entered into a six month consulting agreement with a consultant for business development and strategic initiatives. As consideration, the Company will compensate the consultant $12,500 per month. This contract was extended on a month by month basis at December 31, 2012.

On August 10, 2012, the Company entered into a one year consulting agreement with a consultant for business development and strategic initiatives. As consideration, the Company will compensate the consultant US$10,500 per month.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

13.	Changes in non-cash working capital balances

	2012	2011

Trade accounts receivable	$(213,475)	$162,914
Inventory	175,965	15,918
Deposits	-	4,500
Lease receivable	-	-
Accounts payable	(2,785)	(49,996)
Accrued liabilities	(33,962)	51,661
Deferred revenue	(11,289)	5,248
Due to related parties	(7,301)	14,769

	$(92,847)	$205,014

14.	Segment information

	(a)	Operating segments:

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

December 31, 2012	Manufacturing	Servicing	Total

Sales to external customers	$2,504,855	$1,097,714	$3,602,569
Depreciation and amortization	4,406	20,892	25,298
Interest expense	760	-	760
Segment income (loss) before other items	(2,825,129)	145,943	(2,679,186)
Total assets	$1,392,324	$47,008	$1,439,332

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

14.	Segment information (cont’d…)

December 31, 2011	Manufacturing	Servicing	Total

Sales to external customers	$2,353,326	$1,117,522	$3,470,848
Depreciation and amortization	5,621	20,892	26,513
Interest expense	16	-	16
Segment income (loss) before other items	(2,024,791)	349,502	(1,675,289)
Total assets	$1,122,036	$67,900	$1,189,936

(b)	Of the total sales for the year ended December 31, 2012, $405,860 (2011 - $412,371) was derived from U.S.-based customers and $3,196,709 (2011 - $3,058,477) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total sales in either of the years presented.

(d)	Products:

Enterphone 2000 sales represented 9.5% of total sales during the year ended December 31, 2012 (2011 – 11%). MESH sales represented 56% of total sales during the year ended December 31, 2012 (2011 – 51%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

15.	Financial instruments

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

The Company is subject to significant liquidity risk. At December 31, 2012, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2012

16.	Restatement

During the year ended December 31, 2011, management contacted warrant holders for their consent to convert the exercise price of their warrants, which were denominated in $US, to the equivalent $CAD exercise price. During the preparation of the year end financial statements and related schedules, management identified additional exercise price conversion instructions received from warrant holders that were not given applicable accounting treatment in the prior year. Upon receiving the conversion instructions, the Company should have derecognized the fair value of those warrants, which were accounted for as derivative liabilities, and allocated their fair value to additional paid in capital, within equity. The Company has restated the comparative consolidated financial statements as of and for the year ended December 31, 2011 related to the Company’s accounting for derivative liabilities. Based on this discovery, we have determined that the fair value change in derivative liabilities should have been increased by $76,235, the derivative financial liabilities should have been decreased by $73,821 and additional paid-in capital should have increased by $150,026.

The impact of the restatement on the consolidated financial statements as of and for the year ended December 31, 2011 is shown in the following tables:

	As reported	Adjusted	As restated
Balance sheet date – December 31, 2011
Derivative financial liabilities	$390,824	$(73,821)	$317,003
Total liabilities	1,348,453	(73,821)	1,274,632

Additional paid-in capital	5,617,313	150,056	5,767,369
Accumulated deficit	(5,769,027)	(76,235)	(5,845,262)
Total stockholders’ deficit	$1,189,936	$-	$1,189,936

	As reported	Adjusted	As restated
Statement of Operations and
Comprehensive Loss
For the year ended December 31, 2011
Fair value adjustment of derivative liability	$(1,014,863)	$(76,235)	$(1,091,098)
Other items	(1,014,834)	(76,235)	(1,091,069)
Net loss and comprehensive loss	(2,883,304)	(76,235)	(2,959,539)
Basic and diluted loss per common share	$(0.04)	$-	$(0.04)

	As reported	Adjusted	As restated
Statement of Cash Flows
For the year ended December 31, 2011
Net loss	$(2,883,304)	$(76,235)	$(2,959,539)
Fair value adjustment of derivative liability	1,014,863	76,235	1,091,098
Net cash used in operating activities	$(1,138,544)	$-	$(1,138,544)