Form 10-Q
period 2013-03-31
VISCOUNT SYSTEMS INC
filed 2013-05-15
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
As of March 31, 2013 the registrant’s outstanding common stock consisted of 86,733,750 shares.

PART I.      FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Terms such as “we believe”, “we expect” or “we project”, and similar terms, are examples of forward looking statements that we may use in this report. Such statements also relate to the sales trends of our Enterphone 2000, EPX, previously named Enterphone 3000, Freedom and MESH product lines, general revenues, income, the number of new construction projects or building upgrades that may generate sales of our product, and in general the market for our products. Any projections herein are based solely on management’s views, and were not prepared in accordance with any accounting guidelines applicable to projections. Accordingly, these forward looking statements are intended to provide the reader with insight into management’s proposals, expectations, strategies and general outlook for our business and products, but because of the risks associated with those statements, including those described herein and in our annual report, readers should not rely upon those statements in making an investment decision. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements.

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2013, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0167 for USD$1.0000 or CAD$1.0000 for USD$0.9836.

Item 1.              Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

MARCH 31, 2013

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)

Assets

Current assets
Cash	$83,985	$406,506
Trade accounts receivable, less allowance for doubtful accounts of $131,184 (2012 - $105,185)	681,642	611,288
Inventory (note 2)	319,423	347,978
Total current assets	1,085,050	1,365,772

Deposits	1,391	1,391
Equipment (note 3)	24,361	25,161
Intangible assets	41,785	47,008

Total assets	$1,152,587	$1,439,332
	.
Liablilities and stockholders' deficit

Current liabilities
Accounts payable	$177,257	$150,857
Accrued liabilities	519,928	566,260
Deferred revenue	27,445	38,256
Due to related parties (note 4)	7,525	7,468
Short term loans payable (note 5)	145,902	154,902
Total current liabilities	878,057	917,743

Derivative financial liabilities (notes 6 and 7)	4,645,865	3,023,161
	5,523,922	3,940,904

Stockholders' deficit
Capital stock (note 8)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 86,733,750 common shares (2012 - 86,733,750)	109,512	109,512
1,149 preferred shares (2012 - 1,149)	-	-
Additional paid-in capital	5,979,271	5,979,271
Accumulated deficit	(10,460,118)	(8,590,355)
Total stockholders' deficit	(4,371,335)	(2,501,572)

Total liabilities and stockholders' deficit	$1,152,587	$1,439,332

Commitments (note 10)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in Canadian dollars)
For the three months ended

	March 31,	March 31,
	2013	2012

Sales	$828,320	$867,001
Cost of sales	338,891	348,411
Gross profit	489,429	518,590

Expenses
Selling, general and administrative	706,813	719,501
Research and development	33,164	72,999
Depreciation and amortization	6,023	6,414
	746,000	798,914

Loss before other items	(256,571)	(280,324)

Other items
Interest income	8	6
Interest expense	-	(60)
Fair value adjustment of derivative liability (note 7)	(1,589,753)	112,088
	(1,589,745)	112,034

Net loss and comprehensive loss	(1,846,316)	(168,290)

Basic and diluted loss per common share	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, Basic and diluted	86,733,750	76,719,306

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
Periods Ended March 31, 2013 and December 31, 2012

						Additional	Obligation
	Common Stock		Preferred Stock			paid-in	to issue	Deferred	Accumulated
	Shares	Amount	Shares		Amount	capital	shares	Compensation	deficit	Total

Balance, December 31, 2011	76,473,750	$99,252	-	$	- $	5,767,369	$20,800	$(126,855)	$(5,845,262)	$(84,696)

Units issued for cash from equity securities	-	-	1,100		-	-	-	-	-	-
Units issued for consulting services	260,000	260	-		-	20,540	(20,800)	-	-	-
Units issued for cash from private placement	10,000,000	10,000	-		-	191,362	-	-	-	201,362
Stock-based compensation - warrants	-	-	-		-	-	-	126,855	-	126,855
Series A dividends issued	-	-	26		-	-	-	-	(32,956)	(32,956)
Series A dividends to be issued	-	-	23		-	-	-	-	(32,951)	(32,951)
Net loss	-	-	-		-	-	-	-	(2,679,186)	(2,679,186)

Balance, December 31, 2012	86,733,750	109,512	1,149		-	5,979,271	-	-	(8,590,355)	(2,501,572)

Series A dividends to be issued	-	-	-		-	-	-	-	(23,447)	(23,447)
Net loss	-	-	-		-	-	-	-	(1,846,316)	(1,846,316)

Balance, March 31, 2013	86,733,750	$109,512	1,149	$	- $	5,979,271	$-	$-	$(10,460,118)	$(4,371,335)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the three months ended

	March 31,	March 31,
	2013	2012

Operating activities:
Net loss	$(1,846,316)	$(168,290)
Items not involving cash:
Depreciation and amortization	6,023	6,414
Fair value adjustment of derivative liability (note 7)	1,589,753	(112,088)
Stock-based compensation	-	63,428
Changes in non-cash working capital balances (note 9)	(62,981)	74,699
Net cash provided by (used in) operating activities	(313,521)	(135,837)

Financing activities:
Proceeds from related party	-	47,731
Repayment of short term loans payable	(9,000)	-
Net cash provided by financing activities	(9,000)	47,731

Decrease in cash	(322,521)	(88,106)

Cash, beginning of period	406,506	169,322

Cash, end of period	$83,985	$81,216

Supplementary information:
Interest paid	$-	$60
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2013

1.	Basis of presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and by Article 8-03 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. These financial statements should be read in conjunction with the audited annual consolidated financial statements of Viscount Systems, Inc. (the “Company”) filed on Form 10-K for the year ended December 31, 2012. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2013 or for any other interim period.

The financial information as at March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $10,460,118, reported a loss for the three month period ended March 31, 2013 of $1,846,316, and has working capital of $206,993 at March 31, 2013. Cash flows used in operating activities for the three months ended March 31, 2013 were $313,521. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flows from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving sustainable profits. Management has estimated that the Company will need to raise a minimum of $1,000,000 by way of new debt or equity financing to continue normal operations for the next twelve months. Management has been actively seeking new investors and developing new customer relationships, however additional financing arrangements have not yet completed. Short-term loan financing is anticipated from related parties, however there is no certainty that loans or equity financing will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2013

2.	Inventory

	March 31,	December 31,
	2013	2012

Raw materials	$1,675	$147,083
Work in process	39,374	15,100
Finished goods	278,374	185,795

	$319,423	$347,978

3.	Equipment

		Accumulated	Net book
March 31, 2013	Cost	depreciation	value

Computer equipment	$110,838	$99,954	$10,884
Office furniture and equipment	77,269	63,792	13,477

	$188,107	$163,746	$24,361

		Accumulated	Net book
December 31, 2012	Cost	depreciation	value

Computer equipment	$110,838	$99,642	$11,196
Office furniture and equipment	77,269	63,304	13,965

	$188,107	$162,946	$25,161

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2013

4.	Due to related parties

Amounts due to Directors for director fees and travel expenses totaled $7,525 at March 31, 2013 (December 31, 2012 - $7,468). These amounts are unsecured, non-interest bearing and have no specified terms of repayment.

5.	Short term loans payable

Amounts due to third parties totaled $145,902 for outstanding loans and advances (December 31, 2012 - $154,902). These are non-interest bearing, unsecured and have no fixed terms of repayment.

6.	Series A Convertible Redeemable Preferred Stock

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2013

6.	Series A Convertible Redeemable Preferred Stock (cont’d…)

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

7.	Derivative liabilities

Derivative financial liabilities consist of warrants and the conversion option associated with the Series A Preferred Shares (Note 5). The warrants were originally issued in private placements, or as compensation to non employees, and have exercise prices denominated in United States dollars, which differs from the Company’s functional currency.

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2013

7.	Derivative liabilities (cont’d…)

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013:

Fair Value Measurements Using Level 3 Inputs
		Derivative	Derivative
	Derivative	liability –	liability –
	liability –	conversion	Series A
	warrants	option	dividends	Total
Balance, December 31, 2011	$317,003	$-	$-	$317,003
Preferred share conversion option	-	1,293,769	-	1,293,769
Preferred share dividends	-	-	32,956	32,956
Share purchase warrants issued	1,006,162	-	-	1,006,162
Total fair value adjustment	146,123	227,106	42	373,271
Balance, December 31, 2012	1,469,288	1,520,875	32,998	3,023,161
Preferred share dividends	-	-	32,951	32,951
Total fair value adjustment	780,118	783,691	25,944	1,589,753
Balance, March 31, 2013	$2,249,406	$2,304,566	$91,893	$4,645,865

During the three months ended March 31, 2013, the Company recognized a charge to operations of $1,589,753 (December 31, 2012 - $373,271) being the change in the fair value of the derivative liability warrants, conversion option and dividends during the period.

During the three months ended March 31, 2013, the Company issued 22.77 (March 31- 2012 – nil) Series A dividends with a value of $32,951 (March 31, 2012 - $nil). At March 31, 2013, there were 22.21 (December 31, 2012 – 22.77) Series A dividends declared and to be issued with a value of $23,447 (December 31, 2012 - $32,951)

The fair value of the warrants were determined using the Black-Scholes option pricing model and the conversion options were valued using the Binomial Lattice model using the following current market assumptions:

	March 31,	December 31,
	2013	2012
Volatility	158% - 188%	157% - 181%
Dividend yield	-	-
Risk-free interest rate	0.36% - 0.77%	0.36% - 0.77%
Expected life	2.68 – 5.00 yrs	2.93 – 5.00 yrs

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2013

8.	Capital stock

Effective April 18, 2011, the Company completed a three for one forward-stock-split of its common stock with a corresponding increase in its authorized common stock from 100,000,000 shares of common stock to 300,000,000 shares of common stock.

On November 26, 2012, the Company completed a private placement of 10,000,000 units at a price of US$0.05 per unit, for gross proceeds of $496,350 (US$500,000). Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of US$0.08 for a period of 5 years, expiring November 26, 2017. The Company issued 1,000,000 Agents warrants. Each Agent warrant is exercisable into one common share of the Company at $0.05 per share for a period of 5 years. Upon issuance of the units, $240,989 were allocated to the warrants and recorded as a derivative liability and the balance of $201,361, which is net of share issuance costs of $54,000, was allocated to common stock and additional paid-in capital. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions; volatility of 178%; a dividend yield rate of 0%; a risk-free interest rate of 0.70% and an expected life of five years, adjusted for market liquidity and allocated on a relative basis.

In connection with the offering, the Company paid to a registered broker-dealer a cash commission of $50,000 and issued share purchase warrants to acquire 1,000,000 shares of common stock of the Company at a price of $0.05 per share for a period of 5 years from the closing date. The warrants may be exercised on a cashless basis.

Stock Options:

A summary of the stock option activity is as follows:
		Weighted average
	Number of options	Exercise price
Outstanding at December 31, 2011	9,748,125	US$0.06
Granted	-	-
Expired/cancelled	1,541,280	US$0.12
Outstanding at December 31, 2012	8,206,875	US$0.05
Granted	-	-
Expired/cancelled	3,465,000	US$0.04

Outstanding at March 31, 2013	4,741,875	US$0.06

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2013

8.	Capital Stock (cont’d…)

Stock Options:

A summary of the stock options outstanding and exercisable at March 31, 2013 is as follows:

		Weighted
		Average	Weighted	Aggregate
Exercise		Remaining	Average	Intrinsic
Price	Number	Contractual Life	Exercise Price	Value

US$ 0.040	3,116,250	0.86 years	US$ 0.040	US$ 310,313
0.080	1,500,000	3.03 years	0.080	17,250
0.060	33,750	2.73 years	0.060	1,013
0.150	22,500	2.73 years	0.150	-
0.183	15,000	2.73 years	0.183	-
0.200	7,500	2.73 years	0.200	-
0.217	46,875	0.46 years	0.217	-

	4,741,875	1.51 years	US$ 0.060	US$ 328,575

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.09 per share as of March 31, 2013, which would have been received from the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of March 31, 2013 was 4,650,000 (December 31, 2012 – 6,206,250).

Warrants:

A summary of warrant activity during the three month ended March 31, 2013 is as follows:
		Weighted average
	Number of warrants	Exercise price
Outstanding at December 31, 2011	37,482,650	$0.09
Issued as part of private placement	18,285,012	0.07
Issued as compensation to consultant	3,657,002	0.05
Expired	(5,032,650)	0.05
Outstanding at December 31, 2012	54,392,014	$0.08
Issued as part of private placement	-	-
Issued as compensation to consultant	-	-
Expired	-	-

Outstanding at March 31, 2013	54,392,014	$0.08

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2013

8.	Capital Stock (cont’d…)

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement. These warrants have an exercise price of $ 0.15 and expire on June 22, 2014. The agreement has a minimum term of twelve months in which the Company may terminate this agreement after eight months. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the year period ended March 31, 2013, the Company recorded stock-based compensation expense of $nil (March 31, 2012 - $63,428).

A summary of the warrants outstanding and exercisable at March 31, 2013 is as follows:

		Weighted Average
Weighted Average		Remaining Contractual
Exercise Price	Number	Life
US$ 0.080	2,499,999	2.69 years
$ 0.080	9,500,001	2.69 years
US$ 0.080	3,000,000	2.73 years
$ 0.080	3,000,000	2.73 years
US$ 0.080	3,600,000	2.93 years
$ 0.080	7,350,000	2.93 years
$ 0.150	2,500,000	1.19 years
$ 0.010	1,000,000	1.68 years
US$ 0.065	12,285,012	4.18 years
US$ 0.050	2,457,002	4.18 years
US$ 0.065	1,000,000	4.55 years
US$ 0.050	200,000	4.55 years
US$ 0.010	5,000,000	4.65 years
US$ 0.050	1,000,000	4.65 years
$ 0.080	54,392,014	3.32 years

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2013

9.	Changes in non-cash working capital balances

	Three months ended
	March 31,
	2013	2012

Trade accounts receivable	$(70,354)	$(41,936)
Inventory	28,555	118,997
Accounts payable	26,400	(9,371)
Accrued Liabilities	(36,828)	14,633
Deferred revenue	(10,811)	(7,624)
Due to related parties	57	-

	$(62,981)	$74,699

10.	Commitments and contingencies

The Company is committed to minimum annual payments for leases on its premises, automobiles, and office equipment as follows in each of the next three years:

Year or period ending March 31:	$
2013	396,563
2014	21,474
2015	8,365

Rent expense included in the statements of operations is for the three months ended March 31, 2013 is $35,186 (2012 - $34,583).

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
Three months ended March 31, 2013

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

For the three months ended March 31, 2013	Manufacturing	Servicing	Total

Sales to external customers	$616,788	$211,532	$828,320
Depreciation and amortization	800	5,223	6,023
Interest expense	-	-	-
Segment income(loss) before income taxes	(323,272)	66,701	(256,571)
Total assets	1,110,802	41,785	1,152,587

For the three months ended March 31, 2012	Manufacturing	Servicing	Total

Sales to external customers	$611,507	$255,494	$867,001
Depreciation and amortization	1,191	5,223	6,414
Interest expense	60	-	60
Segment income(loss) before income taxes	(239,651)	71,361	(168,290)
Total assets	955,678	62,677	1,018,355

As at December 31, 2012	Manufacturing	Servicing	Total
Total assets	$1,392,324	$47,008	$1,439,332

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2013

11.	Segment information (cont’d…)

	(b)	Of the total revenues for the three months ended March 31, 2013, $134,758 (2012 - $101,450) was derived from U.S.-based customers and $693,562 (2012 - $765,551) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either three months ended March 31, 2013 or 2012.

	(d)	Products and services:

MESH sales represented 51.6% of total revenue during the three months ended March 31, 2013 (March 31, 2012 – 52.6%). FREEDOM sales represented 17.1% of total revenue during the three months ended March 31, 2013 (March 31, 2012 – 7.8%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Sales for the three months ended March 31, 2013 and 2012 were $828,320 and $867,001, respectively, a decrease of $38,681 or 4.5% . These two comparative periods were consistent. Freedom sales for the three months ended March 31, 2013 and 2012 were $141,246 and $67,610, respectively, an increase of $73,636 or 108.9% . MESH sales for the three months ended March 31, 2013 and 2012 were $427,267 and $388,364, respectively, an increase of $38,903 or 10.0% . MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. The Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in your building or anywhere in the world. The software component of Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the three months ended March 31, 2013 and 2012, Freedom sales were 17.1% and 7.8%, respectively, of total sales. For the three months ended March 31, 2013 and 2012, MESH sales were 51.6 % and 44.8%, respectively, of total sales.

The Company also provides Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,330 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2013 and 2012, customer service contracts and new equipment sales generated aggregate sales revenues of $260,293 and $255,494, respectively, an increase of $4,799 or 1.9% . These two comparative periods were consistent.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,330 at March 31, 2013, as compared to 1,344 at December 31, 2012 and 1,407 at March 31, 2012. During the first quarter of 2013, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At March 31, 2013, the cost of the service agreements, net of accumulated amortization, was $41,785.

Cost of sales and services as a percentage of sales was 40.9% and 40.2% for the three months ended March 31, 2013 and 2012, respectively. Cost of sales has remained consistent as we are in the early stages of our Freedom Bridge product line release. We expect cost of sales to remain constant until Freedom Bridge sales increase substantially. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended March 31, 2013 and 2012 was $489,429 and $518,590, respectively, a decrease of $29,161 or 5.6% . This corresponds with consistent sales and the marginally increased cost of sales for the three months ended March 31, 2013, as compared to three months ended March 31, 2012.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 were $706,813 and $719,501, respectively, a decrease of $12,688 or 1.8% . For the three months ended March 31, 2013 and 2012, selling, general and administrative expenses, as a percentage of sales, were 85.3% and 83.0%, respectively. Consulting fees for the three months ended March 31, 2013 and 2012 were $183,709 and $106,205, respectively, an increase of $77,504 or 73.0% . Consulting fees, in part, increased due to paying additional consultants US$62,794 to provide strategic advice and alliances for key markets including the US Federal Government for Freedom projects. Other increases were related to Board of Directors fees which were $41,223 and $10,000 for the three months ended March 31, 2013 and 2012, respectively.

Research and development costs for the quarter ended March 31, 2013 were gross $104,666. Government grants for the quarter ended March 31, 2013 totaled $71,502, resulting in net research and development costs of $33,164. Research and development costs for the quarter ended March 31, 2012 were gross $72,999. Government grants for the quarter ended March 31, 2012 was $nil. Research and development costs have increased during this first quarter of 2013, as compared to the first quarter of 2012, due to hiring an engineer to improve the Freedom design.

Net loss for the three month period ended March 31, 2013 was $1,846,316, as compared to a net loss of $168,290 for the three month period ended March 31, 2012, an increased loss of $1,678,026. During the first quarter of 2013, expenses were controlled to maintain cash flow and to minimize the net loss. The loss in 2012 was decreased by $112,088 as a result of fair value adjustments of certain outstanding warrants that are accounted for as a derivative financial instruments. The loss in 2013 was increased by $1,589,753 as a result of fair value adjustments of certain outstanding warrants that are accounted for as a derivative financial instrument. The fair value adjustment has no cash flow impact.

Liquidity and Capital Resources

Cash as of March 31, 2013, as compared to December 31, 2012 was $83,985 and $406,506, respectively, a decrease of $322,521.

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

At March 31, 2013, the Company had a working capital of $206,993, as compared to working capital of $448,029 at December 31, 2012. Working capital had decreased by $241,036. The current ratio at March 31, 2013 was 1.24, as compared with 1.49 at December 31, 2012.

The Company has the ability to finance operations and future growth through a stock-based equity injection of up to $1.5 million. However, the state of the global financial markets and recession fears present significant uncertainties for the timing and successful completion of an equity investment.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $10,460,118, reported a loss for the three months ended March 31, 2013 of $1,846,316 and has working capital of $206,993 at March 31,2013. Cash flows used in operating activities for the three months ended March 31, 2013 were $313,521. Although management is confident that the company can access, sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management has determined that the Company will need to raise up to $1,000,000 before the end of the second quarter of fiscal 2013, if sales do not improve, by way of debt or equity financing, to continue normal operations for the next twelve months. If this funding is not available the company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the company. In the event the company completes the required $1,000,000 financing and hits its sales targets, the company does not anticipate requiring any additional financing for 2013. Management has been actively seeking new investors and developing customer relationships, however a financing arrangement has not yet completed. Short-term loan financing is anticipated from related parties, however there is no certainty that loans will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio was 71 days at March 31, 2013, 52 days at December 31, 2012 and 43 days at March 31, 2012. The outstanding term for our receivables has been increasing due to a few slower paying customers. The accounts receivable reserve was $131,184 at March 31, 2013, as compared to $105,185 at December 31, 2012. The accounts receivable reserve has increased by $25,999 or 24.7%, since the year ended December 31, 2012. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At March 31, 2013, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.

As the Company’s liquidity increases, we will be purchasing more inventory and hiring more sales and technical staff to accommodate the expected increased future sales There are no material unused sources of liquid assets.

For the three months ended March 31, 2013, there were no capital expenditures.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

The Company will likely require additional funds to support the development and marketing of its new Freedom product. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be unable to develop or enhance its products, take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

The Company does not have any material commitments for capital expenditures as of March 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

None.

Critical Accounting estimates and judgements:

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

Item 4.              Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2013, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: May 14, 2013	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer