Form 10-Q
period 2013-06-30
VISCOUNT SYSTEMS INC
filed 2013-08-14
CIK 1158387

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission File Number: 000-49746

VISCOUNT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0498181
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4585 Tillicum Street, Burnaby, British Columbia, Canada V5J 5K9
(Address of principal executive offices)

(604) 327-9446
Registrant’s telephone number

N/A
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
As of June 30, 2013 the registrant’s outstanding common stock consisted of 94,003,750 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2013, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0518 for USD$1.0000 or CAD$1.0000 for USD$0.9508.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

JUNE 30, 2013

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$505,662	$406,506
Trade accounts receivable, less allowance for doubtful accounts of $159,983 (2012 - $105,185)	713,211	611,288
Inventory (note 2)	396,279	347,978
Total current assets	1,615,152	1,365,772

Deposits	1,391	1,391
Equipment (note 3)	23,606	25,161
Intangible assets	36,562	47,008

Total assets	$1,676,711	$1,439,332
	.
Liablilities and stockholders' deficit

Current liabilities
Accounts payable	$219,067	$150,857
Accrued liabilities	533,952	566,260
Deferred revenue	39,588	38,256
Due to related parties (note 4)	24,113	7,468
Short term loans payable (note 5)	133,902	154,902
Total current liabilities	950,622	917,743

Derivative financial liabilities (notes 6 and 7)	5,266,392	3,023,161
	6,217,014	3,940,904

Stockholders' deficit
Capital stock (note 8)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 94,003,750 common shares (2012 - 86,733,750)	116,782	109,512
1,195 preferred shares (2012 - 1,149)	-	-
Additional paid-in capital	6,538,757	5,979,271
Accumulated deficit	(11,195,842)	(8,590,355)
Total stockholders' deficit	(4,540,303)	(2,501,572)

Total liabilities and stockholders' deficit	$1,676,711	$1,439,332

Commitments (note 10)
See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Six months ended
	June 30		June 30
	2013	2012	2013	2012

Sales	$1,041,088	$901,088	$1,869,408	$1,768,089
Cost of sales	418,185	355,140	$757,076	703,551
Gross profit	622,903	545,948	1,112,332	1,064,538

Expenses
Selling, general and administrative	869,354	988,818	1,576,169	1,708,319
Research and development	40,765	69,601	73,929	142,600
Depreciation and amortization	5,980	6,354	12,001	12,768
	916,099	1,064,773	1,662,099	1,863,687

Loss before other items	(293,196)	(518,825)	(549,767)	(799,149)

Other items
Interest income	15	7	23	12
Interest expense	-	(700)	-	(760)
Fair value adjustment of derivative liability (note 5)	(414,157)	(855,374)	(2,003,910)	(743,286)
	(414,142)	(856,067)	(2,003,887)	(744,034)

Net loss and comprehensive loss	(707,338)	(1,374,892)	(2,553,654)	(1,543,183)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, Basic and diluted	90,172,431	76,733,750	88,462,590	76,473,750

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
Periods Ended June 30, 2013 and December 31, 2012

					Additional
	Common Stock		Preferred Stock		paid-in	Obligation to	Deferred	Accumulated
	Shares	Amount	Shares	Amount	capital	issue shares	Compensation	deficit	Total

Balance, December 31, 2011	76,473,750	$99,252	-	$-	$5,767,369	$20,800	$(126,855)	$(5,845,262)	$(84,696)

Units issued for cash from equity securities	-	-	1,100	-	-	-	-	-	-
Units issued for consulting services	260,000	260	-	-	20,540	(20,800)	-	-	-
Units issued for cash from private placement	10,000,000	10,000	-	-	191,362	-	-	-	201,362
Stock-based compensation - warrants	-	-	-	-	-	-	126,855	-	126,855
Series A dividends issued	-	-	26	-	-	-	-	(32,956)	(32,956)
Series A dividends to be issued	-	-	23	-	-	-	-	(32,951)	(32,951)
Net loss	-	-	-	-	-	-	-	(2,679,186)	(2,679,186)

Balance, December 31, 2012	86,733,750	109,512	1,149	-	5,979,271	-	-	(8,590,355)	(2,501,572)

Series A dividends to be issued	-	-	-	-	-	-	-	(51,833)	(51,833)
Units issued for cash from equity securities	6,750,000	6,750	-	-	502,015	-	-		508,765
Units issued for consulting services	520,000	520	-	-	52,384	-	-		52,904
Cash issued for legal, commission and consulting services	-	-	-	-	(15,000)
Stock-based compensation - warrants	-	-	-	-	20,087	-	-
Net loss	-	-	-	-	-	-	-	(2,553,654)	(2,553,654)

Balance, June 30, 2013	94,003,750	$116,782	1,149	$-	$6,538,757	$-	$-	$(11,195,842)	$(4,540,303)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the six months ended
	June 30,	June 30,
	2013	2012

Operating activities:
Net loss	$(2,553,654)	$(1,543,183)
Items not involving cash:
Depreciation and amortization	12,001	12,768
Fair value adjustment of derivative liability (note 7)	2,003,910	743,286
Selling, general and administrative expenses paid by stock options and warrants	72,973	106,315
Changes in non-cash working capital balances (note 9)	(96,336)	45,012
Net cash used in operating activities	(561,106)	(635,802)

Financing activities:
Proceeds from private placement	681,262	1,053,740
Repayment of short term loans payable	(21,000)	(14,769)
Net cash provided by financing activities	660,262	1,038,971

Increase (decrease) in cash	99,156	403,169

Cash, beginning of period	406,506	169,322

Cash, end of period	$505,662	$572,491

Supplementary information:
Interest paid	$-	$60
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2013

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

The financial information as at June 30, 2013 and for the three months and six month periods ended June 30, 2013 and 2012 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $11,195,842, reported a loss for the six month period ended June 30, 2013 of $2,553,662, and has working capital of $669,095 at June 30, 2013. Cash flows used in operating activities for the six months ended June 30, 2013 were $669,094. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flows from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving sustainable profits. Management has raised US$675,000 by way of equity financing to continue normal operations for the next twelve months. Management has been actively seeking new investors and developing new customer relationships, however additional financing arrangements have not yet completed. Short-term loan financing is anticipated from related parties, however there is no certainty that loans or equity financing will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Inventory

	June 30,	December 31,
	2013	2012

Raw materials	$58,649	$147,083
Work in process	35,653	15,100
Finished goods	301,977	185,795

	$396,279	$347,978

3.	Equipment

		Accumulated	Net book
June 30, 2013	Cost	depreciation	value

Computer equipment	$110,838	$100,243	$10,595
Office furniture and equipment	77,269	64,258	13,011

	$188,107	$164,501	$23,606

		Accumulated	Net book
December 31, 2012	Cost	depreciation	value

Computer equipment	$110,838	$99,642	$11,196
Office furniture and equipment	77,269	63,304	13,965

	$188,107	$162,946	$25,161

4.	Due to related parties

Amounts due to Directors for director fees and travel expenses totaled $24,113 at June 30, 2013 (December 31, 2012 - $7,468). These amounts are unsecured, non-interest bearing and have no specified terms of repayment.

5.	Short term loans payable

Amounts due to third parties totaled $133,902 for outstanding loans and advances (December 31, 2012 - $154,902). These are non-interest bearing, unsecured and have no fixed terms of repayment.

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

voting and conversion rights of up to 4.99% of the outstanding common stock of the Company at the time of conversion per holder; registration rights to the holders of the Series A Shares that may be exercised in certain circumstances.

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

During the year ended December 31, 2012, the Company issued 1,100 Series A redeemable convertible preferred shares and a total of 15,942,014 share purchase warrants in connection with a financing. The preferred shares were determined to be a debt host contract and the warrants are derivative liabilities as they are not indexed to the Company’s own equity in accordance with ASC 815.

7.	Derivative liabilities (cont’d…)

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013:

Fair Value Measurements Using Level 3 Inputs
		Derivative	Derivative
	Derivative	liability –	liability –
	liability –	conversion	Series A
	warrants	option	dividends	Total
Balance, December 31, 2011	$317,003	$-	$-	$317,003
Preferred share conversion option	-	1,293,769	-	1,293,769
Preferred share dividends	-	-	32,956	32,956
Share purchase warrants issued	1,006,162	-	-	1,006,162
Total fair value adjustment	146,123	227,106	42	373,271
Balance, December 31, 2012	1,469,288	1,520,875	32,998	3,023,161
Preferred share dividends	-	-	56,398	56,398
Allocation to APIC	-	-	-	187,487
Total fair value adjustment	821,271	1,141,713	40,926	2,003,910
Balance, June 30, 2013	$2,290,559	$2,662,588	$130,322	$5,270,956

During the six months ended June 30, 2013, the Company recognized a charge to operations of $2,003,910 (June 30, 2012 - $743,286) being the change in the fair value of the derivative liability warrants, conversion option and dividends during the period.

During the six months ended June 30, 2013, the Company issued 22.77 (June 30- 2012 – nil) Series A dividends with a value of $56,398 (June 30, 2012 - $nil). At June 30, 2013, there were 22.21 (December 31, 2012 – 22.77) Series A dividends declared and to be issued with a value of $23,447 (December 31, 2012 - $32,951)

The fair value of the warrants were determined using the Black-Scholes option pricing model and the conversion options were valued using the Binomial Lattice model using the following current market assumptions:

	June 30,	December 31,
	2013	2012
Volatility	158% - 188%	157% - 181%
Dividend yield	-	-
Risk-free interest rate	0.36% - 0.77%	0.36% - 0.77%
Expected life	2.68 – 5.00 yrs	2.93 – 5.00 yrs

8.	Capital stock

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

On May 21, 2013, the Company completed a private placement of 6,750,000 units at a price of US$0.10 per unit, for gross proceeds of US$675,000. Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of US$0.20 for a period of 3 years, expiring May 17 and 21, 2016. Upon issuance of the units, $187,487 were allocated to the warrants and recorded as a derivative liability and the balance of $508,775, which is net of share issuance costs, was allocated to common stock and additional paid-in capital. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions; volatility of 155%; a dividend yield rate of 0%; a risk-free interest rate of 0.40% and an expected life of three years, adjusted for market liquidity and allocated on a relative basis.

In connection with the offering, the Company paid to a registered broker-dealer a cash commission of $7,500 and issued share purchase warrants to acquire 675,000 shares of common stock of the Company at a price of $0.20 per share for a period of 3 years from the closing date. The warrants may be exercised on a cashless basis.

8.	Capital Stock (cont’d…)

Stock Options:

A summary of the stock option activity is as follows:
		Weighted average
	Number of options	Exercise price
Outstanding at December 31, 2011	9,748,125	US$0.06
Granted	-	-
Expired/cancelled	(1,541,280)	US$0.12
Outstanding at December 31, 2012	8,206,875	US$0.05
Granted	-	-
Expired/cancelled	(3,465,000)	US$0.04

Outstanding at June 30, 2013	4,741,875	US$0.06

Stock Options:

A summary of the stock options outstanding and exercisable at June 30, 2013 is as follows:

		Weighted
		Average	Weighted	Aggregate
Exercise		Remaining	Average	Intrinsic
Price	Number	Contractual Life	Exercise Price	Value

US$ 0.040	3,116,250	0.51 years	US$ 0.040	US$ 186,975
0.080	1,500,000	2.78 years	0.080	30,000
0.060	33,750	2.48 years	0.060	1,350
0.150	22,500	2.48 years	0.150	-
0.183	15,000	2.48 years	0.183	-
0.200	7,500	2.48 years	0.200	-
0.217	46,875	0.48 years	0.217	-

	4,741,875	1.26 years	US$ 0.060	US$ 218,325

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.10 per share as of June 30, 2013, which would have been received from the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2013 was 4,650,000 (December 31, 2012 – 6,206,250).

8.	Capital Stock (cont’d…)

Warrants:

A summary of warrant activity during the six month ended June 30, 2013 is as follows:
		Weighted average
	Number of warrants	exercise price
Outstanding at December 31, 2011	37,482,650	$0.09
Issued as part of private placement	18,285,012	0.07
Issued as compensation to consultant	3,657,002	0.05
Expired	(5,032,650)	0.05
Outstanding at December 31, 2012	54,392,014	0.08
Issued as part of private placement	4,050,000	0.20
Issued as compensation to consultant	230,000	0.20
Expired	-	-

Outstanding at June 30, 2013	58,672,014	$0.09

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement. These warrants have an exercise price of $0.15 and expire on June 22, 2014. The agreement has a minimum term of twelve months in which the Company may terminate this agreement after eight months. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the year period ended June 30, 2013, the Company recorded stock-based compensation expense of $72,981 (June 30, 2012 - $126,855).

8.	Capital Stock (cont’d…)

A summary of the warrants outstanding and exercisable at June 30, 2013 is as follows:

		Weighted Average
Weighted Average		Remaining Contractual
Exercise Price	Number	Life
US$ 0.080	2,499,999	2.69 years
$ 0.080	9,500,001	2.69 years
US$ 0.080	3,000,000	2.73 years
$ 0.080	3,000,000	2.73 years
US$ 0.080	3,600,000	2.93 years
$ 0.080	7,350,000	2.93 years
$ 0.150	2,500,000	1.19 years
$ 0.010	1,000,000	1.68 years
US$ 0.065	12,285,012	4.18 years
US$ 0.050	2,457,002	4.18 years
US$ 0.065	1,000,000	4.55 years
US$ 0.050	200,000	4.55 years
US$ 0.010	5,000,000	4.65 years
US$ 0.050	1,000,000	4.65 years
US$ 0.200	2,375,000	2.90 years
US$ 0.200	675,000	2.89 years
US$ 0.200	1,000,000	2.89 years
US$ 0.200	230,000	2.92 years

$ 0.085	58,672,014	3.06 years

9.	Changes in non-cash working capital balances

	Six months ended
	June 30,
	2013	2012

Trade accounts receivable	$(101,923)	$(94,573)
Inventory	(48,301)	99,175
Accounts payable	68,210	57,940
Accrued Liabilities	(32,299)	(19,545)
Deferred revenue	1,332	2,015
Due to related parties	16,645	-

	$(96,336)	$45,012

10.	Commitments and contingencies

The Company is committed to minimum annual payments for leases on its premises, automobiles, and office equipment as follows in each of the next three years:

Year or period ending June 30:	$
2013	358,109
2014	196,125
2015	152,921
2016	60,648

Rent expense included in the statements of operations is for the three months ended June 30, 2013 is $35,186 (2012 - $34,784) and for the six months ended June 30, 2013 is $70,372 (2012 - $69,367).

On June 22, 2011, the Company entered into a professional services agreement with a consultant for business development and strategic initiatives. As consideration, the Company will compensate the consultant at $8,500 per month, pay commissions of 8% for new sales and issue warrants to acquire up to 2,500,000 shares (Note 8). Additionally for providing specific involvement in a M&A transaction or capital raise transaction, the consultant will be compensated at 7% or 10%, respectively, of the transaction value. The agreement may be terminated by 30 days written notice, after an initial term of 8 months. The commission arrangement shall extend for 12 months beyond termination.

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

On May 1, 2013, the Company entered into a one year consulting agreement with a consultant for business development and strategic initiatives. As consideration, the Company will compensate the consultant $6,500 per month.

On May 11, 2013, the Company entered into a one year consulting agreement with a consultant for business development and strategic initiatives. As consideration, the Company will compensate the consultant $6,500 per month, including all travel expenses and commission payments.

On May 24, 2013, the Company entered into a one year consulting agreement with a consultant for business development and strategic initiatives. As consideration, the Company will compensate the consultant $3,000 per quarter, and was issued 230,000 warrants. These warrants have an exercise price of $ 0.20 and expire on May 30, 2016.

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

For the three months ended June 30, 2013	Manufacturing	Servicing	Total

Sales to external customers	$621,247	$419,841	$1,041,088
Depreciation and amortization	755	5,223	5,978
Interest expense, net	-	-	-
Segment income (loss) before income taxes	(437,743)	144,547	(293,196)
Total assets	1,640,148	36,562	1,676,710

For the three months ended June 30, 2012	Manufacturing	Servicing	Total

Sales to external customers	$633,584	$267,504	$901,088
Depreciation and amortization	1,131	5,223	6,354
Interest expense, net	700	-	700
Segment income (loss) before income taxes	(1,419,159)	44,267	(1,374,892)
Total assets	1,518,281	57,454	1,575,735

11.	Segment information (cont’d…)

For the six months ended June 30, 2013	Manufacturing	Servicing	Total

Sales to external customers	$1,238,035	$631,373	$1,869,408
Depreciation and amortization	1,555	10,446	12,001
Interest expense, net	-	-	-
Segment income (loss) before income taxes	(761,015)	211,248	(549,767)
Total assets	1,640,148	36,562	1,676,710

For the six months ended June 30, 2012	Manufacturing	Servicing	Total

Sales to external customers	$1,245,091	$522,998	$1,768,089
Depreciation and amortization	2,322	10,446	12,768
Interest expense, net	760	-	760
Segment income (loss) before income taxes	(1,658,811)	115,628	(1,543,183)
Total assets	1,518,281	57,454	1,575,735

As at December 31, 2012	Manufacturing	Servicing	Total
Total assets	$1,392,324	$47,008	$1,439,332

(b)	Of the total revenues for the six months ended June 30, 2013, $230,525 (2012 - $208,714) was derived from U.S.-based customers and $1,638,882 (2012 - $1,559,375) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total revenues in either six months ended June 30, 2013 or 2012.

(d)	Products and services:

MESH sales represented 48.7% of total revenue during the six months ended June 30, 2013 (2012 – 55.1%). FREEDOM sales represented 18.5% of total revenue during the six months ended June 30, 2013 (2012 – 7.0%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Sales for the three months ended June 30, 2013 and 2012 were $1,041,088 and $901,088, respectively, an increase of $140,000 or 15.5%. Sales for the quarter ended March 31, 2013 was $828,320. This quarter ended June 30, 2013 has increased by $212,768, or 25.7%, as compared to the first quarter ended March 31, 2013. Sales for the six months ended June 30, 2013 and 2012 were $1,869,408 and $1,768,089, respectively, an increase of $101,319 or 5.7%. Freedom sales for the three months ended June 30, 2013 and 2012 were $203,882 and $nil, respectively. Freedom sales for the six months ended June 30, 2013 and 2012 were $345,128 and $124,107, respectively, an increase of $221,021 or 178.1% .. MESH sales for the three months ended June 30, 2013 and 2012 were $483,878 and $518,795, respectively, a decrease of $79,917 or 15.4%. MESH sales for the six months ended June 30, 2013 and 2012 were $911,145 and $850,661, respectively, an increase of $60,484 or 7.1%. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. The Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in the building or anywhere in the world. The software component of Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the six months ended June 30, 2013 and 2012, Freedom sales were 18.5% and 7.0%, respectively, of total sales. For the six months ended June 30, 2013 and 2012, MESH sales were 48.7 % and 48.1%, respectively, of total sales.

The Company also provides Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,286 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2013 and 2012, customer service contracts and new equipment sales generated aggregate sales revenues of $627,573 and $522,998, respectively, an increase of $104,575 or 20.0%. This increase was due to increased Freedom and MESH equipment sales.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,286 at June 30, 2013, as compared to 1,344 at December 31, 2012 and 1,386 at June 30, 2012. During the first two quarters of 2013, the Company performed a test for impairment and evaluated the status of service agreements. Management determined that no charge for impairment was required but the continuing reduction in the number of service contracts held, indicated that the intangible asset should be deemed to have a definitive life. Accordingly, the Company continued to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At June 30, 2013, the cost of the service agreements, net of accumulated amortization, was $36,562.

Cost of sales and services as a percentage of sales was 40.2% and 39.4% for the three months ended June 30, 2013 and 2012, respectively. Cost of sales and services as a percentage of sales was 40.5% and 39.8% for the six months ended June 30, 2013 and 2012, respectively. Cost of sales has remained consistent as we are in the early stages of our Freedom Bridge product line release. We expect cost of sales to remain constant until Freedom Bridge sales increase substantially. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended June 30, 2013 and 2012 was $622,903 and $545,948, respectively, an increase of $76,955 or 14.1%. Gross profit for the six months ended June 30, 2013 and 2012 was $1,112,332 and $1,064,538, respectively, an increase of $47,794 or 4.5%. This corresponds with increased sales and the marginally increased cost of sales for the three and six months ended June 30, 2013, as compared to three and six months ended June 30, 2012.

Selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 were $869,354 and $988,818, respectively, a decrease of $119,464 or 12.1%. Selling, general and administrative expenses for the six months ended June 30, 2013 and 2012 were $1,576,169 and $1,708,319, respectively, a decrease of $132,150 or 7.8%. For the six months ended June 30, 2013 and 2012, selling, general and administrative expenses, as a percentage of sales, were 84.3% and 96.6%, respectively. Consulting fees for the six months ended June 30, 2013 and 2012 were $468,250 and $342,557, respectively, an increase of $125,693 or 36.7%. Consulting fees, in part, increased due to paying additional consultants $52,413 to provide strategic advice and alliances for key markets including the US Federal Government for Freedom projects. Other increases were related to Board of Directors fees which were $63,219.

Research and development costs for the three months ended June 30, 2013 were gross $113,690. Government grants for the three months ended June 30, 2013 totaled $72,925, resulting in net research and development costs of $40,766. Research and development costs for the six months ended June 30, 2013 were gross $218,356. Government grants for the six months ended June 30, 2013 totaled $144,426, resulting in net research and development costs of $73,930. Research and development costs for the quarter ended June 30, 2012 were gross $69,601. Government grants for the quarter ended June 30, 2012 was $nil. Research and development costs for the six months ended June 30, 2012 were gross $142,600. Government grants for the six months ended June 30, 2012 was $nil. Research and development costs have increased during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to hiring an engineer to improve the Freedom design.

Net loss for the three month period ended June 30, 2013 was $707,338, as compared to a net loss of $1,374,892 for the three month period ended June 30, 2012, a decreased loss of $667,554. Net loss for the six month period ended June 30, 2013 was $2,553,654, as compared to a net loss of $1,543,183 for the six month period ended June 30, 2012, an increased loss of $1,010,471. During the six months ended June 30, 2013, expenses were controlled to maintain cash flow and to minimize the net loss. The loss in 2012 was decreased by $112,088 as a result of fair value adjustments of certain outstanding warrants that are accounted for as a derivative financial instruments. The loss in 2013 was increased by $2,003,910 as a result of fair value adjustments of certain outstanding warrants that are accounted for as a derivative financial instrument. The fair value adjustment has no cash flow impact.

Liquidity and Capital Resources

Cash as of June 30, 2013, as compared to December 31, 2012 was $505,662 and $406,506, respectively, an increase of $99,156.

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

On May 17, 2013, Viscount Systems, Inc. (the “Company”) completed a private placement of 4,750,000 units at a price of $0.10 per unit for total proceeds of $475,000. On May 21, 2013, the Company completed an additional private placement of 2,000,000 units at a price of $0.10 per unit for total proceeds of $200,000. Each unit consists of one common share and one-half of one share purchase warrant of the Company, with each whole warrant exercisable to acquire an additional share of the Company at a price of $0.20 for a period of three years from the closing date.

In connection with the offerings, the Company paid to a registered broker-dealer a cash commission of $7,500 and issued share purchase warrants to acquire 675,000 shares of common stock of the Company at a price of $0.20 per share for a period of three years from the closing date. The warrants may be exercised on a cashless basis.

At June 30, 2013, the Company had a working capital of $669,094, as compared to working capital of $448,029 at December 31, 2012. Working capital had increased by $221,065. The current ratio at June 30, 2013 was 1.71, as compared with 1.49 at December 31, 2012.

The Company has the ability to finance operations and future growth through a stock-based equity injection of up to $1.5 million. However, the state of the global financial markets and recession fears present significant uncertainties for the timing and successful completion of an equity investment.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $11,195,842, reported a loss for the six months ended June 30, 2013 of $2,553,654 and has working capital of $669,094 at June 30, 2013. Cash flows used in operating activities for the six months ended June 30, 2013 were $561,106. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management has determined that the Company will need to raise up to $500,000 before the end of the fourth quarter of fiscal 2013 if sales do not improve, by way of debt or equity financing, to continue normal operations for the next twelve months. If this funding is not available the Company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the Company. In the event the Company completes the required $500,000 financing and hits its sales targets, the Company does not anticipate requiring any additional financing for 2013. Management has been actively seeking new investors and developing customer relationships; however, a financing arrangement has not yet completed. Short-term loan financing is anticipated from related parties; however, there is no certainty that loans will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio was 62 days at June 30, 2013, 52 days at December 31, 2012 and 50 days at June 30, 2012. The outstanding term for our receivables has been increasing due to a few slower paying customers. The accounts receivable reserve was $159,983 at June 30, 2013, as compared o $105,185 at December 31, 2012. The accounts receivable reserve has increased by $54,798 or 52.1%, since the year ended December 31, 2012. Additional bad debt was recognized for a particular slower paying customer. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At June 30, 2013, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.

As the Company’s liquidity increases, we will be purchasing more inventory and hiring more sales and technical staff to accommodate the expected increased future sales.

There are no material unused sources of liquid assets.

For the six months ended June 30, 2013, there were no capital expenditures.

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

The Company does not have any material commitments for capital expenditures as of June 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

None.

Critical Accounting estimates and judgments:

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2013, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER IFORMATION

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013	VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer