Form 10-Q
period 2013-09-30
VISCOUNT SYSTEMS INC
filed 2013-11-14
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
As of September 30, 2013 the registrant’s outstanding common stock consisted of 97,075,003 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2013, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0518 for USD$1.0000 or CAD$1.0000 for USD$0.9706

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

SEPTEMBER 30, 2013

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$199,666	$406,506
Trade accounts receivable, less allowance for doubtful accounts of $182,681 (2012 - $133,389)	630,122	611,288
Inventory (note 2)	402,047	347,978
Total current assets	1,231,835	1,365,772

Deposits	1,391	1,391
Equipment (note 3)	22,897	25,161
Intangible assets	31,338	47,008

Total assets	$1,287,461	$1,439,332
	.
Liablilities and stockholders' deficit

Current liabilities
Accounts payable	$190,748	$150,857
Accrued liabilities	502,907	566,260
Deferred revenue	32,447	38,256
Due to related parties (note 4)	19,784	7,468
Short term loans payable (note 5)	124,902	154,902
Total current liabilities	870,788	917,743

Derivative financial liabilities (notes 6 and 7)	3,069,861	3,023,161
	3,940,649	3,940,904

Stockholders' deficit
Capital stock (note 8)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding: 97,075,003 common shares (2012 - 86,733,750)	119,853	109,512
1,092 preferred shares (2012 - 1,149)	-	-
Additional paid-in capital	6,731,161	5,979,271
Accumulated deficit	-9,504,202	(8,590,355)
Total stockholders' deficit	(2,653,188)	(2,501,572)

Total liabilities and stockholders' deficit	$1,287,461	$1,439,332

Commitments (note 10)
See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in Canadian dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2013	2012	2013	2012

Sales	$1,075,815	$858,128	$2,945,223	$2,626,217
Cost of sales	437,362	330,947	1,194,438	1,034,498
Gross profit	638,453	527,181	1,750,785	1,591,719

Expenses
Selling, general and administrative	850,094	768,565	2,418,418	2,476,884
Research and development	99,244	120,085	181,018	262,685
Depreciation and amortization	5,933	6,297	17,934	19,065
	955,271	894,947	2,617,370	2,758,634

Loss before other items	(316,818)	(367,766)	(866,585)	(1,166,915)

Other items
Interest income	288	12	311	24
Interest expense	-	-	-	(760)
Initial loss on recognition of derivative instruments		-		(858,391)
Fair value adjustment of derivative liability (note 7)	-	(412,540)	30,098	(297,435)
	288	(412,528)	30,409	(1,156,562)

Net loss and comprehensive loss	$(316,530)	$(780,294)	$(836,176)	$(2,323,477)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, Basic and diluted	94,510,000	76,733,750	90,329,940	76,728,988

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Deficit
(Unaudited)
(Expressed in Canadian dollars)
Periods Ended September 30, 2013 and December 31, 2012

					Additional
	Common Stock		Preferred Stock		paid-in	Obligation to	Deferred
	Shares	Amount	Shares	Amount	capital	issue shares	Compensation	Accumulated deficit	Total

Balance, December 31, 2011	76,473,750	$99,252	-	$-	$5,767,369	$20,800	$(126,855)	$(5,845,262)	$(84,696)

Units issued for cash from equity securities	-	-	1,100	-	-	-	-	-	-
Units issued for consulting services	260,000	260	-	-	20,540	(20,800)	-	-	-
Units issued for cash from private placement	10,000,000	10,000	-	-	191,362	-	-	-	201,362
Stock-based compensation - warrants	-	-	-	-	-	-	126,855	-	126,855
Series A dividends issued	-	-	26	-	-	-	-	(32,956)	(32,956)
Series A dividends to be issued	-	-	23	-	-	-	-	(32,951)	(32,951)
Net loss	-	-	-	-	-	-	-	(2,679,186)	(2,679,186)

Balance, December 31, 2012	86,733,750	109,512	1,149	-	5,979,271	-	-	(8,590,355)	(2,501,572)

Series A dividends issued or to be issued	-	-	68	-	-	-	-	(77,671)	(77,671)
Conversion of Series A shares	3,071,253	3,071	-125	-	192,404	-	-	-	195,475.00
Units issued for cash from equity securities, net of costs	6,750,000	6,750	-	-	487,025	-	-	-	493,775
Stock-based compensation - units for consulting services	520,000	520	-	-	52,374	-	-	-	52,894
Stock-based compensation - warrants	-	-	-	-	20,087	-	-	-	20,087
Net loss	-	-	-	-	-	-	-	(836,176)	(836,176)

Balance, September 30, 2013	97,075,003	$119,853	1,092	$-	$6,731,161	$-	$-	$(9,504,202)	$(2,653,188)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the nine months ended
	September 30,	September 30,
	2013	2012

Operating activities:
Net loss	$(836,176)	$(2,323,477)
Items not involving cash:
Depreciation and amortization	17,934	19,065
Initial loss on recognition of derivative instruments	-	858,391
Fair value adjustment of derivative liability (note 7)	(30,098)	297,435
Selling, general and administrative expenses paid by stock options and warrants	72,981	126,855
Changes in non-cash working capital balances (note 9)	(82,743)	(46,869)
Net cash used in operating activities	(858,102)	(1,068,600)

Financing activities:
Proceeds from private placement	681,262	1,033,200
Repayment of short term loans payable	(30,000)	(26,269)
Net cash provided by financing activities	651,262	1,006,931

Decrease in cash	(206,840)	(61,669)

Cash, beginning of period	406,506	169,322

Cash, end of period	$199,666	$107,653

Supplementary information:
Interest paid	$-	$760
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2013

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

The financial information as at September 30, 2013 and for the three months and nine month periods ended September 30, 2013 and 2012 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $9,504,202, reported a loss for the nine month period ended September 30, 2013 of $836,176, and has working capital of $361,047 at September 30, 2013. Cash flows used in operating activities for the nine months ended September 30, 2013 were $858,102. Management is currently speaking to a number of investors to raise up to US$1,000,000 by way of equity financing to continue normal operations for the next twelve months. The ability to sustain the current level of operations is dependant on raising this capital, growing sales and achieving profits. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Inventory

	September 30,	December 31,
	2013	2012

Raw materials	$116,676	$147,083
Work in process	36,901	15,100
Finished goods	248,470	185,795

	$402,047	$347,978

3.	Equipment

		Accumulated	Net book
September 30, 2013	Cost	depreciation	value

Computer equipment	$110,838	$100,510	$10,328
Office furniture and equipment	77,269	64,700	12,569

	$188,107	$165,210	$22,897

		Accumulated	Net book
December 31, 2012	Cost	depreciation	value

Computer equipment	$110,838	$99,642	$11,196
Office furniture and equipment	77,269	63,304	13,965

	$188,107	$162,946	$25,161

4.	Due to related parties

Amounts due to directors for director fees and travel expenses totaled $19,784 at September 30, 2013 (December 31, 2012 - $7,468). These amounts are unsecured, non-interest bearing and have no specified terms of repayment.

5.	Short term loans payable

Amounts due to third parties totaled $124,902 for outstanding loans and advances (December 31, 2012 - $154,902). These are non-interest bearing, unsecured and have no fixed terms of repayment.

6.	Series A convertible redeemable preferred stock

On June 7, 2012, the Company completed the sale of 1,000 shares of Series A Convertible Redeemable Preferred Stock (“Series A shares”), par value US$0.001 per share and stated value of US$1,000 per share, for gross proceeeds of US$1,000,000. The Series A shares contain certain rights and preferences as follows:

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

6.	Series A convertible redeemable preferred stock (cont’d…)

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

On October 19, 2012, the Company completed a sale of 100 shares of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share and stated value of $1,000 per share for gross proceeds of $100,000. The Series A shares contain certain rights and preferences as follows:

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

Derivative financial liabilities consist of warrants and the conversion option associated with the Series A Shares (Note 6). These warrants together with other warrants issued in private placements, or as compensation to non employees, and have exercise prices denominated in United States dollars, which differs from the Company’s functional currency which is the Canadian dollar.

During the year ended December 31, 2012, the Company issued 1,100 Series A redeemable convertible preferred shares and a total of 15,942,014 share purchase warrants in connection with Preferred Stock and other private placement financings. The preferred shares were determined to be a debt host contract and the warrants are derivative liabilities as they are not indexed to the Company’s own equity in accordance with ASC 815.

7.	Derivative liabilities (cont’d…)

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013:

Fair Value Measurements Using Level 3 Inputs

			Derivative
	Derivative liability	Derivative liability	liability – series
	– warrants	– conversion option	A dividends	Total
Balance, December 31, 2011	$317,003	$-	$-	$317,003
Preferred share conversion option	-	1,293,769	-	1,293,769
Preferred share dividends	-	-	32,956	32,956
Share purchase warrants issued	1,006,162	-	-	1,006,162
Total fair value adjustment	146,123	227,106	42	373,271
Balance, December 31, 2012	1,469,288	1,520,875	32,998	3,023,161
Preferred share dividends	-	-	84,785	84,785
Allocation to APIC	187,487	(195,475)	-	7.988
Total fair value adjustment	(186,679)	167,693	(11,111)	(30,098)
Balance, September 30, 2013	$1,470,096	$1,493,093	$106,672	$3,069,861

During the nine months ended September 30, 2013, the Company recognized a charge to operations of $30,098 (September 30, 2012 – ($743,286)) being the change in the fair value of the derivative liability warrants, conversion option and dividends during the period.

During the nine months ended September 30, 2013, the Company issued 47 (September 30- 2012 – nil) Series A Shares in settlement of dividends with a value of $56,398 (September 30, 2012 - $nil). At September 30, 2013, there were 21 (December 31, 2012 – 22.77) Series A Shares issuable in settlement of dividends which were subsequently issued with a value of $25,837 (December 31, 2012 - $32,956).

The fair value of the warrants and dividends were determined using the Black-Scholes option pricing model and the conversion options were valued using the Binomial Lattice model using the following current market assumptions:

	September 30, 2013	December 31, 2012
Volatility	92% - 186%	157% - 181%
Dividend yield	-	-
Risk-free interest rate	0.63% - 1.39%	0.36% - 0.77%
Expected life	2.19 – 4.75 yrs	2.93 – 5.00 yrs

8.	Capital stock

Effective April 18, 2011, the Company completed a three for one forward-stock-split of its common stock with a corresponding increase in its authorized common stock from 100,000,000 shares of common stock to 300,000,000 shares of common stock.

8.	Capital Stock (cont’d…)

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

On May 21, 2013, the Company completed a private placement of 6,750,000 units at a price of US$0.10 per unit, for gross proceeds of US$675,000. Each unit consisted of one common share and one share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of US$0.20 for a period of 3 years, expiring May 17 and 21, 2016. Upon issuance of the units, $187,487 were allocated to the warrants and recorded as a derivative liability and the balance of $487,025, which is net of share issuance costs, was allocated to common stock and additional paid-in capital. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions; volatility of 155%; a dividend yield rate of 0%; a risk-free interest rate of 0.40% and an expected life of three years, adjusted for market liquidity and allocated on a relative basis.

In connection with the offering, the Company paid to a registered broker-dealer a cash commission of $7,500 and issued share purchase warrants to acquire 675,000 shares of common stock of the Company at a price of $0.20 per share for a period of 3 years from the closing date. The warrants may be exercised on a cashless basis.

On September 16, 2013 holders of 125 Series A shares elected to convert into 3,071,253 common shares at a conversion price of $0.0407. As a result, an amount of $195,475 was reallocated from derivative financial liabilities to equity.

Stock Options:

A summary of the stock option activity is as follows:
		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2011	9,748,125	US$0.06
Granted	-	-
Expired/cancelled	(1,541,280)	US$0.12
Outstanding at December 31, 2012	8,206,875	US$0.05
Granted	-	-
Expired/cancelled	(3,465,000)	US$0.04
Outstanding at September 30, 2013	4,741,875	US$0.06

8.	Capital Stock (cont’d…)

A summary of the stock options outstanding and exercisable at September 30, 2013 is as follows:

		Weighted average		Aggregate
Exercise		remaining	Weighted average	intrinsic
Price	Number	contractual life	exercise price	value

US$ 0.04	3,043,125	0.273 years	US$ 0.04	US$ 91,294
0.08	1,500,000	2.53 years	0.08	-
0.06	33,750	2.22 years	0.06	338
0.15	22,500	2.22 years	0.15	-
0.183	15,000	0.145 years	0.183	-
0.22	127,500	0.22 years	0.22	-
	4,741,875	1.01 years	US$ 0.06	US$ 91,632

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.07 per share as of September 30, 2013, which would have been received from the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2013 was 3,150,000 (December 31, 2012 – 6,206,250).

Warrants:

A summary of warrant activity during the nine month ended September 30, 2013 is as follows:

		Weighted average
	Number of warrants	exercise price
Outstanding at December 31, 2011	37,482,650	$0.09
Issued as part of private placement	18,285,012	0.07
Issued as compensation to consultant	3,657,002	0.05
Expired	(5,032,650)	0.05
Outstanding at December 31, 2012	54,392,014	0.08
Issued as part of private placement	4,050,000	0.20
Issued as compensation to consultant	230,000	0.20
Expired	-	-

Outstanding at September 30, 2013	58,672,014	$0.09

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement. These warrants have an exercise price of $0.15 and expire on June 22, 2014. The agreement has a minimum term of twelve months in which the Company may terminate this agreement after eight months. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the period ended September 30, 2013, the Company recorded stock-based compensation expense of $72,981 (September 30, 2012 - $126,855).

8.	Capital Stock (cont’d…)

A summary of the warrants outstanding and exercisable at September 30, 2013 is as follows:

		Weighted Average
Weighted Average		Remaining Contractual Life
Exercise Price	Number
US$ 0.080	2,499,999	2.19 years
$ 0.080	9,500,001	2.19 years
US$ 0.080	3,000,000	2.23 years
$ 0.080	3,000,000	2.23 years
US$ 0.080	3,600,000	2.42 years
$ 0.080	7,350,000	2.42 years
$ 0.150	2,500,000	0.73 years
$ 0.010	1,000,000	1.18 years
US$ 0.065	12,285,012	3.68 years
US$ 0.050	2,457,002	3.68 years
US$ 0.065	1,000,000	4.06 years
US$ 0.050	200,000	4.06 years
US$ 0.010	5,000,000	4.15 years
US$ 0.050	1,000,000	4.15 years
US$ 0.200	2,375,000	2.63 years
US$ 0.200	675,000	2.64 years
US$ 0.200	1,000,000	2.64 years
US$ 0.200	230,000	2.67 years

$ 0.09	58,672,014	2.80 years

9.	Changes in non-cash working capital balances

	Nine months ended
	September 30
	2013	2012

Trade accounts receivable	$(18,834)	$(119,328)
Inventory	(54,069)	142,683
Accounts payable	39,891	6,019
Accrued Liabilities	(56,238)	(61,173)
Deferred revenue	(5,809)	(15,070)
Due to related parties	12,316	-

	$(82,743)	$(46,869)

10.	Commitments and contingencies

The Company is committed to minimum annual payments for leases on its premises, automobiles, and office equipment as follows in each of the next three years:

Year or period ending September 30:	$
2013	221,054
2014	245,375
2015	152,921
2016	60,648

Rent expense included in the statements of operations for the three months ended September 30, 2013 is $35,186 (2012 - $35,186) and for the nine months ended September 30, 2013 is $105,558 (2012 - $104,553).

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

On August 15, 2013, the Company entered into a six month agreement with a sales representative to pay a minimum commission amount of $2,500 per month.

On September 1, 2013, the Company entered into a six month agreement with two sales representatives to pay a minimum commission amount of $3,500 per month.

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

For the three months ended September 30, 2013	Manufacturing	Servicing	Total

Sales to external customers	$846,395	$229,420	$1,075,815
Depreciation and amortization	710	5,223	5,933
Interest expense, net	-	-	-
Segment income (loss) before income taxes	(381,189)	64,371	(316,818)
Total assets	1,033,616	52,231	1,085,847

For the three months ended September 30, 2012	Manufacturing	Servicing	Total

Sales to external customers	$588,324	$269,804	$858,128
Depreciation and amortization	1,074	5,223	6,297
Interest expense, net	-	-	-
Segment income (loss) before other items	(438,321)	70,555	(367,766)
Total assets	1,033,616	52,231	1,085,847

For the nine months ended September 30, 2013	Manufacturing	Servicing	Total

Sales to external customers	$2,084,430	$860,793	$2,945,223
Depreciation and amortization	2,265	15,669	17,934
Interest expense, net	-	-	-
Segment income (loss) before income taxes	(1,142,204)	275,619	(866,585)
Total assets	1,256,121	31,339	1,287,460

For the nine months ended September 30, 2012	Manufacturing	Servicing	Total

Sales to external customers	$1,833,415	$792,802	$2,626,217
Depreciation and amortization	3,396	15,669	19,065
Interest expense, net	760	-	760
Segment income (loss) before other items	(1,353,098)	186,183	(1,166,915)
Total assets	1,033,616	52,231	1,085,847

As at December 31, 2012	Manufacturing	Servicing	Total
Total assets	$1,392,324	$47,008	$1,439,332

11.	Segment information (cont’d…)

	(b)	Of the total revenues for the nine months ended September 30, 2013, $322,496 (2012 - $287,896) was derived from U.S.-based customers and $2,622,727 (2012 - $2,338,321) from Canadian-based customers.

Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total revenues in either nine months ended September 30, 2013 or 2012.

	(d)	Products and services:

MESH sales represented 49.5% of total revenue during the nine months ended September 30, 2013 (2012 – 53.7%). FREEDOM sales represented 19.9% of total revenue during the nine months ended September 30, 2013 (2012 – 7.5%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Sales for the three months ended September 30, 2013 and 2012 were $1,075,815 and $858,128, respectively, an increase of $217,687 or 25.4%. Sales for the quarters ended June 30, 2013 and March 31, 2013 were $1,041,088 and $828,320, respectively. This quarter ended September 30, 2013 has increased by $34,727 or 3.3%, as compared to the second quarter ended June 30, 2013 and $247,495 or 29.9%, as compared to the first quarter ended March 31, 2013. Sales for the nine months ended September 30, 2013 and 2012 were $2,945,223 and $2,626,217, respectively, an increase of $319,006 or 12.1%. Freedom sales for the three months ended Sep 30, 2013 and 2012 were $241,454 and $72,959, respectively, an increase of $168,495 or 330.9%. Freedom sales for the nine months ended September 30, 2013 and 2012 were $586,582 and $197,066, respectively, an increase of $389,516 or 297.7%. MESH sales for the three months ended September 30, 2013 and 2012 were $546,792 and $361,385, respectively, an increase of $185,407 or 51.3%. MESH sales for the nine months ended September 30, 2013 and 2012 were $1,457,937 and $1,409,113, respectively, an increase of $48,824 or 3.5%. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. The Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in the building or anywhere in the world. The software component of Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the nine months ended September 30, 2013 and 2012, Freedom sales were 19.9% and 7.5%, respectively, of total sales. For the nine months ended September 30, 2013 and 2012, MESH sales were 49.5 % and 46.2%, respectively, of total sales.

The Company also provides Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,267 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2013 and 2012, customer service contracts and new equipment sales generated aggregate sales revenues of $860,793 and $792,802, respectively, an increase of $67,991 or 8.6%. This increase was due to increased Freedom and MESH equipment sales.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,267 at September 30, 2013, as compared to 1,344 at December 31, 2012 and 1,380 at September 30, 2012. The Company continues to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At September 30, 2013, the cost of the service agreements, net of accumulated amortization, was $32,447

Cost of sales and services as a percentage of sales was 40.7% and 38.6% for the three months ended September 30, 2013 and 2012, respectively. Cost of sales and services as a percentage of sales was 40.6% and 39.4% for the nine months ended September 30, 2013 and 2012, respectively. Cost of sales has remained consistent as we are in the early stages of our Freedom Bridge product line release. We expect cost of sales to remain constant until Freedom Bridge sales increase substantially. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended September 30, 2013 and 2012 was $638,453 and $527,181, respectively, an increase of $111,272 or 21.1%. Gross profit for the nine months ended September 30, 2013 and 2012 was $1,750,785 and $1,591,719, respectively, an increase of $159,066 or 10.0%. This corresponds with increased sales and the marginally increased cost of sales for the three and nine months ended September 30, 2013, as compared to three and six months ended September 30, 2012.

Selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 were $850,094 and $768,565, respectively, an increase of $81,529 or 10.6%. Selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012 were $2,418,418 and $2,476,884, respectively, a decrease of $58,466 or 2.4%. For the nine months ended September 30, 2013 and 2012, selling, general and administrative expenses, as a percentage of sales, were 82.1% and 94.3%, respectively. Consulting fees for the nine months ended September 30, 2013 and 2012 were $682,787 and $571,500, respectively, an increase of $111,287 or 19.5% .. Consulting fees, in part, increased due to paying additional consultants $86,116 to provide strategic advice and alliances for key markets including the US Federal Government for Freedom projects. Other increases were related to Board of Directors fees.

Research and development costs for the three months ended September 30, 2013 were gross $109,165. Government grants for the three months ended September 30, 2013 totaled $29,458, resulting in net research and development costs of $79,707. Research and development costs for the nine months ended September 30, 2013 were gross $327,520. Government grants for the nine months ended September 30, 2013 totaled $146,502, resulting in net research and development costs of $181,018. Research and development costs for the quarter ended September 30, 2012 were gross $120,085. Government grants for the quarter ended September 30, 2012 was $nil. Research and development costs for the nine months ended September 30, 2012 were gross $262,685. Government grants for the nine months ended September 30, 2012 was $nil. Research and development costs have increased during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to hiring an engineer to improve the Freedom design.

Net loss for the three month period ended September 30, 2013 was $316,818, as compared to a net loss of $367,766 for the three month period ended September 30, 2012, a decreased loss of $50,948. Net loss for the nine month period ended September 30, 2013 was $866,585, as compared to a net loss of $1,166,915 for the nine month period ended September 30, 2012, a decreased loss of $300,330. During the nine months ended September 30, 2013, expenses were controlled to maintain cash flow and to minimize the net loss.

Liquidity and Capital Resources

Cash as of September 30, 2013, as compared to December 31, 2012 was $199,666 and $406,506, respectively, a decrease of $206,840.

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

At September 30, 2013, the Company had a working capital of $361,047, as compared to working capital of $448,029 at December 31, 2012. Working capital had decreased by $86,982. The current ratio at September 30, 2013 was 1.41, as compared with 1.49 at December 31, 2012.

The Company has the ability to finance operations and future growth through a stock-based equity injection of up to $1.5 million. However, the state of the global financial markets and recession fears present significant uncertainties for the timing and successful completion of an equity investment.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $9,504,202, reported a loss for the nine months ended September 30, 2013 of $836,176 and has working capital of $361,047 at September 30, 2013. Cash flows used in operating activities for the nine months ended September 30, 2013 were $858,102. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management has determined that the Company will need to raise up to $1,000,000 if sales do not improve, by way of debt or equity financing, to continue normal operations for the next twelve months. If this funding is not available the Company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the Company. In the event the Company completes the required $1,000,000 financing and hits its sales targets, the Company does not anticipate requiring any additional financing for 2014. Management has been actively seeking new investors and developing customer relationships; however, a financing arrangement has not yet completed. Short-term loan financing is anticipated from related parties; however, there is no certainty that loans will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio was 64 days at September 30, 2013, 52 days at December 31, 2012 and 51 days at September 30, 2012. The outstanding term for our receivables has been increasing due to a few slower paying customers. The accounts receivable reserve was $182,681 at September 30, 2013, as compared o $105,185 at December 31, 2012. The accounts receivable reserve has increased by $77,496 or 73.7%, since the year ended December 31, 2012. Additional bad debt was recognized for a particular slower paying customer. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At September 30, 2013, the Company’s current assets consist principally of trade accounts receivables and inventory.

As the Company’s liquidity increases, we will be purchasing more inventory and hiring more sales and technical staff to accommodate the expected increased future sales.

There are no material unused sources of liquid assets.

For the nine months ended September 30, 2013, there were no capital expenditures.

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

The Company does not have any material commitments for capital expenditures as of September 30, 2013.

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

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2013, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: November 14, 2013		VISCOUNT SYSTEMS, INC.
(Registrant)

	By:	/s/ Stephen Pineau
Stephen Pineau, President
Principal Executive Officer
and Principal Financial Officer