Form 10-K
period 2013-12-31
VISCOUNT SYSTEMS INC
filed 2014-03-27
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-49746

VISCOUNT SYSTEMS, INC.
(Name of registrant as specified in its charter)

NEVADA	88-0498181
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4585 Tillicum Street, Burnaby, British Columbia, Canada	V5J 5K9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(604) 327-9446

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock
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
YES [   ] NO [X]

State issuer’s revenues for its most recent fiscal year: $3,887,633 as at December 31, 2013 ($4,134,886 in Canadian dollars converted at an exchange rate of US$1.0636/CDN$ 1.000).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,400,375 as at June 30, 2013.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 105,408,332shares of common stock as at March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2013.

Form 10-K

FORM 10-K

VISCOUNT SYSTEMS, INC.

PART I.

Forward-Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2013. AS USED HEREIN, THE "COMPANY," "VISCOUNT," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO VISCOUNT SYSTEMS, INC.

Currency of Financial Information and Exchange Rate Table

The Company maintains its books of account in Canadian dollars and references to dollar amounts herein are to the lawful currency of Canada unless otherwise indicated.

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of U.S. dollars per one (1) Canadian dollar. The high and low exchange rates for each month during the previous 12 months were as follows:

	High	Low
December 2013	0.9458	0.9314
November 2013	0.9617	0.9408
October 2013	0.9736	0.9527
September 2013	0.9803	0.9480
August 2013	0.9732	0.9462
July 2013	0.9761	0.9426
June 2013	0.9865	0.9473
May 2013	0.9983	0.9614
April 2013	0.9946	0.9713
March 2013	0.9857	0.9668
February 2013	1.0048	0.9696
January 2013	1.0188	0.9900

The following table sets out the exchange rate information as at each of the years ended December 31, 2013 and 2012.

	Year Ended December 31

	2013	2012
Rate at end of Period	1.0636	0.9949
Average Rate during Period	1.0299	0.9996
Low	0.9314	0.9576
High	1.0188	1.0371

Item 1. BUSINESS

GENERAL

Viscount Systems Inc. is a manufacturer, developer and service provider of access control security products. The Company’s primary products are Freedom, Liberty, MESH, EPX and Axess. EPX and Axess are the latest models of the Enterphone line of telephone entry systems, first introduced in 1966. Until 2012, MESH referred to Viscount’s line of computerized touch screen intercom systems and accessories that included card access systems. With the expansion of Viscount’s capabilities to provide leading edge building access solutions independently of intercom systems the Company has now split the MESH product line into MESH Intercom solutions and Freedom Access control solutions. Freedom is being deployed in a large array of industrial and government sites and is expected to be the growth engine for Viscount in the coming years.

In addition to its manufacturing division Viscount has a service division that covers the Province of British Columbia. The primary revenue source for the service division are 1,254 maintenance agreements on Enterphone, EPX and other systems that are billed on a monthly basis.

The Company’s website address is www.viscount.com. All periodic and current reports are available, free of charge, on the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Electronic or paper copies of the Company’s filings are also available, free of charge, upon request.

BUSINESS OVERVIEW

The Company has been designing, manufacturing and servicing access control and security products, including intercom and door access control systems and emergency communications systems since 1969. With the release of MESH in 2003 and then Freedom in 2011 the Company has been migrating away from telecommunications based systems to large IP based building access systems. Through this transition, the Company is migrating from a hardware based business model to software based. To this end, the Company is investing heavily in mobile and Cloud software applications for the Freedom platform. To support its investments, the Company has filed numerous patents since 2010 with a total of approximately 60 patent claims currently pending.

Freedom is a new building security technology that represents a departure from traditional access control and security systems. Traditional systems use controllers that have a capacity to control from 1 to 8 door access points per controller. Each controller has embedded software to create door open commands that are programmed through a PC system user software interface. Freedom does not include an embedded decision-making software platform. Instead, with Freedom, building security decisions are done in the same PC software, thereby dramatically simplifying the architecture of systems. The hardware piece of Freedom is the Freedom IP encryption bridge. Each bridge includes circuitry to trigger locks and monitor alarms and is connected to networks using switches.

The Company has recognized for several years that the sales of its traditional Enterphone/EPX products would continue to be stagnant or would fall and they accounted for only 9.5% of total sales for the year ended December 31, 2012. In 2013, sales actually increased significantly again, due to the construction resurgence after many years of falling sales. Enterphone is a building access control system that uses a building’s internal phone wiring thereby avoiding use of telephone utility services. The reason for the diminished sales of the product mainly relates to new digital telecommunications alternatives. The Enterphone technology requires access to a dedicated set of inside wires and is difficult to install and service with the existence of phone over cable or TV over phone systems. Therefore, the popularity of the technology has begun to wane.

The Company has a number of additional technologies in development. This includes Facility Friend visitor management and photo-id software and ABC business continuity software.

COMPANY HISTORY

The Company’s current business is operated primarily through its wholly owned subsidiary Viscount Communication and Control Systems Inc. The business of the Company’s subsidiary began operations in 1969 as a manufacturer of video switching equipment. In 1970, the business was acquired by B.C. Telecom Inc. (BC Tel), which was acquired by Telus Corporation in 1999. BC Tel was the telephone utility for British Columbia, Canada and was controlled by GTE Corporation (now Verizon Communications Inc.). Under BC Tel, the business operated as an electronics research laboratory and manufacturing facility. Among the products manufactured were central office telephone test equipment, telephone demarcation blocks, and a satellite based kiosk system used to provide information at airports and other public facilities. Responsibility for the manufacture of the Enterphone system was transferred into the business in 1984 from BC Tel. BC Tel contracted to sell the business in 1997 to Blue Mountain Technologies Inc., a company that purchases and installs the Company’s products. Blue Mountain Technologies Inc. simultaneously assigned its contractual rights to acquire all of the business assets, except for certain leasehold interests, to the Company’s subsidiary, Viscount Communication. BC Tel consented to the assignment and accordingly the business was acquired by the Company’s subsidiary, Viscount Communication and Control Systems Inc.

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

In 2003, the Company acquired certain inventory and 2,165 service agreements from Telus Corporation. The service agreements related to the maintenance of Enterphone installations throughout Western Canada. The inventory was comprised of various products and components for installation and repair of these Enterphone installations. Enterphone is a specialized telephone switch used to provide intercom and access control functions in buildings. It was originally developed by BC Tel in 1965.

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

Freedom and MESH mark a very different business model from the traditional approach. The building control and security industry has traditionally been highly segmented based on specific functions designed into proprietary electronic hardware. This has meant that makers of heating/ventilation and air-conditioning systems and security card access systems essentially manufacture input/output systems, while intercom makers manufacture voice systems, and security camera makers manufacture closed circuit video systems. Stated otherwise, audio, video, environment and access control systems are traditionally all separate building control systems that are independently controlled, installed, and maintained. There has been strong convergence of technologies in the computer and telephone related industries based on digital standards; however, the building control industry has not as yet undergone a similar convergence of technologies. Traditionally, where systems need to be compatible, the industry has relied on integration. Integration is the use of a host computer and custom software to tie separate and distinct systems, typically from different manufacturers, together on a common software platform. However, because Freedom and MESH are based on a single software platform and database architecture, different systems such as intercom and building security can be run as a single platform. Furthermore, with Viscount’s new Active Directory platform, logical and physical security can run as a unified platform and creates much more secure and flexible systems that provided with the integration model.

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

Access Control Systems Technology

The enterprise access control industry has traditionally used a communication technology known as Wiegand. Most of the worlds installed access systems are based on Wiegand technology. This also includes most Smart Card and biometric systems since these devices typically must be converted to some form of Wiegand to be processed on control panels. Today, these systems are commonly found in residential, commercial and industrial buildings in the form of access control cards and card readers. Wiegand was initially developed in 1970 by Sensor Engineering as an access card technology. The card technology used a special patented process whereby wires are imbedded in a plastic access card to encode its data. This data format became a standard for other readers including RFID. Most access control readers are connected to control panels. Each panel holds a card databases and software that creates door unlock and alarm decisions. Panels are typically networked using RS 485, CANBUS or a similar technology. A host controller is programmed to receive information from the card reader in order to permit access to a building.

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

Compliance driven change

The Company is participating in this advance in the access control industry with its proprietary MESH and Freedom intelligent access control and communication technology systems. Viscount believes the answer to the issues with the traditional access control model is the Freedom software application based approach. After 9-11, the US Department of Homeland Security was created. An evaluation concluded that control panels and cards were not secure. With it came FIPS 201, an expansion of processes and regulations designed to update security. An expanded standard, “FIPS-201-2,” is now in active drafting for future implementation. These regulations state that the vast majority of the existing access control infrastructure needs to be replaced or upgraded. This presents an enormous opportunity for new lower cost and more conformant technologies such as Freedom.

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

Our principal suppliers for EPX and MESH are Arrow Electronics Canada Inc., Digi-Key Corporation, Electro Sonic Inc., and Metalcraft Technology Inc.

MESH and Freedom Access Control Systems

Overview

MESH is a software-based building management system designed to replace traditional systems that are more hardware intensive. The Company continues to develop technology that was initially conceptualized in 1998. MESH was commercially released in late 2003. MESH applications include touch screen intercoms, building directories and physical card access and alarms. The first MESH product releases were touch screen intercoms designed as an accessory for the Enterphone/EPX product line. Viscount subsequently enhanced MESH to include physical card access. For traditional markets such as high-rise condominiums MESH intercom systems as well as access control systems have proven to be complementary. However, in 2012, Viscount split MESH into two components; the intercom component will continue to be branded as MESH and the access control component will be branded as Freedom. The purpose of this was to eliminate market confusion whereby end users looking for a highly secure physical access system were presented with MESH, which appeared to be primarily an intercom system.

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

Liberty

Liberty is a derivation of Freedom, using the same software and hardware, but downsized for the smaller market, and sold exclusively through security distribution channels. The functionality is limited and the product line limited to the 1-12 door market, where 80% of access control systems are sold. By utilizing the exact same database and software, with features removed, Viscount was able to easily enter the market without significant additional support costs, and the ability to upgrade and freshen both Freedom and Liberty with one set of software code. Liberty was launched in Q4, 2013.

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

Special Functions:

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

ABC – As Built Compiler:

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

Our principal suppliers of card readers is HID Global Corporation.

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

RESEARCH AND DEVELOPMENT

Research and development continues to be focused on enhancing the Freedom/MESH product line. A number of these enhancements were identified in the “MESH Structure”, Freedom and “Other products” section of this document. Specific custom Freedom/MESH applications are being considered, evaluated and implemented. An example of this process would be active directory integration. Expenditures in connection with research and development for the years ended December 31, 2013 and 2012 were $425,016 or $278,514 net of a $146,502 government grant, and $338,853, respectively.

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

Behind the door itself is access management and control. There are specialized companies in this segment but most are now part of massive conglomerates that provide a broad range of related industrial products. Major players include Lenel, which is part of United Technologies Corporation (NYSE: UTX), Software House, which is part of Ty- co International (NYSE: TYC), Honeywell (NYSE: HON), Schneider Electric (SU:EN Paris), Johnson Controls (NYSE: JCI) and Cisco (NASDAQ: CSCO).

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

Liberty Market

Liberty is sold through security distributors such as ADI (a division of Honeywell) and Tri-Ed North America. Starting in Q4, 2013, Viscount established long term relationships with both of these large, first tier security distributors. All of their major stocking hubs hold Viscount inventory, as well as key branches. Viscount also established a full set of 14 manufacturer’s representatives covering the United States and Canada to roll out and support the new Liberty product line. The sales projections for 2014 are unknown, since the product is revolutionary and new to distribution, so forecasting will not be attempted until 2015.

Distribution Plan

The Company currently has approximately 450 dealers for its existing products throughout North America and 50 certified integrators for its Freedom product line. The Company’s distribution network is not static and the Company is constantly seeking additional sales channels.

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

With the addition of our Liberty product line, new security distributors were added, who sell the Liberty line in the open security market, to smaller dealers on a non-exclusive basis. These new distribution deals, along with the existing dealer base, gave the Company immediate access to the largest networks of dealers in the US, Canada and Mexico.

During the past year, the Company has been targeting its existing markets as well as targeting the US Federal Government and large corporate end users for the sale of Freedom technology. The Company is concentrating on North America at this time. All sales remain through these indirect channels, with minimal sales to the end users of the product. First line installation and technical support is provided by our dealers and certified integrators to the end users.

Marketing Strategy

The Company has been using its established distribution channels, as well as new distribution channels to access its target markets for the MESH, Freedom, and Liberty technology. As a unique technology, however, end-users as well as dealers must be educated about Freedom benefits and capabilities. It is the Company’s experience that a stronger initial emphasis on influencing end-user decision-makers and large national system integrators will be the most effective in developing the Freedom market. The Company sells through authorized dealers, integrators, VARS, and distributors, and does not typically sell direct to End Users.

Webinars

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

Trade Shows

During 2013, the Company continued participating at tradeshows to increase the awareness of MESH and Freedom. During 2014, we will continue to attend tradeshows to keep up the exposure for MESH, Freedom, and Liberty.

Direct Marketing

The Company continued educating customers about Freedom technology by holding Freedom and Liberty training seminars throughout the U.S. and at our head office, via the internet.

Pricing Strategy

The Freedom technology is built on an architecture which can reduce user costs significantly. The modular nature of the technology amplifies this effect the larger the system becomes. The Company has been actively pursuing a pricing model based on substantive margins but at a price point that can promote market disruption. Many traditional companies focus on recurring revenue for software licenses. Viscount has chosen to forgo this in the short term with a view to creating recurring revenue through Cloud sources. In 2013, the Company introduced a low cost version of Freedom to address small and mid-size sites. The access control industry is fragmented with a wide variation on pricing depending on the size of system and supplier. The new product will be introduced to allow Viscount to compete for all system sizes.

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

Almost all manufacturers build control hosts based on Wiegand technology or Smart Card technology that converts data to Wiegand. Due to these limitations, most research and development is focused on reducing hardware costs and making the control hosts more network capable. In most cases, the manufacturers using traditional Wiegand technology are limited from 1 to 8 doors per control host.

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

While Freedom is still a new product in an established growing market, technological change can be met with resistance. Some buyers are nervous about new products, and new protocols even more so. Most buyers are familiar with the benefits of IP based cameras and the Company has marketed Freedom from this point of view; that is, to stress the inevitability of all access control systems evolving this way.

A key concern is the ability of competitors to imitate the product and the ability of large imitators to more easily commercialize their product. We have estimated that the Company still has a three-year market lead. Fortunately, the wide range of Freedom software applications should provide the Company with an ongoing lead, as long as it is aggressive with research and development.

INTELLECTUAL PROPERTY

Viscount actively protects its intellectual property. The Company has filed numerous patents since 2010, encompassing close to 60 patent claims under six (6) major patent filings. The Viscount patent pending stable includes patents relating to Freedom, unified identity management systems, cyber security, and the use of mobile devices to perform security functions. These patents have not yet been awarded but the Company intends to vigorously defend each patent as they are awarded.

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

The Company has registered active Internet domain names for www.viscount.com , www.libertyacess.net, www.enterphone.net, and www.enterphone.org.

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

For US Government facilities, Viscount must conform with FIPS-201 and other federal requirements. A newer standard FIPS 201-2 is under final discussion and a release is expected shortly. The new regulations positively impact Viscount through our ability to perform control panel functions is software and may negatively impact existing supplier since their existing technology and hardware is non-conformant.

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

SOURCES OF REVENUES

The majority of the Company’s revenues were derived from the MESH and Freedom product lines. In fiscal 2013, MESH sales represented 47.8% of total revenue, while Freedom product sales represented 24.0% of total revenue. The balance of the Company’s revenue was derived from service agreements, and other products such as access tracking and control, closed circuit video, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs 26 staff at its production facility and head office located in Burnaby, British Columbia, Canada, as well as sales and support personnel in the United States.

Board of Directors

Viscount has a current board of 5 members. Viscount’s board is comprised of its CEO and independent directors with senior security industry experience.

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

Dennis Raefield

Dennis Raefield has a long and distinguished career in the access control and security industry. Most recently, Mr. Raefield was CEO and President of Mace Security International, Inc. (OTC: MACE). Mr. Raefield was President of Honeywell Access Systems, a $100M+ division of Honeywell International, which manufactures enterprise level access control systems for Fortune 100 client. Prior, Mr. Raefield was President of Pinkerton Systems Integration (now Securitas), a $70M+ security system integration business installing video, access control and alarms to Fortune 500 clients. During his career, he was CEO or President of startups Reach Systems, an access control manufacturer, and Ortega InfoSystems, an early PSIM manufacturer. He was also Founder and CEO of Omega Corporate Security, a west coast premier systems integrator based in the San Francisco Bay area. Mr. Raefield holds a BS degree in Mechanical Engineering from Santa Clara University, and is a member of ASIS, SIA, ESA, ISIO, CAA, and CSAA. Mr. Raefield also acts as the Company’s Chief Operating Officer (COO).

On February 17, 2014, Mr. Stephen Pineau resigned as the President, Chief Executive Officer, Chief Financial Officer and Corporate Secretary of Viscount Systems, Inc.

On February 17, 2014, Mr. Dennis Raefield was appointed as the President, Chief Executive Officer, Chairman, and Corporate Secretary of Viscount Systems, Inc. Mr. Raefield entered into an employment agreement with the Company pursuant to which he will receive an initial annual salary of $175,000, an annual bonus of up to 50% of his base salary, and stock options equal to 3.99% of the Company’s issued and outstanding on a fully diluted basis.

Mr. Raefield has been a director of Viscount Systems, Inc. since May 2012. Mr. Raefield has acted as the Chief Executive Officer of Mace Security International Inc., President of Honeywell Access Systems, and President of Pinkerton Systems Integration.

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

Because our common stock trades at prices below US$5.00 per share, and because the Company is not listed on a national exchange, there are additional regulations imposed on broker-dealers trading in the Company’s shares that may make it more difficult for you to resell the Company’s shares.

Because of rules that apply to shares with a market price of less than US$5.00 per share, known as the “penny stock rules”, investors holding shares in the Company will find it more difficult to sell their securities. The penny stock rules currently apply to trades in the Company’s shares. These rules in most cases require a broker-dealer to deliver a standardized risk disclosure document to a potential purchaser of the securities, along with additional information including current bid and offer quotations, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

Directors and officers hold approximately 6.62% of the Company’s common stock and acting together, do not have the ability to control management and affairs of Viscount and to deter changes in control.

The Company’s directors and officers collectively hold approximately 6.62% of our current issued and outstanding voting shares. As a result, such persons, acting together, do not have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, and the control of management and affairs of Viscount. In addition, Articles of Incorporation include provisions that management can use to retain control over Viscount. Accordingly, such concentration of ownership, coupled with management friendly anti-takeover provisions, may have the effect of delaying, deferring or preventing a change in control of Viscount, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which limits the ability of stockholders to participate in opportunities that may increase the value of their stock.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

The Company’s executive office and central factory is located in Burnaby, British Columbia, where the Company currently leases 12,040 square feet. The Company leases this space under an industry standard operating lease with a term expiring May 31, 2016, renewable at the option of Viscount. Current monthly lease obligations are $11,729. The Company believes that its current facilities are adequate and are suitable for its current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. The Company’s facilities are adequately insured against perils in a manner consistent with industry practice. The Company’s current location is the location for its manufacturing and service divisions.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trades in the Company’s common shares are quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board) which is a quotation service administered by the Financial Industry Regulatory Authority (FINRA). The Company’s trading symbol on this service is “VSYS”.

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. The Company’s shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for the last two fiscal years and the subsequent period ending March 28, 2014. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)

2014	First Quarter (through March 19, 2014)	$.09	$.15
2013	Fourth Quarter	0.12	0 06
	Third Quarter	0.11	0.07
	Second Quarter	0.12	0.08
	First Quarter	0.13	0.06
2012	Fourth Quarter	0.07	0.03
	Third Quarter	0.06	0.05
	Second Quarter	0.06	0.05
	First Quarter	0.06	0.04

As of March 19, 2014, there were 79 holders of record of the Company’s common stock, holding a total of 97,075,003 shares, and an unknown number of beneficial holders.

As of March 19, 2014, there were 1,629,375 stock options fully vested and convertible into common shares. As of March 28, 2014, there were 58,672,014 warrants convertible into common shares.

The Company has declared quarterly Series A Dividends in the last two fiscal years.

The Company’s significant liquidity risk materially limits the Company’s ability to pay future dividends

The Company may consider paying cash dividends in the foreseeable future as its liquidity risk decreases.

The following table sets forth information detailing the Company’s compensation plans as at December 31, 2013, under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,629,375	US$0.08	0
Equity compensation plans not approved by security holders	58,672,014	US$0.09	N/A
Total	60,301,389	N/A	0

Under Item 701 of Regulation S-K, no securities were sold by the Company within the past three years which were not registered under the Securities Act of 1933 and that were not previously disclosed in a Form 8-K or Form 10-Q.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

Sales for the years ended December 31, 2013 and 2012 were $4,134,886 and $3,602,569, respectively, an increase of $532,317 or 14.8%. This increase was due to increased MESH, Liberty and Freedom Sales. Sales for the quarters ended March 31, June 30, September 30 and December 31, 2013 were $828,320, $1,041,088, $1,075,815 and $1,189,663, respectively. Sales for the quarters ended March 31, June 30, September 30 and December 31, 2012 were $867,001, $901,088, $858,128 and $976,352, respectively. Sales fluctuated quarterly due to increased and decreased MESH and Freedom sales. These fluctuations occurred due to inventory shortages throughout the year. Freedom and Liberty sales for the years ended December 31, 2013 and 2012 were $991,831 and $358,084, respectively, an increase of $633,747 or 277.0%. This increase was due to the Company promoting Freedom and Liberty products as its main product to all it’s customers. MESH sales for the years ended December 31, 2013 and 2012 were $1,974,482 and $1,658,617, respectively, an increase of $315,865 or 19.0%. MESH continued to provide an alternatiave solution to Liberty and Freedom for many of our customers during 2013. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. The Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in the building or anywhere in the world. The software component of Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the years December 31, 2013 and 2012, Freedom and Liberty sales were 24.0% and 9.9%, respectively, of total sales. For the years ended December 31, 2013 and 2012, MESH sales were 47.8% and 46.0%, respectively, of total sales. The improved sales for Freedom, Liberty and MESH was due to hiring additional sales representatives to promote these products.

The Company also provides Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,254 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the twelve months ended December 31, 2013 and 2012, customer service contracts and new equipment sales generated aggregate sales revenues of $1,083,481 and $1,097,714, respectively, a decrease of $14,233 or 1.3%. These two years were consistent.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,254 at December 31, 2013, as compared to 1,344 at December 31, 2012. The Company continues to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At December 31, 2013, the cost of the service agreements, net of accumulated amortization, was $26,116.

Cost of sales and services as a percentage of sales was 35.61% and 40.3% for the years ended December 31, 2013 and 2012, respectively. Cost of sales decreased due to a downward adjustment to the obsolete inventory provision, which was a non-cash transaction. Had this adjustment not occurred, Cost of sales and services as a percentage of sales would have been 40.89% for the year ended December 31, 2013, which is comparable to 40.3% for the year ended December 31, 2012. We expect cost of sales to remain constant until Freedom Bridge sales increase substantially. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the years ended December 31, 2013 and 2012 was $2,662,590 and $2,149,735, respectively, an increase of $512,856 or 23.9%. This corresponds with the increased sales and decreased cost of sales for the years ended December 31, 2013 and 2012.

Selling, general and administrative expenses for the years ended December 31, 2013 and 2012 were $3,334,767 and $3,165,030, respectively, an increase of $169,737 or 5.4%. For the twelve months ended December 31, 2013 and 2012, selling, general and administrative expenses, as a percentage of sales, were 80.6% and 87.9%, respectively. Consulting fees for the years ended December 31, 2013 and 2012 were $966,776 and $746,556, respectively, an increase of $220,220 or 29.5%. Consulting fees, in part, increased due to paying additional consultants $109,270 to provide strategic sales and marketing advice and alliances for key markets including the US Federal Government for Freedom projects. Other increases were related to Board of Directors fees.

Research and development costs for the year ended December 31, 2013 were gross $425,016. Government grants for the year ended December 31, 2013 totaled $146,502, resulting in net research and development costs of $278,514. Research and development costs for the year ended December 31, 2012 were gross $338,853. Government grants for the year ended December 31, 2012 was $nil. Research and development costs have increased during the twelve months ended December 31, 2013, as compared to the twelve months ended December 31, 2012, due to hiring an engineer to improve the Freedom design.

Net loss for the year ended December 31, 2013 was $974,515, as compared to a net loss of $1,379,447 for the year ended December 31, 2012, a decreased loss of $404,932. During the twelve months ended December 31, 2013, expenses were controlled to maintain cash flow and to minimize the net loss.

Total assets at December 31, 2013 was $1,340,370and total financial liabilities consisting of derivative financial liabilities were $6,160,211. Total commons shares issued as the dividend payment of the Company’s Series A Convertible Redeemable Preferred Stock for the year ended December 31, 2013 and 2012 were 1,257,523 and 1,060,131 common shares, respectively.

Liquidity and Capital Resources

Cash as of December 31, 2013, as compared to December 31, 2012 was $172,684 and $406,506, respectively, a decrease of $233,822. Cash decreased due to increased payments for selling, general and administrative expenses. These expenses consisted mainly of consultant payments.

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

At December 31, 2013, the Company had a working capital of $248,878, as compared to working capital of $448,029 at December 31, 2012, a decrease of $199,151. Working capital decreased due to increased payments for consultants and various other selling, general and administrative expenses. The current ratio at December 31, 2013 was 1.24, as compared with 1.49 at December 31, 2012.

The Company has the ability to finance operations and future growth through a stock-based equity injection of up to $1.5 million. However, the state of the global financial markets and recession fears present significant uncertainties for the timing and successful completion of an equity investment.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $11,670,855, reported a loss for the year ended December 31, 2013 of $2,966,853 and has working capital of $248,878 at December 31, 2013. Cash flows used in operating activities for the twelve months ended December 31, 2013 were $924,718. Although management is confident that the Company can access sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management has determined that the Company will need to raise up to $1,600,000 if sales do not improve, by way of debt or equity financing, to continue normal operations for the next twelve months. If this funding is not available, the Company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the Company. In the event the Company completes the required $1,600,000 financing and hits its sales targets, the Company does not anticipate requiring any additional financing for 2014. Management has been actively seeking new investors and developing customer relationships;and a financing arrangement of US$750,000 (US$679,000 net of costs)has completed in March, 2014. Short-term loan financing is anticipated from related parties; however, there is no certainty that loans will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio was 57 days at December 31, 2013 and 51 days at December 31, 2012. The outstanding term for our receivables has been increasing due to a few slower paying customers. The accounts receivable reserve was $250,458 at December 31, 2013, as compared to $105,185 at December 31, 2012. The accounts receivable reserve has increased by $145,273 or 238.1%, since the year ended December 31, 2012. Additional bad debt was recognized for a particular slower paying customer. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At December 31, 2013, the Company’s current assets consist principally of trade accounts receivables and inventory.

As the Company’s liquidity increases, we will be purchasing more inventory and hiring more sales and technical staff to accommodate the expected increased future sales.

There are no material unused sources of liquid assets.

For the year ended December 31, 2013, there were no significant capital expenditures.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

The Company will likely require additional funds to support the development and marketing of its new Freedom and Liberty products. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be unable to develop or enhance its products, take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

The Company does not have any material commitments for capital expenditures as of December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

None.

Fourth Quarter

During the fourth quarter the Company continued to have cash flow problems. These problems impacted the Company's ability to perform some marketing activities. The Company’s sales continued to show strength through continued demand for MESH Touch Screens, US Federal Government deployments, and the addition of several major distributors of its Liberty access control system. The Company diverted significant engineering resources to the final development of its US Government FICAM solution and its targeted submission of its new FICAM topology application, scheduled for May 2014.

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

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. The Company decreased its provision for obsolete inventory by approximately $218,599 during the fourth quarter of 2013, as a result of a revised estimate by management.

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

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. The Company decreased its provision for obsolete inventory by $218,599 from $409,845 to $191,246 at December 31, 2013, as a result of a revised estimate by management.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2013, we have inherent deficiencies. Management is working with the audit committee to put processes in place to monitor internal controls and oversee the reporting process. The following are inherent deficiencies that management is aware of but do not believe compromise the internal controls or reporting process.

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

Item 9B. OTHER INFORMATION

On January 3, 2014, Viscount Systems, Inc. issued a total of 1,114.814 Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “A Shares”), to the outstanding holders of A Shares as dividend payments on the A Shares for the periods ended December 31, 2013. The A Shares issued are subject to the conversion and dividend rights as set forth in the Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, as amended.

PART III.

Items 10 –14

Information with respect to Items 10 through 14 is set forth in the Proxy Statement that will be filed with the Securities and Exchange Commission on or before April 30, 2014 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2014, the issuer will instead file an amendment to this Form 10K disclosing the information with respect to Items 10 through 14.

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statement of Operations and Comprehensive Loss
Consolidated Statement of Stockholders’ Deficit
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

(b)	Exhibits:

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company, SEC File No. 333- 68998 (the “Form SB-2)
3.2	Amendment to the Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to the Form SB-2
3.3	Bylaws	Incorporated by reference to Exhibit 3.1 to the Form SB-2
4.1	Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock	Incorporated by reference to the Form 8-Ks filed with the SEC on June 11, 2012 and October 23, 2012
10.1	Employment Agreement with Stephen Pineau	Incorporated by reference to Exhibit 10.2 to the Form SB-2
10.2	Consulting Agreement with Dennis Raefield	Filed herewith
10.3	2001 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2002

10.4	2003 Stock Option Plan	Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2003
21.1	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2014.

VISCOUNT SYSTEMS, INC.

By: /s/ Dennis Raefield
Dennis Raefield

President, Secretary, Principal Executive
Officer, Principal Financial Officer,
Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Dennis Raefield	President, Secretary,	March 26, 2014
	Dennis Raefield	Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer and Director

By:	/s/ Robert Liscouski	Director	March 26, 2014
Robert Liscouski

By:	/s/ Paul Goldenberg	Director	March 26, 2014
Paul Goldenberg

By:	/s/ Stephen Pineau	Director	March 26, 2014
Stephen Pineau

By:	/s/ Paul Brisgone	Director	March 26, 2014
Paul Brisgone

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viscount Systems Inc:

We have audited the accompanying consolidated balance sheets of Viscount Systems Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial stat tements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to o obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we e engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position the Company as at December 31, 2013 and 2012 and the results of its s operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $11,670,855 and reported a loss of $3,080,500 for the year ended December 31, 2013 raising substantial doubt about the Company’s ability to continue as a going concern. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 24, 2014

VISCOUNT SYSTEMS, INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
As at December 31, 2013 and 2012

	2013	2012

Assets

Current assets
Cash and cash equivalents	$172,684	$406,506
Trade accounts receivable, less allowance for doubtful accounts of $250,458 (2012 - $105,185)	585,153	611,288
Inventory (note 3)	532,798	347,978
Total current assets	1,290,635	1,365,772

Deposits	1,391	1,391
Equipment (note 4)	22,229	25,161
Intangible assets (note 5)	26,116	47,008

Total assets	$1,340,371	$1,439,332
	.
Liablilities and stockholders' deficit

Current liabilities
Accounts payable	$254,682	$150,857
Accrued liabilities	601,270	566,260
Deferred revenue	37,543	38,256
Due to related parties (note 7)	33,727	7,468
Loans payable (note 6)	114,536	154,902
Total current liabilities	1,041,758	917,743

Derivative financial liabilities (notes 8 and 9)	5,118,454	3,023,161
	6,160,211	3,940,904

Stockholders' deficit
Capital stock
Authorized:
300,000,000 common shares with a par value of US$0.001 per share
20,000,000 preferred shares with a par value of US$0.001 per share
Issued and outstanding:
97,075,003 common shares (2012 - 86,733,750) (note 10)	119,853	109,512
1,115 preferred shares (2012 - 1,149) (note 8)	-	-
Additional paid-in capital	6,731,161	5,979,271
Accumulated deficit	(11,670,855)	(8,590,355)
Total stockholders' deficit	(4,819,841)	(2,501,572)

Total liabilities and stockholders' deficit	$1,340,370	$1,439,332

Commitments (note 12)
Subsequent events (note 16)
See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in Canadian dollars)
Years Ended December 31, 2013 and 2012

	2013	2012

Sales	$4,134,886	$3,602,569
Cost of sales	1,472,296	1,452,835
Gross profit	2,662,590	2,149,734

Expenses
Selling, general and administrative	3,334,766	3,165,030
Research and development	278,514	338,853
Depreciation and amortization	23,825	25,298
	3,637,105	3,529,181

Loss before other items	(974,515)	(1,379,447)

Other items
Interest income	321	34
Interest expense	-	(760)
Initial loss on recognition of derivative instruments (note 8)	(113,647)	(925,742)
Fair value adjustment of derivative liabilities (note 9)	(1,992,659)	(373,271)
	(2,105,985)	(1,299,739)

Net loss and comprehensive loss	$(3,080,500)	$(2,679,186)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, Basic and diluted	91,969,573	77,686,955

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
Years Ended December 31, 2013 and 2012

					Additional
	Common Stock		Preferred Stock		paid-in	Obligation to	Deferred	Accumulated
	Shares	Amount	Shares	Amount	capital	issue shares	Compensation	deficit	Total

Balance, December 31, 2011	76,473,750	$99,252	-	$-	$5,767,369	$20,800	$(126,855)	$(5,845,262)	$(84,696)

Units issued for cash from equity securities	-	-	1,100	-	-	-	-	-	-
Units issued for consulting services	260,000	260	-	-	20,540	(20,800)	-	-	-
Units issued for cash from private placement	10,000,000	10,000	-	-	191,362	-	-	-	201,362
Stock-based compensation - warrants	-	-	-	-	-	-	126,855	-	126,855
Series A dividends issued	-	-	26	-	-	-	-	(32,956)	(32,956)
Series A dividends to be issued	-	-	23	-	-	-	-	(32,951)	(32,951)
Net loss	-	-	-	-	-	-	-	(2,679,186)	(2,679,186)

Balance, December 31, 2012	86,733,750	109,512	1,149	-	5,979,271	-	-	(8,590,355)	(2,501,572)

Series A dividends issued or to be issued	-	-	91	-	-	-	-	-	-
Conversion of Series A shares	3,071,253	3,071	(125)	-	192,404	-	-	-	195,475.00
Units issued for cash from equity securities, net of costs	6,750,000	6,750	-	-	487,025	-	-	-	493,775
Stock-based compensation - shares for consulting services	520,000	520	-	-	52,374	-	-	-	52,894
Stock-based compensation - warrants	-	-	-	-	20,087	-	-	-	20,087
Net loss	-	-	-	-	-	-	-	(3,080,500)	(3,080,500)

Balance, December 31, 2013	97,075,003	$119,853	1,115	$-	$6,731,161	$-	$-	$(11,670,855)	$(4,819,841)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
Years Ended December 31, 2013 and 2012

	2013	2012

Operating activities:
Net loss	$(3,080,500)	$(2,679,186)
Items not involving cash:
Depreciation and amortization	23,825	25,298
Initial loss on recognition of derivative instruments	113,647	925,742
Fair value adjustment of derivative liability	1,992,659	373,271
Stock-based compensation	72,981	126,855
Changes in non-cash working capital balances (note 13)	2,670	(92,847)
Net cash used in operating activities	(874,718)	(1,320,867)

Financing activities:
Proceeds from private placement	681,262	442,351
Proceeds from Series A Preferred shares, net	-	1,133,200
Repayment of short term loans payable	(40,366)	(17,500)
Net cash provided by financing activities	640,896	1,558,051

Increase (decrease) in cash	(233,822)	237,184

Cash and cash equivalents, beginning of year	406,506	169,322

Cash and cash equivalents, end of year	$172,684	$406,506

Supplementary information:
Interest paid	$-	$760
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

1.	Nature and continuance of operations

Viscount Systems Inc. (the “Company”) was incorporated on May 24, 2001 in the State of Nevada. The Company manufactures, distributes, and provides services for electronic premises access and security equipment primarily through its wholly owned Canadian subsidiary Viscount Communication and Control Systems Inc.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $11,670,855, reported a loss of $3,080,500 (2012 - $2,679,186). Cash flows used in operating activities for the year ended December 31, 2013 were $874,718 (2012 - $1,320,867). Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flows from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving sustainable profits. Management has estimated that the Company will need to raise a minimum of $1,600,000 by way of new debt or equity financing to continue normal operations for the next twelve months. Management has been actively seeking new investors and developing new customer relationships and additional financing of US$750,000 (US$679,000 net of costs) has been completed during the first quarter of 2014. Short-term loan financing is anticipated from related parties; however, there is no certainty that loans or equity will be available when required. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant accounting policies

These consolidated financial statements have been prepared in conformity with US Generally Accepted Accounting Principles (“GAAP”).

The significant accounting policies adopted by the Company are as follows:

(a)	Principles of consolidation

The consolidated financial statements include accounts and results of the Company and its wholly- owned subsidiary, Viscount Communication and Control Systems Inc. (“VCCS”). Intercompany transactions and balances have been eliminated on consolidation.

(b)	Use of estimates

Management has made a number of estimates and judgments relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with GAAP. Significant areas involving estimate include the allowance for doubtful accounts, inventory obsolescence, the provision for future warranty costs, the estimated useful lives of equipment and intangible assets, the deferred tax valuation allowance, and assumptions used to determine the fair value of stock- based compensation and derivative liabilities. Actual results could differ materially from those estimates.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

2.	Significant accounting policies (cont’d…)

	(c)	Foreign currency translation

The functional and reporting currency of the Company and its wholly-owned subsidiary is the Canadian dollar. Accordingly, the financial statements are presented in Canadian dollars unless otherwise specified. Monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations and comprehensive loss. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations and comprehensive loss.

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

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

2.	Significant accounting policies (cont’d…)

	(i)	Revenue recognition

Product revenue is recognized when there is persuasive evidence of a sale arrangement, delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable. Sales or transfers to customers prior to these criteria being met are recorded as deferred revenue. Revenue from the installation of equipment is recognized when the installation has been completed, the fee has been fixed and collectability is considered probable.

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

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. These include derivative warrant laibilities and derviative conversion options liabilities. Subsequent changes to the estimated fair values are recorded in the statement of operations and comprehensive loss. (Notes 8 and 9)

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

	(m)	Net loss per share

Net loss per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if stock options were exercised.

For the year ended December 31, 2013 and 2012, shares attributable to the assumed exercise of outstanding options and shares attributable to the assumed exercise of outstanding warrants and convertible preferred shares were excluded from the calculation of diluted loss per share because the effect was antidilutive.

	(n)	Stock-based compensation

The Company has adopted the fair value method of accounting for all stock-based compensation expense. Stock-based compensation expense is recognized in the consoldiated financial statements for granted, modified, or settled stock options and compensation warrants issued to employees for services.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

2.	Significant accounting policies (cont’d…)

	(o)	Comprehensive loss

The Company has no items of other comprehensive loss in any year presented. Therefore, net loss equals comprehensive loss.

	(p)	Reclassfications

Certain amounts have been reclassifed in the comparative consolidated balance sheet to conform to the current year’s presentation.

	(p)	Recently issued accounting pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

	(q)	Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As at December 31, 2013, the Company held $31,900 (2012 - $31,900) in cash equivalents.

3.	Inventory

	2013	2012
Raw materials	$347,641	$147,083
Work in process	43,177	15,100
Finished goods	141,980	185,795
	$532,798	$347,978

4.	Equipment

		Accumulated	Net book
2013	Cost	depreciation	value

Computer equipment	$110,838	$100,758	$10,080
Office furniture and equipment	77,268	65,119	12,149

	$188,106	$165,877	$22,229

		Accumulated	Net book
2012	Cost	depreciation	value

Computer equipment	$110,838	$99,642	$11,196
Office furniture and equipment	77,269	63,304	13,965

	$188,107	$162,946	$25,161

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

5.	Intangible assets

On May 16, 2003, the Company entered into an agreement for the purchase of certain assets of Telus Corporation (“Telus”). The assets comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At December 31, 2013, the Company held 1,254 service agreements (2012 – 1,344) at a carrying cost, of $26,116 (2012 - $47,008), net of accumulated amortization of $182,805 (2012 - $161,913).

The expected amortization expense for each of the next two fiscal years is as follows:

Year ending December 31, 2014	$20,892
Year ending December 31, 2015	$5,224

6.	Short term loans payable

Amounts due to third parties totaled $114,536 for outstanding loans and advances (2012 - $154,902). These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

7.	Due to related parties

Amounts due to directors for director fees and travel expenses totaled $33,727 at December 31, 2013 (2012 - $7,468). These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

8.	Series A convertible redeemable preferred stock

On June 7, 2012, the Company completed the sale of 1,000 shares of Series A Convertible Redeemable Preferred Stock (“Series A shares”), par value US$0.001 per share and stated value of US$1,000 per share, for gross proceeeds of US$1,000,000. The Series A shares contain certain rights and preferences as follows:

  convertible into shares of common stock of the Company at the rate of US$0.05 per common share or 85% of the previous twenty day volume weighted average pricing;
  dividends of 8% per annum, payable in cash or Series A Shares quarterly;
  voting and conversion rights of up to 4.99% of the outstanding common stock of the Company at the time of conversion per holder;
  registration rights to the holders of the Series A Shares that may be exercised in certain circumstances;
  holders of Series A Shares are entitled to be paid 125% of the stated value of the Series A Shares, plus all accrued, but unpaid dividends on Series A Shares, upon liquidation or dissolution of the Company, including forms of mergers and acquisitions, in priority to any payments to the holders of shares of common stock; and
  the Series A Shares may be redeemed by the holders for 150% of their stated value, plus all accrued, but unpaid dividends on Series A Shares, upon the occurrence of a default, which includes performance conditions, delisting or late filing with the SEC.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

8.	Series A convertible redeemable preferred stock (cont’d…)

In connection with the Series A share issuance, the Company also issued to the investors 12,285,012 shares purchase warrants, each exercisable into one common shares at US$0.065 per share for a period of 5 years. The Company paid a cash comission of US$100,000 and issued 2,457,002 Agents warrants. Each Agent warrant exercisable into one common share of the Company at US$0.05 per share for a period of 5 years. The warrants may be exercised on a cashless basis.

The cash proceeds from the Series A convertible preferred stock financing were $1,033,200. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second, to the conversion option embedded in the instrument. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as an “initial loss on recognition of derivative liability” for accounting purposes and is reported on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2012. The calculation methodologies for the fair values of the derivative warrant liability and the derivative conversion option liability are described in Note 9 – Derivative Liabilities. The fair values assigned to each component and the calculation of the initial loss on recognition of derivative instruments are as follows:

Net proceeds	$1,033,200
Derivative warrant liability – fair value	(696,928)
Derivative conversion option liability – fair value	(1,178,896)
Initial loss on recognition of derivative instruments	$(842,624)

On October 19, 2012, the Company completed a sale of 100 Series A shares at a stated value of $1,000 per share for gross proceeds of $100,000 with the same rights and preferences.

In connection with the Series A share issuance, the Company also issued to the investors 1,000,000 share purchase warrants, each exercisable into one common share at US$0.065 per share for a period of 5 years. The company paid a cash commission of US$10,000 and issued 200,000 Agents warrants. Each Agent warrant is exercisable into one common share of the Company at US$0.05 per share for a period of 5 years. The warrants may be exercised on a cashless basis.

The cash proceeds from the Series A convertible preferred stock financing was $100,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second, to the conversion option associated with the financing. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as an “initial loss on recognition of derivative liability” for accounting purposes and is reported on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2012. The calculation methodologies for the fair values of the derivative warrant liability and the derivative conversion option liability are described in Note 9 – Derivative Liabilities. The fair values assigned to each component and the calculation of the initial loss on recognition of derivative instruments are as follows:

Net proceeds	$100,000
Derivative warrant liability – fair value	(68,245)
Derivative conversion option liability – fair value	(114,873)
Initial loss on recognition of derivative instruments	$(83,118)

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

8.	Series A convertible redeemable preferred stock (cont’d…)

The above Series A shares preferred shares were first assessed under ASC 480, “Distinguishing Liabilities from Equity”, and determined that the contingent redemption provisions associated with the financial instruments made them more akin to debt. The Series A shares are deemed to be a debt host contract and accordingly the conversion option is subject to bifurcation and separate evaluation. The conversion option has been bifurcated and recorded at fair value at each reporting period, with the change in fair value recorded in the consolidated statement of operations and comprehensive loss. The share purchase warrants were further assessed under ASC 815, “Derivatives and Hedging”, and were determined to be derivative liabilities and recorded at their fair value at each reporting period, with the change in fair value recorded in the consolidated statement of operations and comprehensive loss.

On September 16, 2013 holders of 125 Series A shares elected to convert into 3,071,253 common shares at a conversion price of $0.0407. As a result, an amount of $195,475 was reallocated from derivative financial liabilities to equity.

During the year ended December 31, 2013, the Company issued 91 (2012 – 26) Series A Shares in settlement of dividends with a value of $113,647 (2012 - $65,907) which has been recorded in the statement of operations and comprehensive loss as an initial loss on recognition of derivative instruments. Of these, at December 31, 2013, there were 22 (2012 – 23) Series A Shares issuable in settlement of dividends which were subsequently issued with a value of $35,977 (2012 - $32,951).

9.	Derivative liabilities

Derivative financial liabilities consist of warrants and the conversion option associated with the Series A Shares (Note 8). The warrants have exercise prices denominated in United States dollars, which differs from the Company’s functional currency.

During the year ended December 31, 2012, the Company issued 1,100 Series A shares and a total of 15,942,014 share purchase warrants in connection with issuing the Series A shares and other private placement financings. The Series A shares were determined to be a debt host contract and the warrants are derivative liabilities as they are not indexed to the Company’s own equity in accordance with ASC 815.

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013:

	Derivative		Derivative
	liability –	Derivative liability	liability – series
	warrants	– conversion option	A dividends	Total
Balance, December 31, 2011	$317,003	$-	$-	$317,003
Preferred share conversion option	-	1,293,769	-	1,293,769
Preferred share dividends	-	-	32,956	32,956
Share purchase warrants issued	1,006,162	-	-	1,006,162
Total fair value adjustment	146,123	227,106	42	373,271
Balance, December 31, 2012	1,469,288	1,520,875	32,998	3,023,161
Preferred share dividends	-	-	112,079	112,079
Allocation to APIC	186,030	-	-	186,030
Conversion to common shares	-	(195,475)	-	(195,475)
Total fair value adjustment	793,462	1,131,059	68,138	1,992,659
Balance, December 31, 2013	$2,448,780	$2,456,459	$213,215	$5,118,454

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

9.	Derivative liabilities (cont’d…)

During the year ended December 31, 2013, the Company recognized a charge to operations of $1,992,659 (2012 – $373,271) being the change in the fair value of the derivative liability warrants, conversion option and dividends during the period.

The fair value of the warrants and dividends were determined using the Black-Scholes option pricing model and the conversion options were valued using the Binomial Lattice model using the following current market assumptions:

	December 31, 2013	December 31, 2012
Volatility	92% - 186%	157% - 181%
Dividend yield	-	-
Risk-free interest rate	0.63% - 1.39%	0.36% - 0.77%
Expected life	2.19 – 4.75 yrs	2.93 – 5.00 yrs

10.	Capital stock

On November 26, 2012, the Company completed a private placement of 10,000,000 units at a price of US$0.05 per unit, for gross proceeds of $496,350 (US$500,000). Each unit consisted of one common share and one-half share purchase warrant of the Company, with each whole warrant exercisable to acquire an additional share of the Company at a price of US$0.10 for a period of 5 years, expiring November 26, 2017. In connection with the offering, the Company paid to a registered broker-dealer a cash commission of $50,000 and issued share purchase warrants to acquire 1,000,000 shares of common stock of the Company at a price of US$0.05 per share for a period of 5 years from the closing date. The warrants may be exercised on a cashless basis.

Upon issuance of the units, $240,988 were allocated to the warrants and recorded as a derivative liability and the balance of $201,362, which is net of share issuance costs of $54,000, was allocated to common stock and additional paid-in capital. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions; volatility of 178%; a dividend yield rate of 0%; a risk-free interest rate of 0.70% and an expected life of five years and allocated on a relative basis.

On May 21, 2013, the Company completed a private placement of 6,750,000 units at a price of US$0.10 per unit, for gross proceeds of US$675,000. Each unit consisted of one common share and one-half share purchase warrant of the Company, with each warrant exercisable to acquire an additional share of the Company at a price of US$0.20 for a period of 3 years, expiring May 17 and 21, 2016. In connection with the offering, the Company paid cash costs of $15,000 and issued share purchase warrants to acquire 675,000 shares of common stock of the Company at a price of US$0.20 per share for a period of 3 years from the closing date. The warrants may be exercised on a cashless basis.

Upon issuance of the units, $187,487 were allocated to the warrants and recorded as a derivative liability and the balance of $493,775, which is net of share issuance costs, was allocated to common stock and additional paid-in capital. The fair value of the warrants was determined using the Black- Scholes option pricing model using the following assumptions; volatility of 155%; a dividend yield rate of 0%; a risk-free interest rate of 0.40% and an expected life of three years and allocated on a relative basis.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

10.	Capital stock (cont’d…)

On May 15, 2013, the Company issued 520,000 common shares in consideration for consulting services with a fair value of $52,894.

Stock Options:

All stock options granted are exerciseable in US$. A summary of the stock option activity is as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2011	9,748,125	US$0.06
Expired/cancelled	(1,541,280)	US$0.12
Outstanding at December 31, 2012	8,206,875	US$0.05
Expired/cancelled	(6,577,500)	US$0.05
Outstanding at December 31, 2013	1,629,375	US$0.08

A summary of the stock options outstanding and exercisable at December 31, 2013 is as follows:

		Weighted average	Weighted average	Aggregate
Exercise Price	Number	remaining contractual life	exercise price	intrinsic value

US$ 0.04	65,625	1.97 years	US$ 0.04	$ 6,222
0.06	33,750	1.97 years	0.06	2,154
0.08	1,500,000	2.28 years	0.08	63,816
0.15	22,500	1.97 years	0.15	-
0.20	7,500	1.97 years	0.20	-
	1,629,375	2.26 years	US$ 0.08	$ 72,192

The aggregate intrinsic value in the preceding table represents the total Canadian dollar intrinsic value, based on the Company’s closing stock price of US$0.12 per share as of December 31, 2013, which would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 31, 2013 was 1,599,375 (2012 – 6,206,250).

Warrants:

On June 22, 2011, the Company issued 2,500,000 warrants to a consultant in connection with a professional services agreement. These warrants have an exercise price of $0.15 and expire on June 22, 2014. The Company estimated the fair value of these warrants at grant to be $260,858 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 180%; risk-free interest rate of 2.24%; and a dividend rate of 0%. For the period ended December 31, 2013, the Company recorded stock-based compensation expense relating to these warrants of $nil (December 31, 2012 - $126,855).

On May 30, 2013, the Company issued 230,000 warrants to a consultant in connection with a advisory services agreement. These warrants have an exercise price of US$0.20 and expire on May 30, 2016. The Company estimated the fair value of these warrants at grant to be $20,087 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 157%; risk-free interest rate of 0.49%; and a dividend rate of 0%.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

10.	Capital stock (cont’d…)

A summary of warrant activity during the years ended December 31, 2013 and 2012 is as follows:

		Weighted average
	Number of warrants	exercise price
Outstanding at December 31, 2011	37,482,650	$0.09
Issued as part of private placement	18,285,012	0.07
Issued as compensation to consultant	3,657,002	0.05
Expired	(5,032,650)	0.05
Outstanding at December 31, 2012	54,392,014	0.08
Issued as part of private placement	4,050,000	0.20
Issued as compensation to consultant	230,000	0.20

Outstanding at December 31, 2013	58,672,014	$0.09

A summary of the warrants outstanding and exercisable at December 31, 2013 is as follows:

			Weighted Average
Weighted Average Exercise Price		Number	Remaining Contractual Life
US$	0.080	2,499,999	1.93 years
	$0.080	9,500,001	1.93 years
US$	0.080	3,000,000	1.98 years
	$0.080	3,000,000	1.98 years
US$	0.080	3,600,000	2.17 years
	$0.080	7,350,000	2.17 years
	$0.150	2,500,000	0.47 years
	$0.010	1,000,000	0.93 years
US$	0.065	12,285,012	3.43 years
US$	0.050	2,457,002	3.43 years
US$	0.065	1,000,000	3.80 years
US$	0.050	200,000	3.80 years
US$	0.010	5,000,000	3.90 years
US$	0.050	1,000,000	3.90 years
US$	0.200	2,375,000	2.38 years
US$	0.200	675,000	2.39 years
US$	0.200	1,000,000	2.39 years
US$	0.200	230,000	2.41 years
	$0.09	58,672,014	2.70 years

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

11.	Income taxes

The provision for income taxes differs from the amount that would have resulted in applying the combined Canadian and United States statutory income tax rates as follows:

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
Net loss before income tax	$(3,080,500)	$(2,916,853)
Statutory income tax rate	25.75%	25.0%
Expected income tax recovery at statutory income tax rate	(793,229)	(669,797)
Non-deductible expenses and other items	493,400	235,106
Change in valuation allowance	299,829	434,691
Income tax expense	$-	$-

Temporary differences that give rise to the following deferred income tax assets are as follows:

	December 31, 2013	December 31, 2012
Equipment	$22,850	$21,238
Intangible assets	24,470	20,703
Investment tax credits (non-refundable)	1,051,751	1,051,751
Losses	616,264	457,368
Research and development costs	791,797	663,771
Warranty provision	54,712	47,365
	2,562,026	2,262,197
Valuation allowance	(2,562,026)	(2,262,197)
Net deferred income tax assets	$-	$-

The Company has non-refundable federal investment tax credits of approximately $812,000 (2012 - $720,000) which will expire over a period up to 2033 and provincial investment tax credits of approximately $433,000 (2012 - $382,000), which will expire over a period up to 2023.

The Company has unutilized scientific research and development costs of $3,046,072 (2012 - $2,655,086) which may be available to reduce taxable income and income taxes payable in future years.

Management has determined that the realization of the potential deferred tax assets resulting from these tax pools and other temporary differences is uncertain at this time, and cannot be viewed as more likely than not. Accordingly, the Company has recorded a full valuation allowance for the potential deferred tax asset.

The Company files income tax returns in Canada and the United States of America. The Company’s Canadian income tax returns for 2007 through 2012 are open tax years. The Company’s United States tax returns are open from 2008 through 2012. The Company has reviewed its tax filings for these years to identify the existence of any uncertain tax positions that would require recognition in the Company’s financial statements. The Company may from time to time be assesed interest or penalties by tax filing jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

12.	Commitments

The Company is committed to minimum annual payments for leases on its premises, automobiles, and office equipment as follows in each of the next five years:

Year ending December 31, 2014	$448,875
Year ending December 31, 2015	$152,921
Year ending December 31, 2016	$60,648

Rent expense included in the statements of operations is $140,744 (2012 - $139,739).

The Company has an agreement with a consultant for business development, investor relations and strategic and financial services. As consideration, the Company compensates the consultant at $5,000 per month (subject to increase if funding is raised), and must pay commissions of 10% on funds raised. The agreement may be terminated by 30 days written notice. The commission arrangement shall extend for 12 months beyond termination.

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

On May 24, 2013, the Company entered into a one year consulting agreement with a consultant for business development and strategic initiatives. As consideration, the Company will compensate the consultant $3,000 per quarter, and issued 230,000 warrants. These warrants have an exercise price of US$0.20 and expire on May 30, 2016.

13.	Changes in non-cash working capital balances

	2013	2012
Trade accounts receivable	$26,134	$(213,475)
Inventory	(184,820)	175,965
Accounts payable	103,825	(2,785)
Accrued liabilities	31,985	(33,962)
Deferred revenue	(713)	(11,289)
Due to related parties	26,259	(7,301)
	$2,670	$(92,847)

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

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

2013	Manufacturing	Servicing	Total
Sales to external customers	$3,051,405	$1,083,481	$4,134,886
Depreciation and amortization	2,933	20,892	23,825
Segment income (loss) before other items	(1,306,229)	331,714	(974,515)
Total assets	$1,314,254	$26,116	$1,340,370

2012	Manufacturing	Servicing	Total
Sales to external customers	$2,504,855	$1,097,714	$3,602,569
Depreciation and amortization	4,406	20,892	25,298
Interest expense	760	-	760
Segment income (loss) before other items	(1,525,390)	145,943	(1,379,447)
Total assets	$1,392,324	$47,008	$1,439,332

(b)

Of the total sales for the year ended December 31, 2013, $502,155 (2012 - $405,860) was derived from U.S.-based customers and $3,632,731 (2012 - $3,196,709) from Canadian-based customers. Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total sales in either of the years presented.

(d)	Products:

MESH sales represented 47.8% of total revenue during the twelve months ended December 31, 2013 (2012 – 56.0%). FREEDOM sales represented 24.0% of total revenue during the twelves months ended December 31, 2013 (2012 – 9.9%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

VISCOUNT SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2013

15.	Financial instruments

The Company’s financial instruments include cash, trade accounts receivable, accounts payable, and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency, business concentration or credit risks arising from these financial instruments. The Company’s financial instruments also include derivative liabilities which are measured at fair value and are impacted by changes in interest rates, foreign exchange rates and the price of the Company’s shares.

The fair values of all other financial instruments approximate their carrying values based on their liquidity and short-term nature.

The Company is subject to significant liquidity risk. At December 31, 2013, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.

16.	Subsequent Events

On February 17, 2014, Mr. Stephen Pineau resigned as the President, Chief Executive Officer, Chief Financial Officer, and Corporate Secretary of the Company. The Company is currently in negotiations with Mr. Pineau regarding his severance package.

On February 17, 2014, Mr. Dennis Raefield was appointed as the President, Chief Executive Officer, Chairman, and Corporate Secretary of the Company. Mr. Raefield entered into an employment agreement with the Company pursuant to which he will receive an annual salary of US$175,000 and stock options equal to 3.99% of the Company’s balance issued and outstanding on a fully diluted basis.

On March 11, 2014, the Company completed a private placement of 8,333,329 shares of common stock at a price of US$0.09 per share for total proceeds of US$750,000. The Company also issued a total of 4,166,659 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.20 per share for a period of five years from the closing date.

In connection with the offering, the Company paid a commission of US$71,000 in cash and issued share purchase warrants to acquire 788,888 shares of common stock of the Company at a price of US$0.09 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis.

In March, 2014, holders of 125 Series A shares elected to convert into 3,071,253 common shares at a conversion price of $0.0407.