Form 10-K/A
period 2013-12-31
VISCOUNT SYSTEMS INC
filed 2014-03-28
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
YES [   ]     NO [X]

State issuer’s revenues for its most recent fiscal year:
$3,887,633 as at December 31, 2013 ($4,134,886 in Canadian dollars converted at an exchange rate of US$1.0636/CDN$ 1.000) .

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
105,408,332 shares of common stock as at March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2013.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 27, 2014, is being filed to include Exhibit 10.2 which was inadvertently not filed.

Except as described above, no other changes have been made to the original Annual Report filed March 27, 2014 and this Amendment continues to reflect information as of the date of the original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the original Annual Report.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit	Manner of Filing

10.2	Consulting Agreement with Dennis Raefield	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2014.

VISCOUNT SYSTEMS, INC.

By: /s/ Dennis Raefield
Dennis Raefield

President, Secretary, Principal Executive
Officer, Principal Financial Officer,
Principal Accounting Officer and Director