Form 10-Q
period 2014-03-31
VISCOUNT SYSTEMS INC
filed 2014-05-14
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
As of March 31, 2014 the registrant’s outstanding common stock consisted of 122,188,330 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2014, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.1055 for USD$1.0000 or CAD$1.0000 for USD$0.9046

Item 1.     Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

MARCH 31, 2014

VISCOUNT SYSTEMS, INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)
For the three months ended March 31, 2014

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$1,986,952	$172,684
Trade accounts receivable, less allowance for doubtful accounts of $272,906 (2013 - $250,458)	559,067	585,153
Inventory (note 2)	491,849	532,798
Total current assets	3,037,868	1,290,635

Deposits	1,391	1,391
Equipment (note 3)	21,600	22,229
Intangible assets	20,893	26,116

Total assets	$3,081,752	$1,340,371
	.
Liablilities and stockholders' deficit

Current liabilities
Accounts payable	$136,020	$254,682
Accrued liabilities	629,021	601,270
Deferred revenue	33,272	37,543
Due to related parties (note 4)	18,798	33,727
Loans payable (note 5)	114,536	114,536
Total current liabilities	931,647	1,041,758

Derivative financial liabilities (notes 6 and 7)	7,238,956	5,118,454
	8,170,603	6,160,212

Stockholders' deficit
Capital stock
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share Issued and outstanding: 122,188,360 common shares (2013 - 97,075,003) (note 8)	144,966	119,853
1,115 preferred shares (2013 - 1,115) (note 8)	-	-
Additional paid-in capital	8,273,219	6,731,161
Accumulated deficit	(13,507,036)	(11,670,855)
Total stockholders' deficit	(5,088,851)	(4,819,841)

Total liabilities and stockholders' deficit	$3,081,752	$1,340,371

Commitments (note 10)
Subsequent event (note 12)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in Canadian dollars)
For the three months ended March 31, 2014

	March 31,	March 31,
	2014	2013

Sales	$936,873	$828,320
Cost of sales	528,295	338,891
Gross profit	408,578	489,429

Expenses
Selling, general and administrative	810,146	706,813
Research and development	121,243	33,164
Depreciation and amortization	5,852	6,023
	937,241	746,000

Loss before other items	(528,663)	(256,571)

Other items
Interest income	11	8
Fair value adjustment of derivative liabilities (note 7)	(1,285,127)	(1,589,753)
	(1,285,116)	(1,589,745)

Net loss and comprehensive loss	$(1,813,779)	$(1,846,316)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, Basic and diluted	122,188,330	86,733,750

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
(Unaudited)

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, December 31, 2012	86,733,750	$109,512.00	1,149	$-	$5,979,271.00	$(8,590,355.00)	$(2,501,572.00)

Series A dividends issued or to be issued	-	-	91	-	-	-	-
Conversion of Series A shares	3,071,253	3,071	(125)	-	192,404	-	195,475.00
Units issued for cash from equity securities, net of costs	6,750,000	6,750	-	-	487,025	-	493,775
Stock-based compensation - shares for consulting services	520,000	520	-	-	52,374	-	52,894
Stock-based compensation - warrants	-	-	-	-	20,087	-	20,087
Net loss	-	-	-	-	-	(3,080,500)	(3,080,500)

Balance, December 31, 2013	97,075,003	119,853	1,115	-	6,731,161	(11,670,855)	(4,819,841)

Series A dividends issued or to be issued	-	-	20	-	-	(22,402)	(22,402)
Units issued for cash from equity securities, net of costs	25,113,327	25,113	-	-	2,341,457	-	2,366,570
Value of warrant derivative liability	-	-	-	-	(799,399)	-	(799,399)
Net loss	-	-	-	-	-	(1,813,779)	(1,813,779)

Balance, March 31, 2014	122,188,330	$144,966	1,135	$-	$8,273,219	$(13,507,036)	$(5,088,851)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the three months ended
	March 31,	March 31,
	2014	2013

Operating activities:
Net loss	$(1,813,779)	$(1,846,316)
Items not involving cash:
Depreciation and amortization	5,852	6,023
Fair value adjustment of derivative liability	1,285,127	1,589,753
Changes in non-cash working capital balances (note 9)	(29,502)	(62,981)
Net cash used in operating activities	(552,302)	(313,521)

Financing activities:
Proceeds from private placement	2,366,570	-
Repayment of short term loans payable	-	(9,000)
Net cash provided by (used in) financing activities	2,366,570	(9,000)

Increase (decrease) in cash	1,814,268	(322,521)

Cash and cash equivalents, beginning of year	172,684	406,506

Cash and cash equivalents, end of year	$1,986,952	$83,985

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2014

1.	Basis of presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and by Article 8-03 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. These financial statements should be read in conjunction with the audited annual consolidated financial statements of Viscount Systems, Inc. (the “Company”) filed on Form 10-K for the year ended December 31, 2013. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2014 or for any other interim period.

The financial information as at March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $13,507,036, reported a loss for the three month period ended March 31, 2014 of $1,813,779, and has working capital of $2,106,221 at March 31, 2014. Cash flows used in operating activities for the three months ended March 31, 2014 were $552,302. The ability to sustain the current level of operations is dependant on growing sales and achieving profits. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Inventory

	March 31,	December 31,
	2014	2013

Raw materials	$271,480	$347,641
Work in process	40,664	43,177
Finished goods	179,705	141,980

	$491,849	$532,798

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2014

3.	Equipment

		Accumulated	Net book
March 31, 2014	Cost	depreciation	value

Computer equipment	$110,838	$100,987	$9,851
Office furniture and equipment	77,269	65,520	11,749

	$188,107	$166,507	$21,600

		Accumulated	Net book
December 31, 2013	Cost	depreciation	value

Computer equipment	$110,838	$100,758	$10,080
Office furniture and equipment	77,269	65,119	12,149

	$188,107	$165,877	$22,229

4.	Due to related parties

Amounts due to directors for director fees and travel expenses totaled $18,798 at March 31, 2014 (December 31, 2013 - $33,727). These amounts are unsecured, non-interest bearing and have no specified terms of repayment.

5.	Short term loans payable

Amounts due to third parties totaled $114,536 for outstanding loans and advances (December 31, 2013 - $114,536). These are non-interest bearing, unsecured and have no fixed terms of repayment.

6.	Series A convertible redeemable preferred stock

On June 7, 2012, the Company completed the sale of 1,000 shares of Series A Convertible Redeemable Preferred Stock (“Series A shares”), par value US$0.001 per share and stated value of US$1,000 per share, for gross proceeeds of US$1,000,000. The Series A shares contain certain rights and preferences as follows:

•	convertible into shares of common stock of the Company at the rate of US$0.0407 per common share or 85% of the previous twenty day volume weighted average pricing.
•	dividends of 8% per annum, payable in cash or Series A Shares quarterly.
•

voting and conversion rights of up to 4.99% of the outstanding common stock of the Company at the time of conversion per holder; registration rights to the holders of the Series A Shares that may be exercised in certain circumstances.

•

holders of Series A Shares are entitled to be paid 125% of the stated value of the Series A Shares, plus all accrued, but unpaid dividends on Series A Shares, upon liquidation or dissolution of the Company, including forms of mergers and acquisitions, in priority to any payments to the holders of shares of common stock.

•

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
Three months ended March 31, 2014

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

On October 19, 2012, the Company completed a sale of 100 shares of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share and stated value of $1,000 per share for gross proceeds of $100,000. The Series A shares contain certain rights and preferences as follows:

•	convertible into shares of common stock of the Company at the rate of US$0.05 per common share or 85% of the previous twenty day volume weighted average pricing.
•	dividends of 8% per annum, payable in cash or Series A Shares quarterly.
•	voting and conversion rights of up to 4.99% of the outstanding common stock of the Company at the time of conversion per holder.
•	registration rights to the holders of the Series A Shares that may be exercised in certain circumstances.
•

holders of Series A Shares are entitled to be paid 125% of the stated value of the Series A Shares, plus all accrued, but unpaid dividends on Series A Shares, upon liquidation or dissolution of the Company, including forms of mergers and acquisitions, in priority to any payments to the holders of shares of common stock.

•

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

Derivative financial liabilities consist of warrants and the conversion option associated with the Series A Shares (Note 6). These warrants together with other warrants issued in private placements, or as compensation to non employees, have exercise prices denominated in United States dollars which differs from the Company’s functional currency which is the Canadian dollar.

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

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014:

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2014

Fair Value Measurements Using Level 3 Inputs
	Derivative	Derivative	Derivative
	liability	liability	liability – series
	– warrants	– conversion option	A dividends	Total
Balance, December 31, 2012	$1,469,288	$1,520,875	$32,998	$3,023,161
Preferred share dividends	-	-	112,079	112,079
Allocation to APIC	186,030	-	-	186,030
Conversion to common shares	-	(195,475)	-	(195,475)
Total fair value adjustment	793,462	1,131,059	68,138	1,992,659
Balance, December 31, 2013	2,448,780	2,456,459	213,215	5,118,454
Preferred share dividends	-	-	35,976	35,976
Allocation to APIC	799,399	-	-	799,399
Total fair value adjustment	1,257,681	(7,235)	34,680	1,285,127
Balance, September 30, 2013	$4,505,860	$2,449,224	$283,872	$7,238,956

During the three months ended March 31, 2014, the Company recognized a charge to operations of $1,285,127 (March 31, 2013 – $1,589,753) being the change in the fair value of the derivative liability warrants, conversion option and dividends during the period.

During the three months ended March 31, 2014, the Company issued 22 Series A Shares in settlement of dividends with a value of $35,977. At March 31, 2014, there were 19.80 Series A Shares issuable in settlement of dividends which were subsequently issued with a value of $22,402.

The fair value of the warrants and dividends were determined using the Black-Scholes option pricing model and the conversion options were valued using the Binomial Lattice model using the following current market assumptions:

	March 31, 2014	December 31, 2013
Volatility	92% - 176%	92% - 186%
Risk-free interest rate	0.44% - 1.73%	0.63% - 1.39%
Expected life	1.84 – 5.00 yrs	2.19 – 4.75 yrs

8.	Capital stock

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

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2014

In connection with the offering, the Company paid to a registered broker-dealer a commission of US$71,000 in cash and share purchase warrants to acquire 788,888 shares of common stock of the Company at a price of US$0.09 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis.

On March 27, 2014, the Company completed a private placement of 16,502,220 shares of common stock at a price of US$0.09 per share for total proceeds of US$1,485,200. The Company also issued a total of 8,251,107 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.20 per share for a period of five years from the closing date.

On March 31, 2014, the Company issued an additional 277,778 shares of common stock at a price of US$0.09 per share for total proceeds of US$25,000. The Company also issued 138,888 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.20 per share for a period of five years from the closing date.

In connection with the offerings, the Company paid to a registered broker-dealer a commission of US$35,604 in cash and share purchase warrants to acquire 395,599 shares of common stock of the Company at a price of US$0.09 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis.

Stock Options:

All stock options granted are exercisable in US$. A smmary of the stock option activity is as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2013 and March 31, 2014	1,629,375	US$0.08

A summary of the stock options outstanding and exercisable at December 31, 2013 and March 31, 2014 is as follows:

			Weighted average	Weighted average		Aggregate
Exercise Price		Number	remaining contractual life	exercise price		intrinsic value

US$	0.04	65,625	1.73 years	US$	0.04	$ 5,250
	0.06	33,750	1.73 years		0.06	2,025
	0.08	1,500,000	2.03 years		0.08	60,000
	0.15	22,500	1.73 years		0.15	-
	0.20	7,500	1.73 years		0.20	-
		1,629,375	2.01 years	US$	0.08	$ 67,275

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.12 per share as of March 31, 2014, which would have been received from the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of March 31, 2014 was 1,599,375 (December 31, 2013 – 1,599,375).

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2014

Warrants:

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

A summary of warrant activity during the three months ended March 31, 2014 is as follows:

		Weighted average
	Number of warrants	exercise price
Outstanding at December 31, 2012	54,392,014	$0.08
Issued as part of private placement	4,050,000	0.20
Issued as compensation to consultant	230,000	0.20
Outstanding at December 31, 2013	58,672,014	0.09
Issued as part of private placements	13,741,141	0.20
Outstanding at March 31, 2014	72,413,155	$0.11

A summary of the warrants outstanding and exercisable at March 31, 2014 is as follows:

			Weighted Average
Weighted Average	Exercise Price	Number	Remaining Contractual Life
US$	0.080	2,499,999	1.93 years
	$0.080	9,500,001	1.93 years
US$	0.080	3,000,000	1.98 years
	$0.080	3,000,000	1.98 years
US$	0.080	3,600,000	2.17 years
	$0.080	7,350,000	2.17 years
	$0.150	2,500,000	0.47 years
	$0.010	1,000,000	0.93 years
US$	0.065	12,285,012	3.43 years
US$	0.050	2,457,002	3.43 years
US$	0.065	1,000,000	3.80 years
US$	0.050	200,000	3.80 years
US$	0.010	5,000,000	3.90 years
US$	0.050	1,000,000	3.90 years
US$	0.200	2,375,000	2.38 years
US$	0.200	675,000	2.39 years
US$	0.200	1,000,000	2.39 years
US$	0.200	230,000	2.41 years
US$	0.200	4,955,547	4.95 years
US$	0.200	8,641,151	4.99 years
US$	0.200	144,443	5.00 years
	$0.09	72,413,155	2.81 years

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2014

9.	Changes in non-cash working capital balances

	Three months ended March 31,
	2014	2013
Trade accounts receivable	$26,086	$(70,354)
Inventory	40,949	28,555
Accounts payable	(118,662)	26,400
Accrued liabilities	41,325	(36,828)
Deferred revenue	(4,271)	(10,811)
Due to related parties	(14,929)	57
	$(29,502)	$(62,981)

10.	Commitments and contingencies

The Company is committed to minimum annual payments for leases on its premises, automobiles, and office equipment as follows in each of the next four years:

Balance of year ending December 31, 2014	$339,966
Year ending December 31, 2015	$217,006
Year ending December 31, 2016	$127,248
Year ending December 31, 2017	$11,100

Rent expense included in the statements of operations for the three months ended March 31, 2014 is $35,186 (2013 - $35,186).

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

For the three month ended March 31, 2014	Manufacturing	Servicing	Total
Sales to external customers	$743,981	$192,892	$936,873
Depreciation and amortization	629	5,223	5,852
Segment income (loss) before other items	(605,024)	76,361	(528,663)
Total assets	$3,060,859	$20,893	$3,081,752

For the three months ended March 31, 2013	Manufacturing	Servicing	Total
Sales to external customers	$616,788	$211,532	$828,320
Depreciation and amortization	800	5,223	6,023
Segment income (loss) before other items	(323,272)	66,701	(256,571)
Total assets	$1,110,802	$41,785	$1,152,587

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2014

(b)

Of the total sales for the three months ended March 31, 2014, $178,840 (2013 - $134,758) was derived from U.S.-based customers and $758,033 (2013 - $693,562) from Canadian-based customers. Substantially all of the Company's operations, assets and employees are located in Canada.

	(c)	Major customers:

No customer represented more than 10% of total sales in either of the years presented.

	(d)	Products:

MESH sales represented 43.4% of total revenue during the three months ended March 31, 2014 (2013 – 51.6%). FREEDOM sales represented 23.2% of total revenue during the three months ended March 31, 2014 (2014 – 17.1%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

12.	Subsequent Event

On April 2, 2014, holders of 125 Series A shares elected to convert into 3,071,253 common shares at a conversion price of $0.0407.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the three months ended March 31, 2014 and 2013 were $936,873 and $828,320, respectively, an increase of $108,553 or 13.1% . Freedom sales for the three months ended March 31, 2014 and 2013 were $217,423 and $141,246, respectively, an increase of $76,177 or 53.9% . The bulk of this increase was the rapid growth of Freedom and Liberty sales which were just starting in 2013. MESH sales for the three months ended March 31, 2014 and 2013 were $403,340 and $427,267, respectively, a decrease of $23,927 or 5.6% . MESH sales have continued a slow decline due to the age of our low end product, and a lack of a mid-range product for the marketplace. Only our high end Mesh product is continuing to grow. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management. The Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant MESH server either in the building or anywhere in the world. The software component of Freedom is the MESH web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

For the three months ended March 31, 2014 and 2013, Freedom sales were 23.2% and 17.1%, respectively, of total sales. For the three months ended March 31, 2014 and 2013, MESH sales were 43.4% and 51.6%, respectively, of total sales.

The Company also provides Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,242 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2014 and 2013, customer service contracts and new equipment sales generated aggregate sales revenues of $258,988 and $260,293, respectively, a decrease of $1,305 or 0.50% . These two periods comparative periods were consistent.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,242 at March 31, 2014, as compared to 1,330 at March 31, 2013. The Company continues to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At March 31, 2014, the cost of the service agreements, net of accumulated amortization, was $20,893.

Cost of sales and services as a percentage of sales was 56.4% and 40.9% for the three months ended March 31, 2014 and 2013, respectively. Cost of sales increased due the inclusion of our Service Division cost, which was included in selling general and administration expenses in quarter ended March 31, 2013.Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended March 31, 2014 and 2013 was $408,578 and $489,429, respectively, a decrease of $80,851 or 16.52% . This corresponds with increased sales and a reclassification of cost of sales for the three months ended March 31, 2014 as compared to three months ended March 31, 2013.

Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 were $810,146 and $706,813, respectively, an increase of $103,333 or 14.6% . For the three months ended March 31, 2014 and 2013, selling, general and administrative expenses, as a percentage of sales, were 86.5% and 85.3%, respectively. These percentages are consistent with the total selling, general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively. Consulting fees for the three months ended March 31, 2014 and 2013 were $178,142 and $183,709, respectively, a decrease of $5,567 or 3.03% . Consulting fees remained consistent.

Research and development costs for the three months ended March 31, 2014 were $121,243. Government grants for the three months ended March 31, 2013 was $nil. The Company did not apply for a research grant during the first quarter ended March 31, 2014. Research and development costs for the three months ended March 31, 2013 were $104,666. Government grants for the three months ended March 31, 2013 totaled $71,502, resulting in net research and development costs of $33,164. Research and development costs have remained consistent for these two comparative periods.

Net loss for the three month period ended March 31, 2014 was $1,813,779, as compared to a net loss of $1,846,316 for the three month period ended March 31, 2013, a decreased loss of $32,537. During the three months ended March 31, 2014, expenses were controlled to maintain cash flow and to minimize the net loss. This number will change as include the derivative calculations.

Liquidity and Capital Resources

Cash as of March 31, 2014, as compared to December 31, 2013 was $1,986,952 and $172,684, respectively, an increase of $1,814,268. The Increase was mainly due to completing three private placements in March 2014, raising an aggregate of US$2,260,200.

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

On March 11, 2014, Viscount Systems, Inc. completed a private placement of 8,333,329 shares of common stock at a price of $0.09 per share for total proceeds of $750,000. The Company also issued a total of 4,166,659 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of $0.20 per share for a period of five years from the closing date.

In connection with the offering, the Company paid to a registered broker-dealer a commission of $71,000 in cash and share purchase warrants to acquire 788,888 shares of common stock of the Company at a price of $0.09 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis.

On March 27, 2014, Viscount Systems, Inc. completed a private placement of 16,502,220 shares of common stock at a price of $0.09 per share for total proceeds of $1,485,200. The Company also issued a total of 8,251,107 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of $0.20 per share for a period of five years from the closing date.

On March 31, 2014, the Company issued an additional 277,778 shares of common stock at a price of $0.09 per share for total proceeds of $25,000. The Company also issued 138,888 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of $0.20 per share for a period of five years from the closing date.

In connection with the offerings, the Company paid to a registered broker-dealer a commission of $35,604 in cash and share purchase warrants to acquire 395,599 shares of common stock of the Company at a price of $0.09 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis.

At March 31, 2014, the Company had a working capital of $2,106,221, as compared to working capital of $248,877 at December 31, 2013. Working capital had increased by $1,857,344. This increase was due to completing three private placements in March 2014, raising an aggregate of US$2,260,200. The current ratio at March 31, 2014 was 3.26, as compared with 1.24 at December 31, 2013.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $13,507,036, reported a loss for the three months ended March 31, 2014 of $1,813,779 and has working capital of $2,106,221 at March 31, 2014. Cash flows used in operating activities for the three months ended March 31, 2014 were $552,302. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management has determined that the Company will not need to raise anymore capital to continue normal operations for the next twelve months. If working capital becomes insufficient, the Company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the Company. In the event the Company hits its sales targets, the Company will have sufficient working capital for 2014. Management continues actively seeking new investors and developing customer relationships. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio was 46 days at March 31, 2014, 61 days at December 31, 2013 and 71 days at March 31, 2013. The outstanding term for our receivables has been decreasing due to more timely payments from a few slower paying customers. The accounts receivable reserve was $272,906 at March 31, 2014, as compared to $250,458 at December 31, 2013. The accounts receivable reserve has increased by $22,448 or 9.0%, since the year ended December 31, 2013. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At March 31, 2014, the Company’s current assets consist principally of cash, trade accounts receivables, and inventory.

As the Company’s liquidity increases, we will be purchasing more inventory and hiring more sales and technical staff to accommodate the expected increased future sales.

There are no material unused sources of liquid assets.

For the three months ended March 31, 2014, there were no capital expenditures.

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

The Company does not have any material commitments for capital expenditures as of March 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

During the period ended March 31, 2014 a total of US $10,000 was paid to related parties for Director fees. An additional US $36,963 was paid to related parties as consulting fees during the period.

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

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. The Company increased its provision for obsolete inventory by approximately $100,000 during the first quarter of 2014, as a result of a revised estimate by management.

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

Item 4.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2014, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER IFORMATION

Item 6.    Exhibits

10.1	Employment Agreement between the Company and Dennis Raefield dated February 17, 2014

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2014	VISCOUNT SYSTEMS, INC.
(Registrant)

By:	/s/ Dennis Raefield
Dennis Raefield, President
Principal Executive Officer
and Principal Financial Officer