Form 10-Q
period 2014-06-30
VISCOUNT SYSTEMS INC
filed 2014-08-13
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
As of June 30, 2014 the registrant’s outstanding common stock consisted of 126,009,581 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2014, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.0670 for USD$1.0000 or CAD$1.0000 for USD$0.9372.

Item 1.     Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

JUNE 30, 2014

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$1,324,116	$172,684
Trade accounts receivable, less allowance for doubtful accounts of $234,637 (2013 - $250,458)	758,123	585,153
Inventory (note 2)	482,917	532,798
Total current assets	2,565,155	1,290,635

Deposits	1,391	1,391
Equipment (note 3)	83,193	22,229
Intangible assets	15,670	26,116

Total assets	$2,665,409	$1,340,371
	.
Liablilities and stockholders' deficit

Current liabilities
Accounts payable	$319,538	$254,682
Accrued liabilities	510,085	601,270
Deferred revenue	40,930	37,543
Due to related parties (note 4)	7,253	33,727
Loans payable (note 5)	114,536	114,536
Total current liabilities	992,343	1,041,758

Derivative financial liabilities (notes 6 and 7)	6,278,209	5,118,454
	7,270,552	6,160,212

Stockholders' deficit
Capital stock (note 8)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share Issued and outstanding: 126,009,581 common shares (2013 - 97,075,003) (note 8)	148,787	119,853
1,030 preferred shares (2013 - 1,115) (note 8)	-	-
Additional paid-in capital	10,019,870	6,731,161
Accumulated deficit	(14,773,800)	(11,670,855)
Total stockholders' deficit	(4,605,143)	(4,819,841)

Total liabilities and stockholders' deficit	$2,665,409	$1,340,371

Commitments (note 10)
See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in Canadian dollars)
For the six months ended June 30, 2014

	Three months ended		Six months ended
	June 30		June 30
	2014	2013	2014	2013

Sales	$1,356,163	$1,041,088	$2,293,036	$1,869,408
Cost of sales	678,347	418,185	1,206,642	757,076
Gross profit	677,816	622,903	1,086,394	1,112,332

Expenses
Selling, general and administrative	2,729,210	869,354	3,539,356	1,576,169
Research and development	170,780	40,765	292,023	73,929
Depreciation and amortization	9,349	5,980	15,201	12,001
	2,909,339	916,099	3,846,579	1,662,099

Loss before other items	(2,231,523)	(293,196)	(2,760,185)	(549,767)

Other items
Interest income	1,310	15	1,321	23
Fair value adjustment of derivative liabilities (note 7)	983,636	(414,157)	(301,491)	(2,003,910)
	984,946	(414,142)	(300,170)	(2,003,887)

Net loss and comprehensive loss	(1,246,577)	(707,338)	(3,060,356)	(2,553,654)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, Basic and diluted	125,567,124	90,172,431	112,753,253	88,462,590

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
(Unaudited)

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, December 31, 2012	86,733,750	$109,512.00	1,149	-	$5,979,271.00	$(8,590,355.00)	$(2,501,572.00)

Series A dividends issued or to be issued	-	-	91	-	-	-	-
Conversion of Series A shares	3,071,253	3,071	(125)	-	192,404	-	195,475.00
Units issued for cash from equity securities, net of costs	6,750,000	6,750	-	-	487,025	-	493,775
Stock-based compensation - shares for consulting services	520,000	520	-	-	52,374	-	52,894
Stock-based compensation - warrants	-	-	-	-	20,087	-	20,087
Net loss	-	-	-	-	-	(3,080,500)	(3,080,500)

Balance, December 31, 2013	97,075,003	119,853	1,115	-	6,731,161	(11,670,855)	(4,819,841)

Series A dividends issued or to be issued	-	-	40	-	-	(42,589)	(42,589)
Series A dividends issued or to be issued							0
Units issued for cash from equity securities, net of costs	25,113,327	25,113	-	-	2,341,457	-	2,366,570
Value of warrant derivative liability	-	-	-	-	(799,399)	-	(799,399)
ConversionofSeriesAshares	3,071,253	3,071	(125)		312,525		315,596
Rachetsharesissued	749,998	750			74,250		75,000
Stock-based compensation					1,359,876	-	1,359,876
Net loss	-	-	-	-	-	(3,060,356)	(3,060,356)

Balance, June 30, 2014	126,009,581	$148,787	1,030	$-	$10,019,870	$(14,773,800)	$(4,605,143)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the six months ended
	June 30,	June 30,
	2014	2013

Operating activities:
Net loss	$(3,060,356)	$(2,553,654)
Items not involving cash:
Depreciation and amortization	15,201	12,001
Fair value adjustment of derivative liability	301,491	2,003,910
Selling, general and administrative expenses paid by stock options and warrants	1,730,771	72,973
Changes in non-cash working capital balances (note 9)	(136,526)	(96,336)
Net cash used in operating activities	(1,149,419)	(561,106)

Investing activities:
Purchase of equipment	(65,719)	-
Net cash used in investing activities	(65,719)	-

Financing activities:
Proceeds from private placement	2,366,570	681,262
Repayment of short term loans payable	-	(21,000)
Net cash provided by financing activities	2,366,570	660,262

Increase in cash	1,151,432	99,156

Cash, beginning of period	172,684	406,506

Cash, end of period	$1,324,116	$505,662

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2014

1.	Basis of presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10- Q and by Article 8-03 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. These financial statements should be read in conjunction with the audited annual consolidated financial statements of Viscount Systems, Inc. (the “Company”) filed on Form 10-K for the year ended December 31, 2013. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2014 or for any other interim period.

The financial information as at June 30, 2014 and for the three months and six month periods ended June 30, 2013 and 2014 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $14,773,800 and reported a loss for the six month period ended June 30, 2014 of $3,060,356. The ability to sustain the current level of operations is dependant on growing sales and achieving profits. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Inventory

	June 30,	December 31,
	2014	2013

Raw materials	$290,024	$347,641
Work in process	42,476	43,177
Finished goods	150,417	141,980

	$482,917	$532,798

3.	Equipment

		Accumulated	Net book
June 30, 2014	Cost	depreciation	value

Computer equipment	$120,456	$101,436	$19,020
Leasehold Improvements	35,249	2,820	32,429
Office furniture and equipment	98,120	66,375	31,744

	$253,825	$170,631	$83,193

		Accumulated	Net book
December 31, 2013	Cost	depreciation	value

Computer equipment	$110,838	$100,758	$10,080
Office furniture and equipment	77,269	65,119	12,149

	$188,107	$165,877	$22,229

4.	Due to related parties

Amounts due to directors for director fees and travel expenses totaled $7,253 at June 30, 2014 (December 31, 2013 - $33,727). These amounts are unsecured, non-interest bearing and have no specified terms of repayment.

5	Short term loans payable

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

7.	Derivative liabilities

Balance, December 31, 2013	$5,118,454
Fair value change of warrants	1,159,755
Balance, June 30, 2014	$6,278,209

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

The fair value of the warrants and dividends were determined using the Black-Scholes option pricing model and the conversion options were valued using the Binomial Lattice model using the following current market assumptions:

	June 30, 2014	December 31, 2013
Volatility	92% - 176%	92% - 186%
Risk-free interest rate	0.44% - 1.73%	0.63% - 1.39%
Expected life	1.84 – 5.00 yrs	2.19 – 4.75 yrs

8.	Capital stock

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

Stock Options:

All stock options granted are exercisable in US$. A summary of the stock option activity is as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2013 and June 30, 2014	11,895,825	US$0.09

A summary of the stock options outstanding and exercisable at December 31, 2013 and June 30, 2014 is as follows:

		Weighted average	Weighted average	Aggregate
Exercise Price	Number	remaining contractual life	exercise price	intrinsic value

US$ 0.04	65,625	1.48 years	US$ 0.04	$ 4,594
0.06	33,750	1.48 years	0.06	1,688
0.08	1,500,000	1.78 years	0.08	45,000
0.09	1,105,000	4.88 years	0.09	22,100
0.09	9,161,450	4.88 years	0.09	183,229
0.15	22,500	1.48 years	0.15	-
0.20	7,500	1.48 years	0.20	-
	11,895,825	4.45 years	US$ 0.09	$ 256,610

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.11 per share as of June 30, 2014, which would have been received from the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2014 was 256,610 (December 31, 2013 – 1,599,375).

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

On April 4, 2014, the Company issued a board member 250,000 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.09 per share for a period of three years expiring April 4, 2017.

On April 14, 2014, the Company issued board members 2,690,000 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.10 per share for a period of five years expiring April 14, 2019. The Company also issued to a board member 250,000 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.09 per share for a period of five years expiring April 14, 2019.

On April 16, 2014, the Company extended the term of 4,162,650 warrants issued as part of a private placement that closed on April 16, 2007 and expired on April 16, 2012, for a period of three years expiring April 16, 2017. Each warrant is exercisable to acquire an additional share of the Company at an exercise price of US$0.25 per share.

The Company issued common shares at a price of US$0.10 per share and share purchase warrants of the Company exercisable at an exercise price of US$0.20 per share pursuant to securities purchase agreements entered into between the Company and certain investors in May 2013. These May 2013 shares and and May 2013 warrants are subject to adjustment due to the issuance of common shares at a price of US$0.09 per share in the Company’s private placement that closed on March 11, 2014. On May 20, 2014, pursuant to the adjustment, the Company issued to investors of the 2013 Offering a total of 749,998 shares of common stock at a price of US$0.09 per share as fully paid and non-assessable and 374,996 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.18 per share for a term of two years expiring May 17, 2016.

A summary of warrant activity during the six months ended June 30, 2014 is as follows:

		Weighted average
	Number of warrants	exercise price
Outstanding at December 31, 2012	54,392,014	$0.08
Issued as part of private placement	4,050,000	0.20
Issued as compensation to consultant	230,000	0.20
Outstanding at December 31, 2013	58,672,014	0.09
Issued as part of private placements	14,116,137	0.20
Issued at compensation warrants	7,352,650	0.09
Outstanding at June 30, 2014	80,140,801	$0.12

A summary of the warrants outstanding and exercisable at June 30, 2014 is as follows:

			Weighted Average
Weighted Average	Exercise Price	Number	Remaining Contractual Life
US$	0.080	2,499,999	1.93 years
	$0.080	9,500,001	1.93 years
US$	0.080	3,000,000	1.98 years
	$0.080	3,000,000	1.98 years
US$	0.080	3,600,000	2.17 years
	$0.080	7,350,000	2.17 years
	$0.150	2,500,000	0.47 years
	$0.010	1,000,000	0.93 years
US$	0.065	12,285,012	3.43 years
US$	0.050	2,457,002	3.43 years
US$	0.065	1,000,000	3.80 years
US$	0.050	200,000	3.80 years
US$	0.010	5,000,000	3.90 years
US$	0.050	1,000,000	3.90 years
US$	0.200	2,375,000	2.38 years
US$	0.200	675,000	2.39 years
US$	0.200	1,000,000	2.39 years
US$	0.200	230,000	2.41 years
US$	0.200	4,955,547	4.95 years
US$	0.200	8,641,151	4.99 years
US$	0.200	144,443	5.00 years
US$	0.090	250,000	2.76 years
US$	0.090	250,000	4.79 years
US$	0.100	1,540,000	4.79 years
US$	0.100	1,150,000	4.79 years

US$	0.080	4,162,650	2.80 years
US$	0.180	263,886	1.88 years
US$	0.180	111,110	1.88 years
	$0.085	80,140,801	2.86 years

9.	Changes in non-cash working capital balances

	Six months ended June 30,
	2014	2013
Trade accounts receivable	$(172,970)	$(101,923)
Inventory	49,881	(48,301)
Accounts payable	64,856	68,210
Accrued liabilities	(55,206)	(32,299)
Deferred revenue	3,387	1,332
Due to related parties	(26,474)	16,645
	$(136,526)	$(96,336)

10.	Commitments and contingencies

The Company is committed to minimum annual payments for leases on its premises, automobiles, and office equipment as follows in each of the next four years:

Balance of year ending December 31, 2014	$274,069
Year ending December 31, 2015	$217,006
Year ending December 31, 2016	$127,248
Year ending December 31, 2017	$11,100

Rent expense included in the statements of operations for the three months ended June 30, 2014 is $35,186 (2013 - $35,186) and for the six months ended June 30, 2014 is $70,372 (2013 - $70,372).

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

For the three month ended June 30, 2014	Manufacturing	Servicing	Total
Sales to external customers	$1,054,015	$302,148	$1,356,163
Depreciation and amortization	4,126	5,223	9,349
Segment income (loss) before other items	(2,285,074)	53,551	(2,231,523)
Total assets	$2,549,739	$15,670	$2,665,409

For the three months ended June 30, 2013	Manufacturing	Servicing	Total
Sales to external customers	$633,584	$267,504	$901,088
Depreciation and amortization	1,131	5,223	6,354
Segment income (loss) before other items	(1,419,159)	44,267	(1,374,892)
Total assets	$1,518,281	$57,454	$1,575,735

For the six month ended June 30, 2014	Manufacturing	Servicing	Total
Sales to external customers	$1,797,996	$495,040	$2,293,036
Depreciation and amortization	4,755	10,446	15,201
Segment income (loss) before other items	(3,190,268)	129,912	(3,060,356)
Total assets	$2,649,739	$15,670	$2,665,409

For the six months ended June 30, 2013	Manufacturing	Servicing	Total
Sales to external customers	$1,238,035	$631,373	$1,869,408
Depreciation and amortization	1,555	10,446	12,001
Segment income (loss) before other items	(761,015)	211,248	(549,767)
Total assets	$1,640,148	$36,562	$1,676,710

(b)

Of the total sales for the six months ended June 30, 2014, $592,925 (2013 - $230,525) was derived from U.S.- based customers and $1,700,111 (2013 - $1,638,882) from Canadian-based customers. Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:
No customer represented more than 10% of total sales in either of the years presented.

(d)	Products:

MESH sales represented 38.5% of total revenue during the six months ended June 30, 2014 (2013 – 48.7%). FREEDOM sales represented 33.4% of total revenue during the six months ended June 30, 2014 (2013 – 18.5%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

12.	Subsequent Event

On July 8, 2014, the Company amended the 2003 stock option plan (the “Plan”), effective January 2, 2013, to increase the number of issuable common shares under the Plan to reflect a share consolidation completed in 2011 and to remove the expiry date of the Plan. Stock options granted under the Plan since January 2, 2013 have been confirmed, ratified, and approved by the Board. All outstanding stock options granted under the Plan are validly issued and outstanding under the Plan, as amended.

On July 8, 2014, the Company issued 105,000 compensation stock options exercisable into common shares of the Company at a price of US$0.10 per share for a period of three years from the date of issuance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the three months ended June 30, 2014 and 2013 were $1,356,163 and $1,041,088, respectively, an increase of $315,075 or 30.3%. Sales for the quarter ended March 31, 2014 were $936,873. This quarter ended June 30, 2014 has increased to $1,356,163, an increase of $419,290, or 44.8%, as compared to the first quarter ended March 31, 2014. Sales for the six months ended June 30, 2014 and 2013 were $2,293,036 and $1,869,408, respectively, an increase of $423,628 or 22.7%. Freedom sales for the three months ended June 30, 2014 and 2013 were $547,654 and $203,882, respectively, an increase of $343,772 or 268.6%. Freedom sales for the six months ended June 30, 2014 and 2013 were $765,077 and $345,128, respectively, an increase of $419,949 or 221.7% .. The bulk of this increase was the rapid growth of Freedom and Liberty sales which were just starting in 2013. MESH sales for the three months ended June 30, 2014 and 2013 were $480,313 and $483,878, respectively, a slight decrease of $3,565 or 0.7%. MESH sales for the six months ended June 30, 2014 and 2013 were $883,653 and $911,145, respectively, a decrease of $27,492 or 3.0%. For the six months ended June 30, 2014 and 2013, Freedom sales were 33.4% and 18.5%, respectively, of total sales. For the six months ended June 30, 2014 and 2013, MESH sales were 38.5% and 48.7%, respectively, of total sales.

On the legacy business side, MESH sales have continued their slow decline due to the age of our low end product, and a lack of a mid-range product for the marketplace. Only our high-end MESH touch screen product is continuing to grow. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management.

On the new product lines, our Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in I/O to a POE switch and then every card usage is processed on a redundant Freedom server either in the building or anywhere in the world. The software component of Freedom is a web browser security operating platform. Unlike control panels, the user database and the door control software is processed in IT language located on a server(s), thereby future-proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional costly hardware every time a reader is added to the system.

The Company also provides legacy Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,219 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata property management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the six months ended June 30, 2014 and 2013, customer service contracts and new equipment sales generated aggregate sales revenues of $495,040 and $627,573, respectively, a decrease of $132,533 or 21.1% .. This decrease was due to a $30,000 decrease in service contract expirations and the balance was due to decreased installation projects.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,219 at June 30, 2014, as compared to 1,286 at June 30, 2013. Service contracts continue to decrease at approximately 1% per quarter due to contract expirations, as customers switch from the older Enterphone units, under contract, to new products under warranty. The Company continues to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At June 30, 2014, the cost of the service agreements, net of accumulated amortization, was $15,670.

Cost of sales and services as a percentage of sales was 50.0% and 40.2% for the three months ended June 30, 2014 and 2013, respectively. Cost of sales and services as a percentage of sales was 52.6% and 40.5% for the six months ended June 30, 2014 and 2013, respectively. Cost of sales increased due the inclusion of our Service Division cost, which was previously included in selling, general and administration expenses in quarter ended March 31, 2014. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended June 30, 2014 and 2013 was $677,816 and $622,903, respectively, an increase of $54,913 or 8.8%. Gross profit for the six months ended June 30, 2014 and 2013 was $1,086,394 and $1,112,332, respectively, a decrease of $25,938 or 2.3%. This corresponds with increased sales and a reclassification of cost of sales for the three and six months ended June 30, 2014, as compared to three and six months ended June 30, 2013.

Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 were $2,729,210 and $869,354, respectively, an increase of $1,859,856 or 313.9%. Selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 were $3,539,356 and $1,576,169, respectively, an increase of $1,963,187 or 224.6%. Included in the selling, general and administrative expenses for the three and six months ended June 30, 2014 is $1,730,770 of non-cash stock compensation expense for the issuance of warrants and stock options to, management, and staff. Excluding this compensation expense from selling, general and administrative expenses the three and six months periods ending June 30, 2014 would result in totals of $998,440 and $1,808,586, respectively, a significant reduction in true SG&A expenses, excluding the non-cash charges. This non-cash compensation expense inclusion skews the percentages for the six months ended June 30, 2014 selling, general and administrative expenses, as a percentage of sales, to be 154.4%, as compared to the six months ended June 30, 2013 being 84.3%. Excluding the compensation expense from the selling, general and administrative expenses for the six months ended June 30, 2014 would result in selling, general and administrative expense as a percentage of total sales to be 78.9%. Consulting fees for the six months ended June 30, 2014 and 2013 were $325,724 and $468,250, respectively, a decrease of $142,526 or 30.4%. This decrease was due to some consultants becoming employees of the Company.

Research and development costs for the three and six months ended June 30, 2014 were gross $170,780 and $292,023, respectively. Research and development costs for the three months ended June 30, 2013 were gross $113,690. The quarter ended June 30, 2014 increased $57,090 over the quarter of June 30, 2013 due to the hiring of three newly created technical support positions. Government grants for the three months ended June 30, 2013 totaled $72,925, resulting in net research and development costs of $40,765. Research and development costs for the six months ended June 30, 2013 were gross $218,356. Government grants for the six months ended June 30, 2013 totaled $144,426, resulting in net research and development costs of $73,929.

Loss before other items for the three month period ended June 30, 2014 was $2,231,523, as compared to a loss before other items of $293,196 for the three month period ended June 30, 2013, an increased loss of $1,938,327. Included in the net loss for the three month period ended June 30, 2014 was a non-cash compensation expense of $1,730,770 for the issuance of warrants and stock options to management and staff. Otherwise, excluding this compensation expense would result in a loss before other items for the three months ended June 30, 2014 of $500,753. This adjusted loss before other items of $500,753 is an increased loss of $207,557, as compared to the loss before other items of $293,196 for the three months ended June 30, 2013. Loss before other items for the six month period ended June 30, 2014 was $2,760,185, as compared to a loss before other items of $549,767 for the six month period ended June 30, 2013, an increased loss of $2,210,418. Included in the loss for the six months ended June 30, 2014 was a non-cash compensation expense of $1,730,770 for the issuance of warrants and stock options to management and staff. Otherwise, excluding this compensation expense would result in a loss before other items $1,029,415 for the six months ended June 30, 2014. This adjusted loss before other items of $1,029,415 shows an increased loss of $479,648 for the six months ended June 30, 2014, as compared to the loss before other items of $549,767 for the six months ended June 30, 2013.

Liquidity and Capital Resources

Cash as of June 30, 2014, as compared to December 31, 2013 was $1,324,116 and $172,684, respectively, an increase of $1,151,432. The Increase was mainly due to completing three private placements in March 2014, raising a gross aggregate of US$2,260,200. Net proceeds after placement fees, legal costs, and operational costs resulted in a net cash raise of approximately $1,986,952.

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

At June 30, 2014, the Company had a working capital of $1,572,812, as compared to working capital of $248,877 at December 31, 2013. Working capital had increased by $1,323,935. This increase was due to completing three private placements in March 2014, raising a gross aggregate of US$2,260,200. The current ratio at June 30, 2014 was 2.57, as compared with 1.24 at December 31, 2013.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $14,773,800, reported a loss for the six months ended June 30, 2014 of $3,060,356 and has working capital of $1,578,812 at June 30, 2014. Cash flows used in operating activities for the six months ended June 30, 2014 were $1,149,419. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management has determined that the Company will not need to raise anymore capital to continue normal operations for the next twelve months. If working capital becomes insufficient, the Company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the Company. In the event the Company hits its sales targets, the Company will have sufficient working capital for 2014. Management continues actively seeking new investors and developing customer relationships. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio was 44 days at June 30, 2014, 61 days at December 31, 2013 and 62 days at June 30, 2013. The outstanding term for our receivables has been decreasing due to more aggressive collection efforts from a few slower paying customers. The accounts receivable reserve was $234,637 at June 30, 2014, as compared to $250,458 at December 31, 2013. The accounts receivable reserve has decreased by $15,821 or 6.3% since the year ended December 31, 2013. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At June 30, 2014, the Company’s current assets consist principally of cash, trade accounts receivables, and inventory.

As the Company’s liquidity increases, we will be purchasing more inventory and hiring more sales and technical staff to accommodate the expected increased future sales.

There are no material unused sources of liquid assets.

For the three months ended June 30, 2014, capital expenditures included the acquisition of $19,052 of new furniture & fixtures, $35,249 for leasehold improvements and $20,582 for a new office telephone system.

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

The Company does not have any material commitments for capital expenditures as of June 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

During the period ended June 30, 2014 a total of CDN $26,087 was paid to related parties for director fees. An additional CDN $58,134 was paid to related parties as consulting fees during the period.

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

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. The Company increased its provision for obsolete inventory by approximately $100,000 during the first quarter of 2014, as a result of a revised estimate by management. There was no adjustment to the provision for obsolete inventory during the second quarter of 2014.

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

Item 4.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2014, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.      Exhibits

10.1	Amendment to the 2003 Stock Option Plan

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2014	VISCOUNT SYSTEMS, INC.
(Registrant)

By:	/s/ Dennis Raefield
Dennis Raefield, President
Principal Executive Officer
and Principal Financial Officer