Form 10-Q
period 2014-09-30
VISCOUNT SYSTEMS INC
filed 2014-11-13
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
As of November 4, 2014 the registrant’s outstanding common stock consisted of 126,009,581 shares.

PART I.    FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Terms such as “we believe”, “we expect” or “we project”, and similar terms, are examples of forward looking statements that we may use in this report. Such statements also relate to the sales trends of our Enterphone 2000, EPX, previously named Enterphone 3000, Freedom, Liberty, and MESH product lines, general revenues, income, the number of new construction projects or building upgrades that may generate sales of our product, and in general the market for our products. Any projections herein are based solely on management’s views, and were not prepared in accordance with any accounting guidelines applicable to projections. Accordingly, these forward looking statements are intended to provide the reader with insight into management’s proposals, expectations, strategies and general outlook for our business and products, but because of the risks associated with those statements, including those described herein and in our annual report, readers should not rely upon those statements in making an investment decision. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements.

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at November 4, 2014, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.1357 for USD$1.0000 or CAD$1.0000 for USD$0.8805.

Item 1.    Financial Statements

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

SEPTEMBER 30, 2014

VISCOUNT SYSTEMS, INC.
Interim Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$681,487	$172,684
Trade accounts receivable, less allowance for doubtful accounts of $209,852 (2013 - $250,458)	929,350	585,153
Inventory (note 2)	345,024	532,798
Total current assets	1,955,861	1,290,635

Deposits	1,391	1,391
Equipment (note 3)	181,556	22,229
Intangible assets	10,447	26,116

Total assets	$2,149,254	$1,340,371
	.
Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$226,980	$254,682
Accrued liabilities	539,211	601,270
Lease obligation - current	10,068	-
Deferred revenue	37,849	37,543
Due to related parties (note 4)	4,003	33,727
Loans payable (note 5)	114,536	114,536
Total current liabilities	932,647	1,041,758

Lease obligation - long term	19,836	-
Derivative financial liabilities (notes 6 and 7)	4,795,689	5,118,454
	5,748,171	6,160,212

Stockholders' deficit
Capital stock (note 8)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share Issued and outstanding: 126,009,581 common shares (2013 - 97,075,003) (note 8)	148,787	119,853
1,051 preferred shares (2013 - 1,115) (note 8)	-	-
Additional paid-in capital	10,269,573	6,731,161
Accumulated deficit	(14,017,277)	(11,670,855)
Total stockholders' deficit	(3,598,917)	(4,819,841)

Total liabilities and stockholders' deficit	$2,149,254	$1,340,371

Commitments (note 10)

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in Canadian dollars)
For the nine months ended September 30, 2014

	Three months ended		Nine months ended
	September 30		September 30
	2014	2013	2014	2013

Sales	$1,419,204	$1,075,815	$3,712,240	$2,945,223
Cost of sales	807,422	437,362	2,010,831	1,194,438
Gross profit	611,782	638,453	1,701,409	1,750,785

Expenses
Selling, general and administrative	645,323	850,094	4,671,786	2,418,418
Research and development	189,555	99,244	481,578	181,018
Depreciation and amortization	21,136	5,933	36,337	17,934
	856,014	955,271	5,189,701	2,617,370

Loss before other items	(244,232)	(316,818)	(3,488,292)	(866,585)

Other items
Interest income	2,109	288	3,430	311
Fair value adjustment of derivative liabilities (Note 7)	(452,426)	-	1,203,575	30,098
	(450,317)	288	1,207,005	30,409

Net loss and comprehensive loss	$(694,549)	$(316,530)	$(2,281,287)	$(836,176)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, Basic and diluted	126,009,581	94,510,000	117,236,991	90,329,940

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
(Unaudited)

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, December 31, 2012	86,733,750	$109,512.00	1,149	-	$5,979,271.00	$(8,590,355.00)	$(2,501,572.00)

Series A dividends issued or to be issued	-	-	91	-	-	-	-
Conversion of Series A shares	3,071,253	3,071	(125)	-	192,404	-	195,475.00
Units issued for cash from equity securities, net of costs	6,750,000	6,750	-	-	487,025	-	493,775
Stock-based compensation - shares for consulting services	520,000	520	-	-	52,374	-	52,894
Stock-based compensation - warrants	-	-	-	-	20,087	-	20,087
Net loss	-	-	-	-	-	(3,080,500)	(3,080,500)

Balance, December 31, 2013	97,075,003	119,853	1,115	-	6,731,161	(11,670,855)	(4,819,841)

Series A dividends issued	-	-	61	-	-	(65,135)	(65,135)
Units issued for cash from equity securities, net of costs	25,113,327	25,113	-	-	2,341,457	-	2,366,570
Value of warrant derivative liability	-	-	-	-	(799,399)	-	(799,399)
Conversion of Series A shares	3,071,253	3,071	(125)		312,525		315,596
Rachet shares issued	749,998	750			74,250		75,000
Stock-based compensation					1,609,579	-	1,609,579
Net loss	-	-	-	-	-	(2,281,287)	(2,281,287)

Balance, September 30, 2014	126,009,581	$148,787	1,051	$-	$10,269,573	$(14,017,277)	$(3,598,917)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the nine months ended
	September 30	September 30
	2014	2013

Operating activities:
Net loss	$(2,281,287)	$(836,176)
Items not involving cash:
Depreciation and amortization	36,337	17,934
Fair value adjustment of derivative liability	(1,203,575)	(30,098)
Inventory obsolescence	150,000	-
Non-cash selling, general and administrative expenses	1,980,474	72,981
Changes in non-cash working capital balances (note 9)	(389,625)	(82,743)
Net cash used in operating activities	(1,707,676)	(858,102)

Investing activities:
Purchase of equipment	(150,091)	-
Net cash used in investing activities	(150,091)	-

Financing activities:
Proceeds from private placement	2,366,570	681,262
Repayment of short term loans payable	-	(30,000)
Net cash provided by financing activities	2,366,570	651,262

Increase in cash	508,803	(206,840)

Cash, beginning of period	172,684	406,506

Cash, end of period	$681,487	$199,666

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to interim condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Nine months ended September 30, 2014

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

The financial information as at September 30, 2014 and for the three months and nine month periods ended September 30, 2013 and 2014 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $14,017,277 and reported a loss for the nine month period ended September 30, 2014 of $2,281,287. The ability to sustain the current level of operations is dependant on growing sales and achieving profits. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Inventory

	September 30,	December 31,
	2014	2013

Raw materials	$102,389	$347,641
Work in process	62,609	43,177
Finished goods	180,026	141,980

	$345,024	$532,798

3.	Equipment

		Accumulated	Net book
September 30, 2014	Cost	depreciation	value

Automobile	$25,209	$5,042	$20,167
Computer equipment	150,431	103,935	46,495
Leasehold improvements	58,672	9,994	48,678
Office furniture and equipment	133,790	67,573	66,216

	$368,102	$186,546	$181,556

		Accumulated	Net book
December 31, 2013	Cost	depreciation	value

Computer equipment	$110,838	$100,758	$10,080
Office furniture and equipment	77,269	65,119	12,149

	$188,107	$165,877	$22,229

4.	Due to related parties

Amounts due to directors for director fees and travel expenses totaled $4,003 at September 30, 2014 (December 31, 2013 - $33,727). These amounts are unsecured, non-interest bearing and have no specified terms of repayment.

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

In connection with the Series A Shares issuance, the Company also issued 12,285,012 warrants, each exercisable into one common shares at US$0.08 per share for a period of 5 years. The Company paid a cash comission of US$100,000 and issued 2,457,002 agents warrants. Each agent warrant is exercisable into one common share of the Company at US$0.05 per share for a period of 5 years. The warrants may be exercised on a cashless basis.

On October 19, 2012, the Company completed a sale of 100 shares of Series A Shares for proceeds of $100,000. The Series A Shares contain certain rights and preferences as follows:

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

In connection with the Series A share issuance, the Company also issued to the investors 1,000,000 warrants, each exercisable into one common share at US$0.08 per share for a period of 5 years. The company paid a cash commission of US$10,000 and issued 200,000 agents’ warrants. Each agent warrant is exercisable into one common share of the Company at $0.05 per share for a period of 5 years. The warrants may be exercised on a cashless basis.

7.	Derivative liabilities

Balance, December 31, 2013	$5,118,454
Fair value change of derivative liabilities	(1,203,575)
Fair value of preferred shares issued as dividends	101,112
Fair value of warrants issued and extended	1,095,294
Conversion of preferred shares	(315,596)
Balance, September 30, 2014	$4,795,689

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company, as well as conversion options and dividends on Series A Shares.

The fair value of the warrants and dividends were determined using the Black-Scholes option pricing model and the conversion options were valued using the Binomial Lattice model using the following current market assumptions:

	September 30, 2014	December 31, 2013
Volatility	92% - 176%	92% - 186%
Risk-free interest rate	0.44% - 1.73%	0.63% - 1.39%
Expected life	1.84 – 5.00 yrs	2.19 – 4.75 yrs

8.	Capital stock

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

Stock Options:

All stock options granted are exercisable in US$. A summary of the stock option activity is as follows:

		Weighted average
	Number of options	Exercise price
Outstanding at December 31, 2012	8,206,875	US$0.05
Expired/cancelled	(6,577,500)	US$0.05
Outstanding at December 31, 2013	1,629,375	US$0.08
Granted	10,411,450	US$0.10
Outstanding at September 30, 2013	12,040,825	US$0.09

A summary of the stock options outstanding and exercisable at September 30, 2014 is as follows:

			Weighted average		Weighted average		Aggregate
	Exercise Price	Number	remaining contractual life		exercise price		intrinsic value

US$	0.04	65,625	1.48 years	US$	0.04		$3,281
	0.06	33,750	1.48 years		0.06		1,013
	0.08	1,500,000	1.78 years		0.08		15,000
	0.09	1,105,000	4.88 years		0.09		-
	0.09	9,161,450	4.88 years		0.09		-
	0.10	105,000	2.77 years		0.10		-
	0.10	40,000	2.91 years		0.10		-
	0.15	22,500	1.48 years		0.15		-
	0.20	7,500	1.48 years		0.20		-
		12,040,825	4.15 years	US$	0.09	$	$ 19,294

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.09 per share as of September 30, 2014, which would have been received from the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2014 was 1,599,375 (December 31, 2013 – 1,599,375).

Warrants:

On May 30, 2013, the Company issued 230,000 warrants to a consultant in connection with a advisory services agreement. These warrants have an exercise price of US$0.20 and expire on May 30, 2016. The fair value of these warrants is $20,087 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 157%; risk-free interest rate of 0.49%; and a dividend rate of 0%.

On April 4, 2014, the Company issued a board member 250,000 warrants, each warrant is exercisable to acquire one common share of the Company at an exercise price of US$0.09 per share for a period of three years expiring April 4, 2017.

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

On July 4, 2014, the Company extended the term of 2,500,000 warrants issued as part of a professional service agreement in 2011 and expired on June 22, 2014 for a period of a further two years expiring June 22, 2016. Each warrant is exercisable to acquire an additional share of the Company at an exercise price of US$0.065 per share. The fair value of these warrants is $191,631 using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; volatility of 131%; risk-free interest rate of 0.52%; and a dividend rate of 0%.

On July 8, 2014, the Company issued a board member 250,000 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.095 per share for a period of five years expiring July 8, 2019.

On September 4, 2014, the Company issued a consultant 250,000 compensation warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.09 per share for a period of three years expiring September 4, 2017.

A summary of warrant activity during the nine months ended September 30, 2014 is as follows:

		Weighted average
	Number of warrants	exercise price
Outstanding at December 31, 2012	54,392,014	$0.08
Issued as part of private placement	4,050,000	0.20
Issued as compensation to consultant	230,000	0.20
Outstanding at December 31, 2013	58,672,014	0.09
Issued as part of private placements	13,741,141	0.20
Issued at compensation warrants	8,227,646	0.09
Outstanding at September 30, 2014	80,640,801	$0.085

A summary of the warrants outstanding and exercisable at September 30, 2014 is as follows:

			Weighted Average
Weighted Average Exercise Price		Number	Remaining Contractual Life
US$	0.080	2,499,999	1.19 years
	$0.080	9,500,001	1.19 years
US$	0.080	3,000,000	1.23 years
	$0.080	3,000,000	1.23 years
US$	0.080	3,600,000	1.42 years
	$0.080	7,350,000	1.42 years
	$0.150	2,500,000	1.73 years
	$0.010	1,000,000	0.18 years
US$	0.065	12,285,012	2.68 years
US$	0.050	2,457,002	2.68 years
US$	0.065	1,000,000	3.06 years
US$	0.050	200,000	3.06 years
US$	0.010	5,000,000	3.15 years
US$	0.050	1,000,000	3.15 years
US$	0.200	2,375,000	1.63 years
US$	0.200	675,000	1.64 years
US$	0.200	1,000,000	1.64 years
US$	0.200	230,000	1.67 years
US$	0.200	4,955,547	4.45 years
US$	0.200	8,641,151	4.49 years
US$	0.200	144,443	4.50 years
US$	0.090	250,000	2.51 years
US$	0.090	250,000	4.54 years
US$	0.090	250,000	2.93 years
US$	0.095	250,000	4.77 years
US$	0.100	1,540,000	4.54 years
US$	0.100	1,150,000	4.54 years
US$	0.080	4,162,650	2.55 years
US$	0.180	263,886	1.63 years
US$	0.180	111,110	1.63 years
	$0.085	80,640,801	2.47 years

9.	Changes in non-cash working capital balances

	Nine months ended September 30,
	2014	2013
Trade accounts receivable	$(344,197)	$(18,834)
Inventory	37,774	(54,069)
Accounts payable	8,275	39,891
Accrued liabilities	(62,059)	(56,238)
Deferred revenue	306	(5,809)
Due to related parties	(29,724)	12,316
	$(389,626)	$(82,743)

10.	Commitments and contingencies

The Company is committed to minimum annual payments for leases on its premises, automobiles, and office equipment as follows in each of the next four years:

Balance of year ending December 31, 2014	$140,094
Year ending December 31, 2015	$229,242
Year ending December 31, 2016	$139,485
Year ending December 31, 2017	$17,218

Rent expense included in the statements of operations for the three months ended September 30, 2014 is $35,990 (2013 - $35,186) and for the nine months ended September 30, 2014 is $106,362 (2013 - $105,558).

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

For the three month ended September 30, 2014	Manufacturing	Servicing	Total
Sales to external customers	$1,044,226	$374,978	$1,419,204
Depreciation and amortization	15,913	5,223	21,136
Segment income (loss) before other items	(324,480)	80,248	(244,232)
Total assets	$2,106,063	$10,447	$2,116,510

For the three months ended September 30, 2013	Manufacturing	Servicing	Total
Sales to external customers	$846,395	$229,420	$1,075,815
Depreciation and amortization	710	5,223	5,933
Segment income (loss) before other items	(381,189)	64,371	(316,818)
Total assets	$1,033,616	$52,231	$1,085,847

For the nine month ended September 30, 2014	Manufacturing	Servicing	Total
Sales to external customers	$2,842,222	$870,018	$3,712,240
Depreciation and amortization	20,668	15,669	36,337
Segment income (loss) before other items	(3,278,132)	210,160	(3,488,292)
Total assets	$2,106,063	$10,447	$2,116,510

For the nine months ended September 30, 2013	Manufacturing	Servicing	Total
Sales to external customers	$2,084,430	$860,793	$2,945,223
Depreciation and amortization	2,265	15,669	17,934
Segment income (loss) before other items	(1,142,204)	275,619	(866,585)
Total assets	$1,256,121	$31,339	$1,287,460

(b)

Of the total sales for the nine months ended September 30, 2014, $947,821 (2013 - $322,496) was derived from U.S.-based customers and $2,764,419 (2013 - $2,338,321) from Canadian-based customers. Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:

No customer represented more than 10% of total sales in either of the years presented.

(d)	Products:

MESH sales represented 38.5% of total revenue during the nine months ended September 30, 2014 (2013 – 49.5%). FREEDOM sales represented 34.0% of total revenue during the nine months ended September 30, 2014 (2013 – 19.9%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the three months ended September 30, 2014 and 2013 were $1,419,204 and $1,075,815, respectively, an increase of $343,389 or 31.9% . Sales for the quarters ended June 30 and March 31, 2014 were $1,356,163 and $936,873, respectively. This quarter ended September 30, 2014 has increased by $63,041 or 4.6%, as compared to the quarter ended June 30, 2014, and $482,331 or 51.5%, as compared to the first quarter ended March 31, 2014. Sales for the nine months ended September 30, 2014 and 2013 were $3,712,240 and $2,945,223, respectively, an increase of $767,017 or 26.0% . Freedom sales for the three months ended September 30, 2014 and 2013 were $496,838 and $241,454, respectively, an increase of $255,384 or 105.8%. Freedom sales for the nine months ended September 30, 2014 and 2013 were $1,261,915 and $586,582, respectively, an increase of $675,333 or 115.1% . The bulk of this increase was the rapid growth of Freedom sales which were just starting in 2013. MESH sales for the three months ended September 30, 2014 and 2013 were $546,847 and $546,792, respectively. These two periods were consistent. MESH sales for the nine months ended September 30, 2014 and 2013 were $1,430,501 and $1,457,937, respectively, a decrease of $27,436 or 1.9% . For the nine months ended September 30, 2014 and 2013, Freedom sales were 34.0% and 19.9%, respectively, of total sales. For the nine months ended September 30, 2014 and 2013, MESH sales were 38.5% and 49.5%, respectively, of total sales.

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

The Company also provides legacy Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,206 existing service contracts continue to be steady. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Typical customers include strata (condominium) property management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the nine months ended September 30, 2014 and 2013, customer service contracts and new equipment sales generated aggregate sales revenues of $870,018 and $860,793, respectively, an increase of $9,225 or 1.1% .

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,206 at September 30, 2014, as compared to 1,267 at September 30, 2013. Service contracts continue to decrease at approximately 1% per quarter due to contract expirations, as customers switch from the older Enterphone units, under contract, to new products under warranty. The Company continues to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At September 30, 2014, the cost of the service agreements, net of accumulated amortization, was $10,447.

Cost of sales and services as a percentage of sales was 56.9% and 40.6% for the three months ended September 30, 2014 and 2013, respectively. Cost of sales and services as a percentage of sales was 54.3% and 46.6% for the nine months ended September 30, 2014 and 2013, respectively. Cost of sales increased due the inclusion of our Service Division cost, during the quarters of 2014 which was previously included in selling, general and administration expenses during the quarters of 2013. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

Gross profit for the three months ended September 30, 2014 and 2013 was $611,782 and $638,453, respectively, a decrease of $26,671 or 4.2% . Gross profit for the nine months ended September 30, 2014 and 2013 was $1,701,409 and $1,750,785, respectively, a decrease of $46,376 or 2.8% . This corresponds with a reclassification of cost of sales for the three and nine months ended September 30, 2014, as compared to three and nine months ended September 30, 2013.

Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 were $645,323 and $850,094, respectively, a decrease of $204,771 or 24.1% . Selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 were $4,671,786 and $2,418,418, respectively, an increase of $2,253,368 or 93.2% . Included in the selling, general and administrative expenses for the three and nine months ended September 30, 2014 was $238,019 and $1,905,474 of non-cash stock compensation expense for the issuance of warrants and stock options to private placement investors, management, and staff. Excluding this compensation expense from selling, general and administrative expenses, the three and nine months periods ending September 30, 2014 would result in totals of $407,304 and $2,766,312, respectively, a significant reduction in true SG&A expenses, excluding the non-cash charges. This non-cash compensation expense inclusion skews the percentages for the nine months ended September 30, 2014 selling, general and administrative expenses, as a percentage of sales, to be 125.8%, as compared to the nine months ended September 30, 2013 being 82.1% . Excluding the compensation expense from the selling, general and administrative expenses for the nine months ended September 30, 2014 would result in selling, general and administrative expense as a percentage of total sales to be 74.5% . Consulting fees for the nine months ended September 30, 2014 and 2013 were $425,513 and $682,787, respectively, a decrease of $257,274 or 37.7% . This decrease was due to some consultants becoming employees of the Company and some consulting services being discontinued.

Research and development costs for the three and nine months ended September 30, 2014 were $189,555 and $481,578, respectively. Research and development costs for the three and nine months ended September 30, 2013 were $99,244 and $181,018, respectively. Research and development costs for the quarter ended September 30, 2014 increased by $90,311 over the quarter ended September 30, 2013 due to the hiring of three newly created technical support positions. Government grants for the nine months ended September 30, 2013 totaled $146,502, resulting in net research and development costs of $181,018.

Loss before other items for the three month period ended September 30, 2014 was $244,232, as compared to a loss before other items of $316,818 for the three month period ended September 30, 2013, a decreased loss of $72,586. Included in the net loss for the three month period ended September 30, 2014 was a non-cash compensation expense of $238,019 for the issuance of warrants and stock options to management and staff. Otherwise, excluding this compensation expense would result in a loss before other items for the three months ended September 30, 2014 of $6,213. This adjusted loss before other items of $(450,317) is a decreased loss of $310,605, as compared to the loss before other items of $316,818 for the three months ended September 30, 2013. Loss before other items for the nine month period ended September 30, 2014 was $3,488,292, as compared to a loss before other items of $866,585 for the nine month period ended September 30, 2013, an increased loss of $2,621,707. Included in the loss for the nine months ended September 30, 2014 was a non-cash compensation expense of $1,905,474 for the issuance of warrants and stock options to private placement investors, management, and staff. Otherwise, excluding this compensation expense would result in a loss before other items of $1,582,818 for the nine months ended September 30, 2014. This adjusted loss before other items of $1,207,005 shows an increased loss of $716,233 for the nine months ended September 30, 2014, as compared to the loss before other items of $866,585 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Cash as of September 30, 2014, as compared to December 31, 2013 was $681,487 and $172,684, respectively, an increase of $508,803. The Increase was mainly due to completing three private placements in March 2014, raising a gross aggregate of US$2,260,200. Net proceeds after placement fees, legal costs, and operational costs resulted in a net cash raise of approximately $1,986,952.

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

At September 30, 2014, the Company had a working capital of $1,023,214, as compared to working capital of $248,877 at December 31, 2013. Working capital had increased by $774,337. This increase was due to completing three private placements in March 2014, raising a gross aggregate of US$2,260,200. The current ratio at September 30, 2014 was 2.09, as compared with 1.24 at December 31, 2013.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $14,017,277, reported a loss for the nine months ended September 30, 2014 of $2,281,287 and has working capital of $1,023,214 at September 30, 2014. Cash flows used in operating activities for the nine months ended September 30, 2014 were $1,707,676. Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. Management has determined that the Company will not need to raise anymore capital to continue normal operations for the next twelve months. If working capital becomes insufficient, the Company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the Company. In the event the Company hits its sales targets, the Company will have sufficient working capital for 2014. Management continues actively seeking new investors and developing customer relationships. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio was 48 days at September 30, 2014, 61 days at December 31, 2013 and 64 days at September 30, 2013. The outstanding term for our receivables has been decreasing due to more aggressive collection efforts from a few slower paying customers. The accounts receivable reserve was $209,852 at September 30, 2014, as compared to $250,458 at December 31, 2013. The accounts receivable reserve has decreased by $40,606 or 16.2% since the year ended December 31, 2013. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At September 30, 2014, the Company’s current assets consist principally of cash, trade accounts receivables, and inventory.

As the Company’s liquidity increases, we will be purchasing more inventory and hiring more sales and technical staff to accommodate the expected increased future sales.

There are no material unused sources of liquid assets.

For the nine months ended September 30, 2014, capital expenditures totalled $150,091 which included the acquisition of office equipment and furniture, leasehold improvements, a tradeshow booth and a service vehicle.

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

The Company does not have any material commitments for capital expenditures as of September 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

During the period ended September 30, 2014 a total of CDN $42,438 was paid to related parties for director fees. An additional CDN $64,565 was paid to related parties as consulting fees during the period.

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

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. The Company increased its provision for obsolete inventory by $100,000 during the first quarter of 2014, as a result of a revised estimate by management. There was also a $25,000 adjustment to the provision for obsolete inventory during the second and third quarter of 2014.

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

Item 4.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act.” These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It is management’s responsibility to establish and maintain adequate internal control over financial reporting for the Company.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2014, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued in 1992. In 2013, COSO released an updated framework that becomes effective for year-ends beginning on December 15, 2014. Management is working to be compliant with the new framework by its annual assessment for the year ended December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, the Company determined that there were no deficiencies that constituted material weaknesses.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.    Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2014	VISCOUNT SYSTEMS, INC.
(Registrant)

By:	/s/ Dennis Raefield
Dennis Raefield, President
Principal Executive Officer
and Principal Financial Officer