Form 10-K
period 2014-12-31
VISCOUNT SYSTEMS INC
filed 2015-03-26
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
YES [   ]      NO [X]

State issuer’s revenues for its most recent fiscal year:
$4,111,109 as at December 31, 2014 ($4,769,298 in Canadian dollars converted at an exchange rate of US$1.1601/CDN$1.000).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
$13,861,054 as at June 30, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
126,047,236 shares of common stock as at March 17, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2014.

Form 10-K

Table of Contents

Part	Item No.

I	1	Business

	1A	Risk Factors

	2	Properties

	3	Legal Proceedings

	4	Mine Safety Disclosures

II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	6	Select Financial Data

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operation

	7A	Quantitative and Qualitative Disclosures About Market Risk

	8	Financial Statements and Supplementary Data

	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

	9A	Controls and Procedures

	9B	Other Information

III	10	Directors, Executive Officers, and Corporate Governance

	11	Executive Compensation

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	13	Certain Relationships and Related Transactions, and Director Independence

	14	Principal Accounting Fees and Services

	15	Exhibits, Financial Statement Schedules

Signatures

FORM 10-K

VISCOUNT SYSTEMS, INC.

PART I.

Forward-Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE" AND SIMILAR EXPRESSIONS OF FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2014. AS USED HEREIN, THE "COMPANY," "VISCOUNT," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO VISCOUNT SYSTEMS, INC.

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

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of U.S. dollars per one (1) Canadian dollar. The high and low exchange rates for each month during the previous 12 months were as follows:

	High	Low
December 2014	0.8839	0.8568
November 2014	0.8936	0.8732
October 2014	0.9017	0.8783
September 2014	0.9241	0.8913
August 2014	0.9251	0.9103
July 2014	0.9416	0.9149
June 2014	0.9393	0.9122
May 2014	0.9247	0.9085
April 2014	0.9210	0.9046
March 2014	0.9128	0.8866
February 2014	0.9141	0.8932
January 2014	0.9444	0.8909

The following table sets out the exchange rate information as of each of the years ended December 31, 2014 and 2013.

	Year Ended December 31

	2014	2013
Rate at end of Period	0.8620	0.9402
Average Rate during Period	0.9054	0.9710
Low	0.8568	0.9314
High	0.9444	0.9815

Item 1. BUSINESS

GENERAL

Viscount Systems, Inc. is a manufacturer of access control and telephone entry products, which protect buildings from unauthorized access. The business consists of four segments.

The newest and fastest growing segment, started in 2011, is our Freedom Access Control software solution (“Freedom”). This enterprise-wide access control system controls entry doors throughout a business, hospital, school, or other buildings, and prevents entry by persons unknown or staff attempting to enter at the wrong time or day. This segment had significant growth since inception with the highest gross margins of all of the Company’s segments. It is the focus of the Company’s spending and efforts.

The legacy business, existing since 1969, consists of two segments, focusing on products and services for high rise residential and office buildings, generally described as telephone access. These products allow visitors to contact tenants or offices via a lobby device to gain entry. The Company has various premier brands in this marketplace, with high end products called MESH, and lower cost products called Enterphone, selling through dealers for Canada and the United States. This business has also had reinvestment in 2014 with new products to regain market share.

The last segment is a service division that covers the Province of British Columbia (the “Service Division”). The primary revenue source for the Service Division is derived from 1,186 maintenance agreements on Enterphone, EPX and other systems that are billed on a monthly basis, as well as Time and Material (“T&M”) billings and installation projects.

BUSINESS OVERVIEW

The Company has been designing, manufacturing and servicing access control and security products, including intercom and door access control systems and emergency communications systems, since 1969. With the release of MESH in 2003 and then Freedom in 2011 the Company has been migrating away from telecommunications-based systems to large IP based building access systems. Through this transition, the Company is migrating from a hardware based business model to software based. To this end, the Company is investing heavily in mobile and cloud software applications for the Freedom platform and developing a professional consulting sales force, focused on creating a commercial marketplace for Freedom. To support its investments, the Company has filed several patents since 2010, with a total of three patents granted and approximately 60 patent claims currently pending.

Freedom is a new building security technology that does not include an embedded decision-making software platform. Traditional systems use controllers that have a capacity to control from 1 to 8 door access points per controller. Each controller has embedded software to create door open commands that are programmed through a PC system user software interface. Freedom represents a departure from traditional access control and security systems. Instead, with Freedom, building security decisions are done in the same PC software, thereby dramatically simplifying the architecture of systems. The hardware piece of Freedom is the Freedom IP encryption bridge. Each bridge includes circuitry to trigger locks and monitor alarms and is connected to networks using switches.

The Company has recognized for several years that the sales of its traditional Enterphone/EPX products would continue to be stagnant or would fall. Enterphone is a building access control system that uses a building’s internal phone wiring, thereby avoiding use of telephone utility services. The reason for the diminished sales of the product mainly relates to new digital telecommunications alternatives. The Enterphone technology requires access to a dedicated set of inside wires and is difficult to install and service with the existence of phone over cable or TV over phone systems. Therefore, the popularity of the technology has begun to wane.

COMPANY HISTORY

The Company’s current business is operated primarily through its wholly owned subsidiary Viscount Communication and Control Systems Inc. (“Viscount Communication”). The business of the Company’s subsidiary began operations in 1969 as a manufacturer of video switching equipment. In 1970, the business was acquired by B.C. Telecom Inc. (“BC Tel”), which was acquired by Telus Corporation in 1999. BC Tel was the telephone utility for British Columbia, Canada and was controlled by GTE Corporation (now Verizon Communications Inc.). Under BC Tel, the business operated as an electronics research laboratory and manufacturing facility. Among the products manufactured were central office telephone test equipment, telephone demarcation blocks, and a satellite-based kiosk system used to provide information at airports and other public facilities.

The Company was incorporated on May 24, 2001 under the laws of the State of Nevada under the name OMW4 Corp. The Company’s subsidiary, Viscount Communication, was incorporated in 1997 under the laws of British Columbia, Canada, for the purposes of carrying on the present access control business. The Company acquired all of the issued and outstanding shares in the capital of Viscount Communication on July 27, 2001, in exchange for 10,000,000 shares of the Company’s common stock, thereby making it our wholly owned subsidiary. As a result of the acquisition, the former shareholders of Viscount Communication obtained a controlling interest in OMW4 Corp. In connection with the acquisition, the Company changed its name to Viscount Systems, Inc. effective August 27, 2001.

In 2003, the Company acquired certain inventory and 2,165 service agreements from Telus Corporation. The service agreements related to the maintenance of Enterphone installations throughout Western Canada. The inventory was comprised of various products and components for installation and repair of these Enterphone installations. Enterphone is used to provide intercom and access control functions in buildings. It was originally developed by BC Tel in 1965.

Freedom was released in 2011 and represents the primary focus for the future, IP-based building security systems. Viscount has also expanded the capabilities of Freedom to focus on US Federal Government opportunities by making Freedom FIPS 201 compliant (as more fully described below) and is now upgrading Freedom further to expand into mobile applications and the cloud.

INDUSTRY OVERVIEW

The Company competes in the building intercom and access control systems industry. The intercom and access control industry is sometimes referred to as a segment of the low-voltage systems industry. The Company’s intercom and access control systems are designed to automate the control of access to buildings or other restricted access areas. Intercom systems and access control systems are complementary; however they can also be used independently depending on user requirements. For example, most modern residential apartment or condominium buildings have an intercom system for visitors wishing to communicate with residents. Residents, on the other hand, are issued access cards that can be used in conjunction with card readers installed beside gates, parking garages, doors or elevators in order to gain access.

Access control systems provide two functions for a building. Building tenants use access cards and readers that control access through doors, gates or elevators, while visitors use telephone intercoms to be granted admission by a building occupant or manager. The systems also provide sophisticated alarm functions such as identifying doors left open or forced entry. The sophistication of systems ranges from controlling a single door where records are kept manually to large enterprise systems covering hundreds of buildings from a dedicated security facility.

Freedom and MESH mark a very different business model from the traditional approach. The building control and security industry has traditionally been highly segmented based on specific functions designed into proprietary electronic hardware. This has meant that makers of heating/ventilation and air-conditioning systems and security card access systems essentially manufacture input/output systems, while intercom makers manufacture voice systems, and security camera makers manufacture closed-circuit video systems. Stated otherwise, audio, video, environment and access control systems are traditionally all separate building control systems that are independently controlled, installed, and maintained. There has been strong convergence of technologies in the computer and telephone-related industries based on digital standards; however, the building control industry has not as yet undergone a similar convergence of technologies. Traditionally, where systems need to be compatible, the industry has relied on integration. Integration is the use of a host computer and custom software to tie separate and distinct systems, typically from different manufacturers, together on a common software platform. However, because Freedom and MESH are based on a single software platform and database architecture, different systems such as intercom and building security can be run as a single platform. Furthermore, with Viscount’s new Active Directory platform, logical and physical security can run as a unified platform that creates much more secure and flexible systems that comport with the integration model.

Along with certain other industry participants, the Company has turned to current high-technology solutions in order to reduce costs of ownership of security systems while improving functionality. The Company has developed new system platforms that will permit convergence of the control of various building functions, such as access control, intercom, closed-circuit television, and heating/ventilation and air-conditioning. These systems can be operated on a single commercially available host server and can operate using standard communications techniques. As a result of using a single full-service system to replace the three or more separate dedicated systems, each requiring its own host server, the overall cost of ownership of a security and control system has been reduced.

Access Control Systems Technology

The enterprise access control industry has traditionally used a communication technology known as Wiegand. Most of the worlds installed access systems are based on Wiegand technology. This also includes most smart card and biometric systems since these devices typically must be converted to some form of Wiegand to be processed on control panels. Today, these systems are commonly found in residential, commercial and industrial buildings in the form of access control cards and card readers. Wiegand was initially developed in 1970 by Sensor Engineering as an access card technology. The card technology used a special patented process whereby wires are imbedded in a plastic access card to encode its data. This data format became a standard for other readers including Radio Frequency Identification Devices (“RFID”). Most access control readers are connected to control panels. Each panel holds a card database and software that creates door unlock and alarm decisions. Panels are typically networked using RS 485, CANBUS or a similar technology. A host controller is programmed to receive information from the card reader in order to permit access to a building.

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

The underlying technology that operates these traditional access control systems is approximately 30 years old. The readers are considered “dumb” readers as they simply receive information from the access card and transmit it to a host controller. The host controller processes the information in order to determine whether to grant or deny access. If access is granted, the host controller then transmits a signal to activate a switch to open the access point where the reader is located. This is a simple input/output-type relay system which requires a separate host controller for approximately every eight access points.

There are numerous limitations with the older technology. Systems are proprietary and expensive. In many ways physical and logic access control are identical, but the existence of control hardware has precluded proper unification and convergence. New concerns about the vulnerabilities of control panels to cyber-attack are prompting some end users to look at alternatives.

Compliance driven change

The Company is participating in this advance in the access control industry with its proprietary MESH and Freedom intelligent access control and communication technology systems. Viscount believes the answer to the issues with the traditional access control model is the Freedom software application-based approach. After 9-11, the US Department of Homeland Security was created. An evaluation by FIPS concluded that control panels and cards were not secure. With it came FIPS 201, an expansion of processes and regulations designed to update security. An expanded standard, “FIPS-201-2,” is now in active drafting by FIPS for future implementation. These regulations state that the vast majority of the existing access control infrastructure needs to be replaced or upgraded. This presents an enormous opportunity for new lower-cost and more conformant technologies such as Freedom.

PRODUCTS

The Company is a manufacturer, developer, reseller and service provider of intercom and access control systems. The Company’s intercom and access control systems are installed throughout North America for various applications including: condominium/apartment building access and intercom; residential intercom; gated home/community access and intercom; seniors/government housing access, tracking and intercom; elevator access and tracking; garage or perimeter gate control; and emergency communications.

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

The Enterphone system is sold as a central control panel which is installed in a building’s telephone control room. The control panel connects an intercom panel located at an entrance to the building with the telephone of building tenants. A visitor wishing to gain access to the building dials a one to four digit number at the entrance panel. The call is directed from the entrance panel, through the common control equipment and up to the tenant’s telephone. The tenant hears a unique ring and can unlock the entrance door by pressing a number on the telephone’s numeric key-pad. Each control panel can process connections to as many as 840 suites.

The Company also manufactures electronic entry access panels that can operate using either the Enterphone system or dial-up telephone company lines. The Company’s panels are manufactured in various sizes and with various features in order to accommodate varying purposes and building types. For example, the Company manufactures panels that provide intercom and access control from one suite to up to 1000 suites; or panels that provide on-screen name search capabilities; or panels that are streamlined in shape or small in size. All panels that the Company manufactures incorporate the Enterphone technology; however, most panels can also be installed to use telephone company lines.

Enterphone panels can also be combined with other technologies such as access tracking and control, closed-circuit monitors, infrared and radio frequency remotes, and Wiegand cards and card readers. The Company purchases these technologies from other manufacturers and resells them under the Company’s brand names. Most of the products that the Company resells can be integrated into our Enterphone access control system.

We have no material principal suppliers with regards to the Enterphone system.

Enterphone iQ

In late 2014, Viscount completed a new product line, offering a mid-ranged solution based on our MESH technology. This LCD color video screen, housed in a smaller footprint at considerable cost savings, is intended to offer Viscount’s high-quality telephone entry system at a price comparable to our competitors’ black and white, LCD, two to four line display. This product is complete and will be launched in early April 2015. We expect considerable sales growth with this product, capturing a price point for which Viscount had no offering previously. This introduction reflects a re-commitment to the telephone entry market that had previously been allowed to age in its technology.

MESH and Freedom Access Control Systems

Overview

MESH is a software-based building management system designed to replace traditional systems that are more hardware intensive. The Company continues to develop technology that was initially conceptualized in 1998. MESH was commercially released in late 2003. MESH applications include touch-screen intercoms, building directories and physical card access and alarms. The first MESH product releases were touch-screen intercoms designed as an accessory for the Enterphone/EPX product line. Viscount subsequently enhanced MESH to include physical card access. For traditional markets such as high-rise condominiums, MESH intercom systems as well as access control systems have proven to be complementary. However, in 2012, Viscount split MESH into two components: the intercom component will continue to be branded as MESH and the access control component will be branded as Freedom. The purpose of this was to eliminate market confusion whereby end users looking for a highly secure physical access system were presented with MESH, which appeared to be primarily an intercom system.

MESH intercoms use a regular computer motherboard and off-the-shelf computer accessories such as touch screens to create computerized building intercom systems and building directories. MESH touch panels are intercom accessories for the MESH access control and facility management system. MESH panels can be surface- or flush- mounted. MESH allows building tenants to communicate with visitors and grant or deny entry. Units can display residential or commercial building directory listings with a building-specific screen saver. Options include built-in cameras, card access, and elevator control. Multiple panels can be connected on a shared database or to central MESH servers for complete card access and facility management. MESH panels come with 15, 19 or 32” touch screens and can come for wall mounting or as floor-mounted kiosks.

MESH panels, located at entrance doors for visitor access, can operate independently or as a slave of the MESH server. The basic MESH panel that the Company has commercially released is a full color screen industrial computer. The MESH panels may be located at entrance doors for visitor access or can be on-site managed by security guards as they manage the MESH network. The master/slave architecture of MESH panels reduces cost, simplifies programming, and improves data base management.

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

In general, MESH has been designed to allow simple installations to be performed by small independent alarm contractors. However, provision has also been made for direct involvement by the Company’s staff in large campus- wide and enterprise-wide installations.

MESH has many additional benefits, both in terms of building security and particularly relative to the legacy Wiegand protocol.

MESH is a modular product, meaning that the software can accommodate add-on features or upgraded features. The Company has developed various modules for our MESH technology and intends to develop further modules which will be released in a series of phases. Some of these product enhancement modules are described below:

•	The MESH server provides new opportunities to host video on the unified platform with voice and data. This product enhancement would represent an entirely new concept in the security industry.

•

The nature of the MESH server makes MESH telephony products inherently Internet-enabled. Future MESH appliances may include the MESH television line, which allows residents to view visitors at the door. MESH panels may be able to connect to web-enabled set-top boxes being promoted as part of the web TV market. MESH may be able to connect to videoconferencing telephones that would compete in the large offshore video intercom business, but at a fraction of the cost by saving on conduit and cable.

•	The distributed intelligence of MESH makes the product suited to the growing emergency call/nurse call industry.

•	MESH networks are built on a proprietary architecture platform which is functional to integrate with any existing automation network.

Freedom

Freedom is the new internet technology (“IT”) platform developed and released by the Company during the last quarter of 2010. This IT platform can turn any card reader into an internet protocol (“IP”) device by connecting the Freedom IP device with built-in input/output to a Power-Over-Ethernet (“POE”) switch and then every card usage is processed on a redundant MESH server either in a customer’s building or any remote site.

The software component of Freedom is the web browser security operating platform. Unlike control panels, the user database and the door control software is written in IT language located on a server(s), thereby future-proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional hardware every time a reader is added to the system.

Viscount has upgraded Freedom to include unified physical/logical access control using Microsoft Active Directory, both public and private cloud-hosted solutions as well as mobile solutions. In 2014, Freedom was strengthened and hardened, including receiving a prestigious certification called FICAM 1302 from the US Federal Government. The Freedom solution is so unique compared to competitors, FICAM 1302 (versus the existing 1301 category) was created just to display the unique offering from Viscount. Our solution eliminates significant cost from existing solutions, while still offering the highest security available. In 2015, Viscount expects FICAM 1302 certification to drive penetration into other Federal agencies that was previously blocked until certification.

Liberty

Liberty is a derivation of Freedom, using the same software and hardware, but downsized for the smaller market, and sold exclusively through security distribution channels. The functionality is limited to the 1-12 door market, where 80% of access control systems are sold. By utilizing the exact same database and software, with features removed, Viscount was able to easily enter the market without significant additional support costs and the ability to upgrade and freshen both Freedom and Liberty with one set of software code. Liberty was launched in the fourth quarter of 2013.

OTHER SERVICES

In addition to sales of the Enterphone, MESH, Freedom, and Liberty, the Company also services approximately 1,344 existing Enterphone installations within Western Canada.

PRODUCTION

Viscount has facilities for circuit board manufacture and mechanical assembly. The Company uses a range of processes to produce its products. The Company maintains full facilities to assemble through-hole circuit boards and limited facilities for assembling surface-mount circuits. The Company has a policy of supporting old products as long as parts are available for servicing and replacement. We have designed EPX to be backwards compatible with the 2000 series to improve the longevity and serviceability of both products. Freedom, MESH and EPX are manufactured using surface-mount technology so are outsourced with final assembly and software installed at Viscount. This includes all Freedom IP encryption bridges.

Our principal suppliers of card readers are HID Global Corporation and Veridt.

The MESH and Freedom software platforms are loaded on standard industrial computer chassis. The Company is not developing hardware internally for MESH or Freedom since the required hardware controllers are commercially available at quality and price levels that make internal development uneconomical. In addition, by using COTS components, the Company improves time to market, eliminates hardware debugging and increases the Company’s ability to be technologically flexible in the future. The Company is primarily executing final mechanical assembly of the MESH and Freedom systems.

RESEARCH AND DEVELOPMENT

Research and development continues to be focused on enhancing the Freedom/MESH product line. A number of these enhancements were identified in the “MESH and Freedom Access Control Systems”, “Freedom” and “Other Services” section of this document. Specific custom Freedom/MESH applications are being considered, evaluated and implemented. An example of this process would be active directory integration. Expenditures in connection with research and development for the years ended December 31, 2014 and 2013 were $703,288 and $425,016, netting off a one-time $146,502 government grant resulting in $278,514 in each such year, respectively.

MARKET AND MARKETING

The Market

MESH Market:

The Company’s traditional market for the Enterphone product was apartment and condominium buildings. While the market for telephone entry-type systems amounts to approximately US$100 million based on internal market research conducted by the Company, in the past 10 years there has been a strong trend towards increased building security resulting in much more sophisticated integrated installations. For example, in 1990, a typical condominium building would be equipped with an intercom to admit visitors. Today, a typical new building installation includes telephone entry, card access, closed-circuit cameras, individual burglar alarms and panic stations. This puts pressure on manufacturers to provide a comprehensive package and represents an opportunity for significant revenue growth per system. MESH is the Company’s first in-house product that addresses these multiple requirements. The modular nature of MESH also provides the Company with an excellent opportunity to design additional products on the MESH platform to provide enhanced options for a comprehensive building security package.

In addition to apartment entrances, MESH is also designed to provide access control for the rapidly growing gated community market. Monitor-style directory panels are also used in thousands of commercial high-rises. The MESH panel provides features previously unavailable for this market, such as touch screens, multiple language options and color video displays. The overall effect of these system advances has enhanced the Company’s core business, while allowing the Company to find applications where the new features expand the traditional market for such systems.

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

Freedom market:

Freedom moves Viscount into an entirely new market, door security for enterprise clients. This market has been estimated at $1.2 billion for access control manufacturers (and approximately $5-10 billion for end users) according to the Freeman Report, and includes a range of technologies for securing facilities, including both RFID and biometrics. The access control market can generally be described as the market for any equipment used to control passage through a door, gate, parking garage, or other portal. A portion of this market is comprised of mechanical and electronic door locks that typically control access through single doors. Many of the single door systems have been engineered for low security levels for customers who do not desire a full access control host. The access control market that the Company competes in involves computerized access control systems that typically control access through multiple access points.

The physical access control industry was once highly fragmented, but through a process of consolidation, has come to be generally dominated by a number of multi-nationals, listed below. Physical access control typically involves two groups – the electronic reader suppliers (RFID readers, biometrics) and the control suppliers. The control suppliers are typically the top of the food chain and resell electronic reader devices as part of the control platform. This is the core segment in which Viscount competes. The electronic reader part of this industry grew out of old-fashioned door locks. It is not surprising that at this level the most common companies are ASSA ABLOY and Stanley. ASSA ABLOY has been the most aggressive over the years and is now fairly dominant in the area of door control and “entrance systems.” Key acquisitions included HID Global Corporation (in 2000), which is a leading provider of access control cards and electronic readers. ASSA ABLOY has made over 20 acquisitions in the space and has almost 40,000 employees worldwide.

Access control doors require software and hardware to operate. There are specialized companies in this segment, but most are now part of massive conglomerates that provide a broad range of related industrial products. Major players include Lenel, which is part of United Technologies Corporation (NYSE: UTX), Software House, which is part of Tyco International (NYSE: TYC), Honeywell (NYSE: HON), Schneider Electric (SU:EN Paris), Johnson Controls (NYSE: JCI), Cisco (NASDAQ: CSCO), Stanley Industrial and ASSA ABLOY (ASSA-B.ST).

Not only does a Freedom-type unified system represent a viable adjacent market opportunity that is large enough to be of interest, it may in fact become critical that these companies move in the direction of Freedom. The logic is simple: if Freedom can apply logical security rules to physical access, it can also apply physical security rules to logical access. As unified platforms become the trend, any of the large identity management companies will be at a severe disadvantage if they don’t enter the market.

The most clearly focused player so far in combining logical and physical access is Microsoft, which is now in a position to combine the most popular enterprise user-management tool, Active Directory, with the cloud (referred to as “Azure” by Microsoft) to provide a solution for both logical and physical access control with one infrastructure using Freedom.

Liberty Market

Liberty is sold through security distributors such as ADI Global Corporation (a division of Honeywell) and Tri-Ed North America (now part of Anixter International Inc.). Starting in fourth quarter of 2013, Viscount established long-term contractual relationships with both of these large, first-tier security distributors. Many of their major stocking hubs hold Viscount inventory.

Distribution Plan

The Company currently has approximately 450 dealers for its existing products throughout North America and 70 certified integrators for its Freedom product line. The Company’s distribution network is not static, and the Company is constantly seeking additional sales channels.

As previously noted, MESH can serve several different markets, and the type of dealer serving each may vary. Simple installations may be performed by small independent dealers, but as the overall scope of the project increases, the technical ability of the dealer becomes increasingly important. At the extreme, employees may be directly involved with the customer in designing, installing and servicing the product. In other cases, personnel may be involved on a co-op basis with large national security, building automation and heating/ventilation and air-conditioning contractors.

With the addition of our Liberty product line, new security distributors were added who sell the Liberty line in the open security market or to smaller dealers on a non-exclusive basis. These new distribution deals, along with the existing dealer base, gave the Company immediate access to the largest networks of dealers in the US, Canada and Mexico.

During the past year, the Company has been targeting its existing markets as well as targeting the US Federal Government and large corporate end users for the sale of Freedom technology. The Company is concentrating on North America at this time. All sales remain through these indirect channels, with minimal sales to the end users of the product. First-line installation and technical support are provided by our dealers and certified integrators to the end users.

Marketing Strategy

The Company has been using its established distribution channels, as well as new distribution channels, to access its target markets for the MESH, Freedom, and Liberty technology. As a unique technology, however, end-users as well as dealers must be educated about Freedom benefits and capabilities. It is the Company’s experience that a stronger initial emphasis on influencing end-user decision-makers and large national system integrators will be the most effective in developing the Freedom market. The Company sells through authorized dealers, integrators, value-added-resellers, and distributors and does not typically sell direct to end users.

Webinars

Viscount has been concentrating on webinars to educate the industry about Freedom. The response has been excellent with audiences from several hundred up to 800 registered attendees per webinar.

Advertising

Products are advertised on an ongoing basis in various print publications, which the Company will continue to do. We have been testing new publications on a regular basis to evaluate response, sales and readership. All leads are followed up, and magazines are rated based on a dollar sale per advertising dollar spent ratio. While the sales cycle is sometimes fairly long, this approach has given the Company a very accurate measure of the effectiveness of various publications and individual ads.

Trade Shows

During 2014, the Company continued participating in tradeshows to increase the awareness of MESH and Freedom. During 2015, we will continue to attend tradeshows to enhance the exposure for MESH, and Freedom.

Direct Marketing

The Company continued educating customers about Freedom technology by holding Freedom and Liberty training seminars throughout the U.S. and at our head office via the internet.

Pricing Strategy

The Freedom technology is built on an architecture which can reduce user costs significantly. The modular nature of the technology amplifies this effect the larger the system becomes. The Company has been actively pursuing a pricing model based on substantive margins, but at a price point that can promote market disruption. Many traditional companies focus on recurring revenue for software licenses. Viscount has chosen to forgo this in the short term with a view to creating recurring revenue through cloud sources. In 2014, the Company introduced a low-cost version of Freedom to address small and mid-size sites. The access control industry is fragmented with a wide variation on pricing depending on the size of system and supplier. The new product will be introduced to allow Viscount to compete for all system sizes.

With a unique product and a position of product leadership, the Company has devised a strategy of building market share. With the telephony component, the Company has been targeting a price which provides MESH panels at a price that is competitive with similar products, but with newer enhanced features.

COMPETITION

Competitive Summary

The security and building control industry is undergoing a rapid period of consolidation. Large multi-national companies are integrating vertically by acquiring equipment providers to build house brands. This began with the purchase of Cardkey by Johnson Controls, Guardall by Chubb and ADI/Northern Computers by Honeywell. More recent acquisitions include the purchase of Kantech and Software House by Tyco and the purchase of Lenel and GE Security by UTC. The access control industry is very segmented with no company having a dominant market position. Canada has approximately six access control product manufacturers, while the U.S. has at least fifty. There is a certain amount of vertical integration in the business, and several large multinational companies possess their own house brands. Many branches of these multinational companies often have their own brand preferences and buy outside their internal distribution channels.

Almost all manufacturers build control hosts based on Wiegand technology or smart card technology that converts data to Wiegand. Due to these limitations, most research and development is focused on reducing hardware costs and making the control hosts more network capable. In most cases, the manufacturers using traditional Wiegand technology are limited from 1 to 8 doors per control host.

Competitive Threats

The Company has a strong dealer and distribution plan in place, and Freedom has positioned it in a market dominated by much larger players. The higher security Freedom applications are also somewhat outside of the traditional scope of business, and therefore the Company is rapidly trying to develop a market for Freedom, and in the process, educating users of Freedom through training seminars. The Company believes that marketing strategies and training seminars will provide benefits that will help it achieve market share that will allow it to remain competitive. There is no guarantee that the Company will be able to successfully compete against its larger competitors.

While Freedom is still a new product in an established growing market, technological change can be met with resistance. Some buyers are nervous about new products and new protocols even more so. Most buyers are familiar with the benefits of IP-based cameras, and the Company has marketed Freedom from this point of view; that is, to stress the inevitability of all access control systems evolving this way.

A key concern is the ability of competitors to imitate the product and the ability of large imitators to more easily commercialize their product. The Company’s senior management, having prior experience working for the Company’s larger competitors, have estimated that the Company still has a three-year market lead based on the research and development schedules of such competitors. Fortunately, the wide range of Freedom software applications should provide the Company with an ongoing lead, as long as it is aggressive with research and development.

INTELLECTUAL PROPERTY

Viscount actively protects its intellectual property. The Company has filed patents since 2010, encompassing close to 60 patent claims under six (6) major patent filings. Viscount was awarded three US patents in 2014. Other patents have not yet been awarded, but the Company intends to vigorously defend each patent as they are awarded.

The Company relies on a combination of non-disclosure and other contractual agreements to protect the confidential information, know-how, and proprietary rights relating to Enterphone, MESH and other Viscount products. The Company has contractual rights with respect to registered North American trademark and trade name for Enterphone (word alone). The Company is still considering or in the process of registering North American trade names for MESH and Freedom.

The Company has registered active Internet domain names for www.viscount.com, www.libertyacess.net, www.enterphone.net, and www.enterphone.org.

Standard employment agreements and license agreements contain provisions that protect the confidentiality of proprietary technology. All of our employees and sales agents are required to sign these agreements prior to their employment or engagement.

To date, the Company has not received notification that its services or products infringe the proprietary rights of third parties. Third parties could, however, make such claims of infringement in the future. The Company cannot be certain that others will not develop substantially equivalent or superior proprietary technology, or that equivalent services will not be marketed in competition with the Company’s services, thereby substantially reducing the value of its proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees or any license agreements will provide meaningful protection for its proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

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

For US government facilities, Viscount must conform with FIPS-201 and other federal requirements. A newer standard of FIPS 201-2 is under final discussion, and a release is expected shortly. The new regulations positively impact Viscount through our ability to perform traditional hardware functions with software and may negatively impact existing suppliers since their existing technology and hardware is non-conformant.

In addition, some of the Company’s Enterphone products are still under government regulation. The Enterphone is an interposition technology which, in the U.S., can only be installed where the local public service commission has designated the original point of entry of a building as the demarcation point between the telephone company and the building owner’s responsibility.

SOURCES OF REVENUES

The majority of the Company’s revenues were derived from the MESH and Freedom product lines. In 2014, MESH sales represented 38.7% of total revenue, while Freedom product sales represented 33.7% of total revenue. The balance of the Company’s revenue was derived from service agreements and other products such as access tracking and control, closed-circuit video, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs 37 staff members at its production facility and head office located in Burnaby, British Columbia, Canada, as well as sales and support personnel in the United States. Viscount also employs two full-time contract employees.

Board of Directors

Viscount has a current board of directors (the “Board”) of six members. Viscount’s Board is comprised of its CEO and independent directors with security industry experience.

Dennis Raefield

Mr. Dennis Raefield, age 67, has served as the President and Chief Executive Officer of Viscount Systems, Inc. since February 2014, as non-executive Chairman of the Board from February 2014 to February 2015, and has served as a director of the Company since November 2011. On February 27, 2015, Mr. Raefield resigned as non-executive Chairman and was replaced by Director Ned L. Siegel, to allow Mr. Raefield to focus on the planned rapid expansion of the Company in 2015. Mr. Raefield remains CEO and President of the Company. Mr. Raefield has a long and distinguished career in the access control and security industry. Most recently, Mr. Raefield was CEO and President of Mace Security International, Inc. (OTC: MACE), a board member of Real Time Immersion, Inc. and an advisory board member for Building Intelligence Inc. Mr. Raefield was President of Honeywell Access Systems, a division of Honeywell International, Inc., which manufactures enterprise-level access control systems for Fortune 100 clients. Prior to that, Mr. Raefield was President of Pinkerton Systems Integration (now Securitas), a security system integration business, installing video, access control and alarms to Fortune 500 clients. During his career, he was CEO or President of the startups Reach Systems, an access control manufacturer, and Ortega InfoSystems, an early Physical Security Information Management (“PSIM”) manufacturer. He was also founder and CEO of Omega Corporate Security, a west coast premier systems integrator based in the San Francisco Bay area. Mr. Raefield holds a BS degree in Mechanical Engineering from Santa Clara University and is a member of various security trade organizations, ASIS, SIA, ESA, ISIO, CAA, and CSAA.

Paul Goldenberg

Mr. Goldenberg, age 60, has served as member of the Board since October 2011. Paul Goldenberg has built a distinguished career as a highly decorated criminal justice executive with extensive and broad-based experience in a wide variety of politically sensitive government and NGO environments. In February 2010, U.S. Department of Homeland Security (“DHS”) Secretary Janet Napolitano appointed Mr. Goldenberg to the President¹s Homeland Security Advisory Council’s Countering Violent Extremism Working Group. He is the creator of the Secure Community Network, which is a DHS-funded organization that advises churches, synagogues and mosques as to security risks and solutions. Mr. Goldenberg is currently the Principal Counterterrorism and Homeland Security Advisor to the American Hotel and Lodging Association, representing over 1,000 hotels in the U.S. and abroad. He is also the Senior Director of National Security for the County Executives of America, representing over 700 county mayors and executives. Mr. Goldenberg is currently the Chairman and CEO of Cardinal Point Strategies, a consulting firm that provides strategic solutions on high-profile and confidential matters for governments and businesses around the world.

Robert Liscouski

Mr. Liscouski, age 60, has served as member of the Board since September 2011. Robert Liscouski was the first Assistant Secretary for Infrastructure Protection for the Department of Homeland Security, serving from March 2003 to February 2005 and reporting directly to then Secretary Tom Ridge. He commanded over a $500 million budget and was responsible for coordinating authority over the protection of all sectors of the nation’s critical infrastructure, including agriculture, food, water, public health, transportation, and hazardous materials as well as key assets such as national monuments, nuclear power plants, and dams. His private sector experience includes Director of Information Assurance for The Coca-Cola Company and V.P., Law Enforcement Division, for ORION Scientific Systems. His government experience includes 11 years with the Diplomatic Security Service of the U.S. Department of State and five years of criminal investigative experience as a homicide and narcotics investigator in Bergen County, N.J. He is a Senior Fellow at the Center of Strategic and International Studies in Washington, D.C. and is an advisor to the U.S. Government on technology matters. Mr. Liscouski holds a B.S. degree in Criminal Justice from John Jay College of Criminal Justice in New York and a Masters of Public Administration from the Kennedy School of Government, Harvard University.

Geoffrey Arens

Mr. Arens, age 50, has served as member of the Board since December 2014. Mr. Arens has over 22 years of investment experience and is currently the Managing Partner and Founder of Dendera Capital LP, a New York-based hedge fund. Previously, Mr. Arens served as Managing Director for ING Capital LLC, where he ran the bank’s proprietary investing activities including its event-driven, Global Investment Strategies group. Mr. Arens previously served on the board of directors of California Coastal Communities, a residential land development and homebuilding company where he was Chair of the Compensation Committee and member of the Audit and Nomination Committees. He has also served on the board of directors of Cadiz Inc., a California-based water and agricultural resource where he was a member of the Audit and Nomination Committees. Mr. Arens holds a Master of Business Administration from Columbia Business School, and a Bachelor of Arts from the University of Virginia.

Ned L. Siegel

Mr. Siegel, age 64, has served as member of the Board since April 2014. On February, 27, 2015, Mr. Siegel was unanimously elected as the new non-executive Chairman of the Board, replacing Mr. Raefield, who resigned as Chairman, but remains as CEO and President. Appointed by then President George W. Bush, Mr. Siegel was the U.S. Ambassador to the Commonwealth of the Bahamas from October 2007 to January 2009. He was also appointed by President Bush to serve under Ambassador John R. Bolton at the United Nations in New York, serving as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. Prior to his Ambassadorship, he was appointed to the board of directors of the Overseas Private Investment Corporation. In addition to his public service, Ambassador Siegel has over 30 years of entrepreneurial successes. Presently, he is Chairman of the board of The Siegel Group, a multi-disciplined international business management advisory firm specializing in infrastructure, real estate, ports, energy, financial, cyber security and physical security services. Ambassador Siegel serves on the board of directors and advisory boards of numerous public and private companies as well as private equity groups. He graduated Phi Beta Kappa from the University of Connecticut in 1973 and received a Juris Doctorate from the Dickinson School of Law in 1976.

Alexander Buehler

Mr. Buehler, age 39, has served as member of the Board since May 2014. Alexander J. Buehler currently serves as the President and Chief Executive Officer of Energy Maintenance Services USA, Inc. (“EMS”), a private equity-backed company focused on the construction, maintenance, monitoring, and automation of oil & gas pipelines throughout North America. Prior to joining EMS in July of 2014 as the Company’s CFO, Mr. Buehler served as the Chief Financial Officer of Energy Recovery Inc. since May of 2011. Mr. Buehler is a highly impactful business executive with years of experience in general management and strategic planning as well as new product development, sales and marketing, corporate development, operations management, and manufacturing process optimization. He currently serves as a board member of Energy Recovery Inc. (NASDAQ:ERII) and as a director and Chair of the Audit Committee for the Company.

Prior to Energy Recovery Inc., Mr. Buehler spent seven years in executive leadership positions at Insituform Technologies, Inc., (now Aegion Corporation; NASDAQ: AEGN), a global, leading supplier of water infrastructure technology and services for municipalities and industry, including oil and gas. While at Insituform, Mr. Buehler held several executive-level positions in the U.S. and abroad, most recently as Vice President of Europe, where he served as general manager with full P&L responsibility for all operations in Europe (spanning 23 countries through wholly-owned subsidiaries, joint ventures, licensees, and product sales) with consolidated revenue of over $200 million and a total of over 600 employees.

Prior to joining Insituform, Mr. Buehler worked for five years in the U.S. Army Corps of Engineers, where he served as project manager in the construction of basecamps to house U.S. peacekeepers in the Balkans. Mr. Buehler received a B.S. in Civil Engineering from the United States Military Academy at West Point and an M.B.A. in Finance from the Wharton School at the University of Pennsylvania. More recently, Mr. Buehler attended Director’s College at the Stanford Law School in preparation for board-level positions.

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

The Company’s website address is www.viscount.com. The Company’s periodic and current reports are available, free of charge, on the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Electronic or paper copies of the Company’s filings are also available, free of charge, upon request.

The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not required to provide the information under this item.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

The Company’s executive office and central factory is located in Burnaby, British Columbia, where the Company currently leases 12,040 square feet. The Company leases this space under an industry standard operating lease with a term expiring May 31, 2016, renewable at the option of Viscount. Current monthly lease obligations are $12,526, including taxes, maintenance and insurance. The Company believes that its current facilities are adequate and are suitable for its current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. The Company’s facilities are adequately insured against perils in a manner consistent with industry practice. The Company’s current location is the location for its manufacturing and service divisions.

Item 3. LEGAL PROCEEDINGS

Viscount filed a Notice of Civil Claim in the Supreme Court of British Columbia against Stephen Pineau, its former President, CEO and director on November 19, 2014 alleging that during the term of his employment, Mr. Pineau had misappropriated more than $200,000 of company funds. The Company is seeking damages for breach of contract and fiduciary duty, equitable relief, including restitution and recovery of company funds owed, special, aggravated and punitive damages, as well as interest and costs, including special costs. Mr. Pineau denies these allegations, and on January 2, 2015 he filed a counterclaim alleging that the Company owes him compensation for wrongful termination, bad faith damages, compensation he claims he is owed by the Company, unpaid director’s fees and expenses. Viscount denies these allegations and asserts that Mr. Pineau’s termination, while initially without cause, was changed for cause post-termination once the Company discovered evidence of Mr. Pineau’s alleged misappropriation. The case is still on-going.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trades in the Company’s common stock, par value $0.001 per shares (the “Common Stock”), are quoted on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”), which is a quotation service administered by the Financial Industry Regulatory Authority (“FINRA”). The Company’s trading symbol on this service is “VSYS”.

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. The Company’s shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the Common Stock as reported on the OTC Bulletin Board for the last two fiscal years and the subsequent period ending March 31, 2015. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)

2014	First Quarter (through March 16, 2015)	$0.08	$0.05
2013	Fourth Quarter	0.12	0.06
	Third Quarter	0.11	0.07
	Second Quarter	0.12	0.08
	First Quarter	0.13	0.06

As of March 17, 2015, there were 97 holders of record of the Company’s Common Stock, holding a total of 126,047,236 shares, and an unknown number of beneficial holders.

As of March 17, 2015, there were 11,752,075 stock options fully vested and convertible into Common Stock. As of March 17, 2015, there were 82,372,128 warrants convertible into Common Stock.

The Company has declared quarterly dividends (Payment in Kind) on its shares of Series A Convertible Redeemable Preferred Stock, par value US$0.001 per share (the “Series A Stock”), in the last three fiscal years.

The Company’s significant liquidity risk materially limits the Company’s ability to pay future dividends.

The Company current policy is to not pay any cash dividends on its Common Stock.

The following table sets forth information detailing the Company’s equity compensation plans as of December 31, 2014, under which shares of our Common Stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	92,642,876	US$0.09	0
Equity compensation plans not approved by security holders	0	0	N/A
Total	92,642,876	N/A	0

Under Item 701 of Regulation S-K, other than below, no securities were sold by the Company within the past three years which were not registered under the Securities Act of 1933, as amended:

On December 30, 2014, the Company issued each of Dennis Raefield, Robert Liscouski, Paul Brisgone and Paul Goldenberg 250,000 compensation warrants, each warrant exercisable to acquire an additional share of Common Stock at an exercise price of USD$0.09 per share for a period of three years from the date of issuance. The warrants may be exercised on a cashless basis.

On January 20, 2015, Dendera Capital Fund LP (whose principal is Geoffrey Arens, the Managing Member of the General Partner) (“Dendera”), purchased a total of 200 shares of Series A Stock for a purchase price of CAD$234,000 to rectify the prior issuance of 2,925,000 shares of Common Stock by the Company to Dendera on January 20, 2015, which Series A Stock was issued by the Company to Dendera as was originally intended.

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

RESULTS OF OPERATIONS

Sales for the years ended December 31, 2014 and 2013 were $4,769,298 and $4,134,886, respectively, an increase of $634,412 or 15.3%. This increase was due to increased Service Division and Freedom Sales. Freedom sales for the years ended December 31, 2014 and 2013 were $1,606,114 and $883,680, respectively, an increase of $722,434 or 81.8%. The bulk of this increase was due to the rapid growth of Freedom sales which were just starting in 2013. MESH sales for the years ended December 31, 2014 and 2013 were $1,846,671 and $1,974,482, respectively, a decrease of $127,811 or 6.5%. MESH continued to provide an alternative solution to Freedom for many of our customers during 2014. Enterphone sales for the years ended December 31, 2014 and 2013 were $399,115 and $402,709, respectively, a decrease of $3,594 or 0.9%. Service Division sales for the years ended December 31, 2014 and 2013 were $917,398 and $874,015, respectively, an increase of $43,383 or 5.0%.

For the years ended December 31, 2014 and 2013, Freedom sales were 33.7% and 21.4%, respectively, of total sales. For the years ended December 31, 2014 and 2013, MESH sales were 38.7% and 47.8%, respectively, of total sales.

On the legacy business side, MESH sales have continued their slow decline due to the age of this low-end product, and the lack of a mid-range product for the marketplace. Only our high-end MESH touch screen product is continuing to grow. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management.

On the new product lines, our Freedom IT platform can turn any card reader into an IP device by connecting the Freedom IP device with built-in input/output to a POE switch and then every card usage is processed on a redundant Freedom server either in the building or any remote site. The software component of Freedom is a web browser security operating platform. Unlike control panels, the user database and the door control software is processed in IT language located on a server(s), thereby future-proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional costly hardware every time a reader is added to the system.

The Company also provides Enterphone support and maintenance services pursuant to service contracts that were assigned to us from Telus Corporation in 2003. Sales from the 1,186 existing service contracts continue to decline slowly as older equipment is removed from service. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Monthly fees included equipment sales to those contracts as well. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the twelve months ended December 31, 2014 and 2013, customer service contracts and new equipment sales generated aggregate revenues of $1,137,521 and $1,083,481, respectively, an increase of $54,040 or 5.0%. The decrease in service contracts has been offset by an increase in time and material billing and new installations.

The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,186 at December 31, 2014, as compared to 1,254 at December 31, 2013. The Company continues to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At December 31, 2014, the cost of the service agreements, net of accumulated amortization, was $5,224.

Cost of sales and services as a percentage of sales was 51.6% and 42.1% for the years ended December 31, 2014 and 2013, respectively. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost-effective raw materials are used in all of our products.

Gross profit for the years ended December 31, 2014 and 2013 was $2,307,921 and $2,392,609, respectively, a decrease of $84,688 or 3.5%. This decrease was due to an adjustment in obsolete inventory which reduced cost of sales in 2013. The gross margin percentage for the year ended December 31, 2014 of our product categories of MESH, Freedom, Enterphone, and Service Division were 33.8%, 68.5%, 13.5% and 57.6% respectively. The gross margin percentage for the year ended December 31, 2013 of our product categories of MESH, Freedom, Enterphone, and Service Division were 47.7%, 80.2%, 45.0%, and 64.3%, respectively.

Selling, general and administrative expenses for the years ended December 31, 2014 and 2013 were $5,624,312 and $3,064,786, respectively, an increase of $2,559,526 or 83.5%. Included in the selling, general and administrative expenses for the year ended December 31, 2014 was $1,519,950 of non-cash stock compensation expense for the issuance by the Company of warrants and stock options to management, staff and consultants. Excluding this non-cash compensation expense from selling, general and administrative expenses, the year ending December 31, 2014 would result in a total of $4,104,362, respectively, a significant reduction in true selling, general and administrative expenses, excluding the non-cash charges. The inclusion of this expense skews the percentages for the year ended December 31, 2014 selling, general and administrative expenses, as a percentage of sales, to be 117.9%, as compared to the year ended December 31, 2013 being 74.1%. Excluding the non-cash compensation expense from the selling, general and administrative expenses for the year ended December 31, 2014 would result in selling, general and administrative expense as a percentage of total sales to be 86.16%. Consulting fees for the year ended December 31, 2014 and 2013 were $481,875 and $966,776, respectively, a decrease of $484,901 or 50.2%. This decrease was due to some consultants becoming employees of the Company in 2014 and some consulting services being discontinued.

Research and development costs for the year ended December 31, 2014 and 2013 were gross $703,288 and $425,016, respectively. Government grants for the year ended December 31, 2013 totaled $146,502, resulting in net research and development costs of $278,514. Research and development costs have increased during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to the hiring of three newly created technical support positions and not receiving additional government grants in 2014.

Loss before other items for the year ended December 31, 2014 was $4,069,977 as compared to a loss before other items of $974,515 for the year ended December 31, 2013, an increased loss of $3,095,462. Included in the net loss for the year ended December 31, 2014 was a non-cash compensation expense of $1,519,950 for the issuance by the Company of warrants and stock options to management and staff. Otherwise, excluding this non-cash compensation expense would result in a loss before other items for the year ended December 31, 2014 of $2,550,027. This adjusted loss before other items of $2,550,027 is an increased loss of $1,575,511 as compared to the loss before other items of $974,516 for the year ended December 31, 2013.

Total assets at December 31, 2014 were $1,597,773 and total financial liabilities, including of derivative financial liabilities, were $3,970,003. Total Common Stock issued as the dividend payment of the Company’s Series A Stock for the years ended December 31, 2014 and 2013 were 974,795 and 1,257,523 shares of Common Stock, respectively.

Liquidity and Capital Resources

Cash as of December 31, 2014, as compared to December 31, 2013 was $190,309 and $172,684, respectively, a decrease of $17,625.

On May 17, 2013, the Company completed a private placement of 4,750,000 units at a price of $0.10 per unit for total proceeds of $475,000. On May 21, 2013, the Company completed an additional private placement of 2,000,000 units at a price of $0.10 per unit for total proceeds of $200,000. Each unit consists of one share of Common Stock and one-half of one share purchase warrant of the Company (“Warrant”), with each whole Warrant exercisable to acquire an additional share of Common Stock at a price of $0.20 for a period of three years from the closing date.

In connection with the May 17, 2013 and May 21, 2013 offerings, the Company paid to a registered broker-dealer a cash commission of $7,500 and issued Warrants to acquire 675,000 shares of Common Stock of the Company at a price of $0.20 per share for a period of three years from the closing date. The Warrants may be exercised on a cashless basis.

On March 11, 2014, the Company completed a private placement of 8,333,329 shares of Common Stock at a price of $0.09 per share for total proceeds of $750,000. The Company also issued a total of 4,166,659 Warrants, each Warrant exercisable to acquire an additional share of Common Stock at an exercise price of $0.20 per share for a period of five years from the closing date.

In connection with the March 11, 2014 offering, the Company paid to a registered broker-dealer a commission of $71,000 in cash and Warrants to acquire 788,888 shares of Common Stock of the Company at a price of $0.09 per share for a period of five years from the closing date. The Warrants may be exercised on a cashless basis.

On March 27, 2014, the Company completed a private placement of 16,502,220 shares of Common Stock at a price of $0.09 per share for total proceeds of $1,485,200. The Company also issued a total of 8,251,107 Warrants, each Warrant exercisable to acquire an additional share of Common Stock at an exercise price of $0.20 per share for a period of five years from the closing date.

On March 31, 2014, the Company issued an additional 277,778 shares of Common Stock at a price of $0.09 per share for total proceeds of $25,000. The Company also issued 138,888 Warrants, each Warrant exercisable to acquire an additional share of Common Stock at an exercise price of $0.20 per share for a period of five years from the closing date.

In connection with the March 27, 2014 and March 31, 2014 offerings, the Company paid to a registered broker-dealer a commission of $35,604 in cash and Warrants to acquire 395,599 shares of Common Stock of the Company at a price of $0.09 per share for a period of five years from the closing date. The Warrants may be exercised on a cashless basis.

On December 30, 2014, the Company issued each of Dennis Raefield, Robert Liscouski, Paul Brisgone and Paul Goldenberg 250,000 compensation warrants, each warrant exercisable to acquire an additional share of Common Stock at an exercise price of USD$0.09 per share for a period of three years from the date of issuance. The warrants may be exercised on a cashless basis.

Subsequent to the year ended December 31, 2014, on January 20, 2015, the Company completed a private placement of 2,925,000 shares of Common Stock at a price of CAD$0.08 per share for total proceeds of CAD$234,000. The Company also issued a total of 1,462,500 Warrants, each Warrant exercisable to acquire an additional share of Common Stock at an exercise price of CAD$0.16 per share for a period of five years from the closing date. The Warrants may be exercised on a cashless basis. This private placement was cancelled on March 16, 2015 and replaced with Series A Stock as described below.

On January 20, 2015, Dendera Capital Fund LP (whose principal is Geoffrey Arens, the Managing Member of the General Partner) (“Dendera”), purchased a total of 200 shares of Series A Stock for a purchase price of CAD$234,000 to rectify the prior issuance of 2,925,000 shares of Common Stock by the Company to Dendera on January 20, 2015, which Series A Stock was issued by the Company to Dendera as was originally intended.

At December 31, 2014, the Company had working capital (defined as current assets less current liabilities) of $290,951 as compared to working capital of $248,877 at December 31, 2013, an increase of $42,074. The current ratio at December 31, 2014 was 1.27 as compared with 1.24 at December 31, 2013.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $12,661,536, reported a loss for the year ended December 31, 2014 of $990,681 and has working capital of $290,951 at December 31, 2014. Cash flows used in operating activities for the year ended December 31, 2014 were $2,123,807. Although management is confident that the Company believes it can access sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving profits. There can be no assurance that the Company will be successful in obtaining sufficient working capital and that actual results will not materially differ from expectations. If working capital becomes insufficient, the Company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the Company. In the event the Company hits its sales targets, the Company will have sufficient working capital for 2015. Management continues actively seeking new investors and developing customer relationships. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The outstanding term for our receivables has been increasing due to a few slower-paying customers. The accounts receivable reserve was $181,529 at December 31, 2014 as compared to $250,458 at December 31, 2013 due to more rigorous collection efforts on difficult accounts. The accounts receivable reserve has decreased by $68,929 or 27.5%, since the year ended December 31, 2013. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There had been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At December 31, 2014, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company intends to conduct capital raises for Common Stock, preferred shares, convertible debt and factoring.

If the Company’s liquidity increases, we will be purchasing more inventory and hiring more sales and technical staff to accommodate the expected increased future sales.

There are no material unused sources of liquid assets.

For the year ended December 31, 2014, the Company invested $185,714 on capital expenditures, consisting of computers, office furniture and leasehold improvements.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities that is subject to a Board-approved investment policy.

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

The Company does not have any material commitments for capital expenditures as of December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Fourth Quarter

During the fourth quarter of 2014, the Company continued to experience cash flow challenges. These problems impacted the Company's ability to perform some marketing activities and were caused by unexpected delays in orders or payments from U.S. Federal Government contractors. These orders are expected to be released in the first or second quarter of 2015. The Company’s sales continued to show strength through continued demand for MESH Touch Screens, especially Freedom, U.S. Federal Government deployments, and the addition of several major distributors of its Liberty access control system. The Company diverted significant engineering resources to the final development of its U.S. Government FICAM solution and its targeted submission of its new FICAM topology application, completed in 2014.

Critical Accounting estimates and judgments:

The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the allowance for doubtful accounts, inventory obsolescence, the estimation for future warranty costs, the estimated useful lives of equipment and intangible assets, the deferred tax valuation allowance, and assumptions used to determine the fair value of stock-based compensation. Details are provided for critical estimates are as follows:

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

Equipment is stated at cost and depreciated over the estimated useful lives of the assets:

Asset	Basis	Rate

Automobile	declining balance	20%
Computer equipment	declining balance	30%
Leasehold improvements	declining balance	20%
Office furniture and equipment	declining balance	20%

Intangible assets consist of intercom service agreements that are considered to have a finite useful life. They are recorded at cost and are reviewed annually for impairment. On April 1, 2005, the Company began amortizing the cost on a straight-line basis over an estimated useful life of 10 years.

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the un-collectability of the Company’s trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers have deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are attached to this report following the signature page.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, including its principal executive officer who was also our principal financial officer in 2014, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

2013 COSO Framework:

The Company has not transitioned to the 2013 COSO framework.

Conflict Minerals Rule:

The Company is currently conducting an inquiry to ascertain whether its products contain minerals covered by this rule, and if so, determining the country of origin of these minerals.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is not effective. Management is working with the audit committee to put processes in place to monitor internal controls and oversee the reporting process. The following are deficiencies that management is aware of but do not believe compromise the internal controls or reporting process.

Deficiencies:

a.	Roles and responsibilities for the financial reporting process are not documented in a formalized manner.
b.	All employees have full access to inventories. Inventories are not adequately secured from employees who do not need access; however, cameras are on site to mitigate any risk of theft.
c.	The accounting department has unrestricted access to all modules of the general ledger, however, the Controller reviews the ledgers regularly.

Management is addressing these deficiencies. It plans to remain vigilant and to add additional staff and system improvements as resources permit.

Item 9B. OTHER INFORMATION

None.

PART III.

Items 10–14

Information with respect to Items 10 through 14 will be set forth in the Proxy Statement that will be filed with the Securities and Exchange Commission on or before April 30, 2014 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2014, the issuer will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statement of Operations and Comprehensive Loss
Consolidated Statement of Stockholders’ Deficit
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

(b)	Exhibits:

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Amended and Restated Articles of Incorporation	Filed herewith

3.2	Amended and Restated Bylaws	Filed herewith

4.1	Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 11, 2012

4.2	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 23, 2012

4.3	Certificate of Second Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 26, 2014

4.4	Certificate of Third Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 20, 2015

10.1	Employment Agreement with Dennis Raefield, dated as of February 17, 2014	Filed herewith

10.2	2003 Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2003

21.1	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21.1 to the Form SB-2

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer	Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2015.

VISCOUNT SYSTEMS, INC.

By: /s/ Dennis Raefield
Dennis Raefield

President, Secretary, Principal Executive Officer, Principal Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Dennis Raefield	President, Secretary,	March 26, 2015
	Dennis Raefield	Principal Executive Officer, Principal Financial Officer and Director

By:	/s/ Les Fong	Controller (Acting as Principal Accounting	March 26, 2015
	Les Fong	Officer)

By:	/s/ Robert Liscouski	Director	March 26, 2015
Robert Liscouski

By:	/s/ Paul Goldenberg	Director	March 26, 2015
Paul Goldenberg

By:	/s/ Ned L. Siegel	Director and Non-Executive	March 26, 2015
	Ned L. Siegel	Chairman of the Board

By:	/s/ Alexander Buehler	Director	March 26, 2015
Alexander Buehler

By:	/s/ Geoffrey Arens	Director	March 26, 2015
Geoffrey Arens

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Viscount Systems, Inc. has not registered securities pursuant to Section 12 of the Securities Act and files reports pursuant to Section 15(d) of the Securities Act. As of the date of filing of this Annual Report on Form 10-K, no annual report or proxy material has been sent to the holders of the securities of Viscount Systems, Inc., however, a copy of this Annual Report will be furnished to the holders of the securities of Viscount Systems, Inc. subsequent to the date of filing of this Annual Report.

VISCOUNT SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)

DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viscount Systems Inc:

We have audited the accompanying consolidated balance sheets of Viscount Systems Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position the Company as at December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated in the future. The Company requires additional funds to meet its obligations and the costs of its operations and there is no assurance that additional financing can be raised when needed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 20, 2015

VISCOUNT SYSTEMS, INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
As at December 31, 2014 and 2013

	2014	2013

Assets

Current assets
Cash and cash equivalents	$190,308	$172,684
Trade accounts receivable, less allowance for doubtful accounts of $181,529 (2013 - $250,458)	661,629	585,153
Inventory (note 3)	533,217	532,798
Total current assets	1,385,154	1,290,635

Deposits	1,391	1,391
Equipment (note 4)	206,004	22,229
Intangible assets (note 5)	5,224	26,116

Total assets	$1,597,773	$1,340,371
	.
Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$362,595	$254,682
Accrued liabilities	564,466	601,270
Lease obligation - current	10,285	-
Deferred revenue	37,318	37,543
Due to related parties (note 6)	5,003	33,727
Loans payable (note 7)	114,536	114,536
Total current liabilities	1,094,203	1,041,758

Lease obligation - long term	17,182	-
Derivative financial liabilities (notes 8 and 9)	2,858,618	5,118,454
	3,970,003	6,160,212

Stockholders' deficit
Capital stock (note 10)
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 20,000,000 preferred shares with a par value of US$0.001 per share Issued and outstanding: 126,009,581 common shares (2013 - 97,075,003) (note 10)	148,787	119,853
1,072 preferred shares (2013 - 1,115) (note 8)	-	-
Additional paid-in capital	10,140,519	6,731,161
Accumulated deficit	(12,661,536)	(11,670,855)
Total stockholders' deficit	(2,372,230)	(4,819,841)

Total liabilities and stockholders' deficit	$1,597,773	$1,340,371

Commitments (note 13)
Subsequent event (note 16)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in Canadian dollars)
Years Ended December 31, 2014 and 2013

	2014	2013

Sales	$4,769,298	$4,134,886
Cost of sales	2,461,377	1,742,277
Gross profit	2,307,921	2,392,609

Expenses
Selling, general and administrative	5,624,312	3,064,786
Research and development	703,288	278,514
Depreciation and amortization	50,298	23,825
	6,377,898	3,367,125

Loss before other items	(4,069,977)	(974,516)

Other items
Interest income	3,786	322
Preferred share dividends	(84,762)	(113,647)
Fair value adjustment of derivative liabilities (Note 9)	3,160,272	(1,992,659)
	3,079,296	(2,105,984)

Net loss and comprehensive loss	$(990,681)	$(3,080,500)

Basic and diluted loss per common share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, Basic and diluted	119,454,239	91,969,573

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
Years Ended December 31, 2014 and 2013

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, December 31, 2012	86,733,750	$109,512	1,149	$-	$5,979,271	$(8,590,355.00)	$(2,501,572)

Series A dividends issued or to be issued	-	-	91	-	-	-	-
Conversion of Series A shares	3,071,253	3,071	(125)	-	192,404	-	195,475
Units issued for cash from equity securities, net of costs	6,750,000	6,750	-	-	487,025	-	493,775
Stock-based compensation - shares for consulting services	520,000	520	-	-	52,374	-	52,894
Stock-based compensation - warrants	-	-	-	-	20,087	-	20,087
Net loss	-	-	-	-	-	(3,080,500)	(3,080,500)

Balance, December 31, 2013	97,075,003	119,853	1,115	-	6,731,161	(11,670,855)	(4,819,841)

Series A dividends issued	-	-	82	-	-	-	-
Conversion of Series A shares	3,071,253	3,071	(125)		312,525		315,596
Units issued for cash from equity securities, net of costs	25,113,327	25,113	-	-	1,502,633	-	1,527,746
Stock-based compensation - rachet shares issued	749,998	750			74,250		75,000
Stock-based compensation - options and warrants					1,519,950	-	1,519,950
Net loss	-	-	-	-	-	(990,681)	(990,681)

Balance, December 31, 2014	126,009,581	$148,787	1,072	$-	$10,140,519	$(12,661,536)	$(2,372,230)

See accompanying notes to consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
Years Ended December 31, 2014 and 2013

	2014	2013

Operating activities:
Net loss	$(990,681)	$(3,080,500)
Items not involving cash:
Depreciation and amortization	50,298	23,825
Preferred share dividends	84,762	113,647
Fair value adjustment of derivative liability	(3,160,272)	1,992,659
Stock-based compensation	1,519,950	72,981
Non-cash financing fees	371,221	-
Changes in non-cash working capital balances (note 12)	915	2,670
Net cash used in operating activities	(2,123,807)	(874,719)

Investing activities:
Purchase of equipment	(185,714)	-
Net cash used in investing activities	(185,714)	-

Financing activities:
Proceeds from private placement, net	2,327,145	681,262
Repayment of short term loans payable	-	(40,366)
Net cash provided by financing activities	2,327,145	640,896

Increase (decrease) in cash	17,624	(233,823)

Cash, beginning of period	172,684	406,507

Cash, end of period	$190,308	$172,684

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to interim financial statements.

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

1.	Nature and continuance of operations

Viscount Systems, Inc. (the “Company”) was incorporated on May 24, 2001 in the State of Nevada. The Company manufactures, distributes, and provides services for electronic premises access and security equipment primarily through its wholly owned Canadian subsidiary, Viscount Communication and Control Systems Inc.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $12,661,536, reported a loss of $905,919 (2013 - $3,080,501). Although management is confident that the company can access sufficient working capital to maintain operations and ultimately generate positive cash flows from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving sustainable profits. Management has estimated that the Company will need to raise a minimum of $1,500,000 by way of new debt or equity financing to continue normal operations for the next twelve months. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d)	Inventory
Raw materials, work in process and finished goods are stated at the lower of average cost and net realizable value. Cost includes direct labor utilized in assembly and an allocation of plant overhead.

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

2.	Significant accounting policies (cont’d…)

	(e)	Equipment
Equipment is stated at cost and depreciated over the estimated useful lives of the assets:

Asset	Basis	Rate

Automobile	declining balance	20%
Computer equipment	declining balance	30%
Leasehold improvements	declining balance	20%
Office furniture and equipment	declining balance	20%

(f)	Intangible assets

Intangible assets consist of intercom service agreements that are considered to have a finite useful life. They are recorded at cost and are reviewed annually for impairment. On April 1, 2005, the Company began amortizing the cost on a straight-line basis over an estimated useful life of 10 years.

(g)	Impairment of long-lived assets

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

(h)	Revenue recognition

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

(i)	Research and development costs
Research and development costs have been expensed as incurred.

(j)	Derivative financial instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. These include derivative warrant liabilities and derivative conversion options liabilities. Subsequent changes to the estimated fair values are recorded in the statement of operations and comprehensive loss.

(k)	Net loss per share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if stock options were exercised.

For the year ended December 31, 2014 and 2013, shares attributable to the assumed exercise of outstanding options and shares attributable to the assumed exercise of outstanding warrants and convertible preferred shares were excluded from the calculation of diluted loss per share because the effect was antidilutive.

(l)	Stock-based compensation

The Company has adopted the fair value method of accounting for all stock-based compensation expense. Stock-based compensation expense is recognized in the consoldiated financial statements for granted, modified, or settled stock options and compensation warrants issued to employees for services.

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

2.	Significant accounting policies (cont’d…)

	(m)	Comprehensive loss
The Company has no items of other comprehensive loss in any year presented. Therefore, net loss equals comprehensive loss.

	(n)	Reclassfications
Certain amounts have been reclassifed in the comparative consolidated balance sheet to conform to the current year’s presentation.

	(o)	Cash and Cash Equivalents
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

3.	Inventory

	December 31,	December 31,
	2014	2013

Raw materials	$289,100	$347,641
Work in process	25,683	43,177
Finished goods	218,434	141,980

	$533,217	$532,798

4.	Equipment

		Accumulated	Net book
December 31, 2014	Cost	depreciation	value

Automobile	$25,209	$2,521	$22,688
Computer equipment	171,635	112,941	58,694
Leasehold improvements	69,037	5,867	63,170
Office furniture and equipment	134,660	73,208	61,452

	$400,541	$194,538	$206,004

		Accumulated	Net book
December 31, 2013	Cost	depreciation	value

Computer equipment	$110,838	$100,758	$10,080
Office furniture and equipment	77,269	65,119	12,149

	$188,107	$165,877	$22,229

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

5.	Intangible assets

On May 16, 2003, the Company entered into an agreement for the purchase of certain assets of Telus Corporation (“Telus”). The assets comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. At December 31, 2003, the Company had acquired 2,215 service agreements for which it paid a total of $208,921. At December 31, 2014, the Company held 1,186 service agreements (2013 – 1,254) at a carrying cost, of $5,224 (2013 - $26,116), net of accumulated amortization of $203,697 (2013 - $182,913).

The expected amortization expense for the next fiscal year is as follows:

Year ending December 31, 2015	$5,224

6.	Due to related parties

Amounts due to a director for consulting fees and travel expenses totaled $5,003 at December 31, 2014 (2013 - $33,727). These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

7	Short term loans payable

Amounts due to third parties totaled $114,536 for outstanding loans and advances (2013 - $114,536). These are non- interest bearing, unsecured and have no fixed terms of repayment.

8.	Series A convertible redeemable preferred stock

In 2012, the Company completed the sale of 1,100 shares of Series A Convertible Redeemable Preferred Stock (“Series A Shares”), par value US$0.001 per share and stated value of US$1,000 per share, for gross proceeeds of US$1,100,000. The Series A Shares contain certain rights and preferences as follows:

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

In connection with the Series A Shares issuance, the Company also issued 13,285,012 warrants, each exercisable into one common shares at US$0.08 per share for a period of 5 years. The Company paid a cash comission of US$110,000 and issued 2,657,002 agents warrants. Each agent warrant is exercisable into one common share of the Company at US$0.05 per share for a period of 5 years. The warrants may be exercised on a cashless basis.

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

9.	Derivative liabilities

Balance, December 31, 2013	$3,023,161
Fair value change of derivative liabilities	1,992,659
Fair value of preferred shares issued as dividends	113,647
Fair value of warrants issued	184,462
Conversion of preferred shares	(195,475)
Balance, December 31, 2013	5,118,454
Fair value change of derivative liabilities	(3,160,272)
Fair value of preferred shares issued as dividends	84,762
Fair value of warrants issued and extended	1,095,294
Other reclassification to derivative liability	35,977
Conversion of preferred shares	(315,596)
Balance, December 31, 2014	$2,858,618

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements and warrants whose life was extended that have an exercise price in a currency other than the functional currency of the Company, as well as conversion options and dividends on Series A Shares where the conversion price is not fixed.

The fair value of the warrants and dividends were determined using the Black-Scholes option pricing model and the conversion options were valued using the Binomial Lattice model using the following current market assumptions:

	December 31,	December 31,
	2014	2013
Volatility	79% - 109%	92% - 186%
Risk-free interest rate	0.25% - 1.10%	0.63% - 1.39%
Expected life	0.94 – 5.00 yrs	2.19 – 4.75 yrs

The significant assumptions used during the year to estimate the fair value included an expected term (based on the history of exercises and forfeitures) and volatility (based on the historical volatility with a look-back period equivalent to the expected term).

Certain derivative liabilities contain other provisions such as rachet rights on conversion option prices and warrant exercise prices. Under US GAAP, if the terms of a contingent option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion option is adjusted, an issuer shall wait until the contingent event occurs and then compute the resulting liability.

10.	Capital stock

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

Upon issuance of the units, $184,462 were allocated to the warrants and recorded as a derivative liability and the balance, net of share issuance costs, was allocated to common stock and additional paid-in capital. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions; volatility of 155%; a dividend yield rate of 0%; a risk-free interest rate of 0.40% and an expected life of three years and allocated on a relative basis.

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

10.	Capital stock (cont’d)

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

In connection with the offerings, the Company paid to a registered broker-dealer a commission of US$106,604 in cash and share purchase warrants to acquire 1,184,487 shares of common stock of the Company at a price of US$0.09 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis.

Upon issuance of the March 2014 units, $799,399 were allocated to the warrants and recorded as a derivative liability and the balance, net of share issuance costs, was allocated to common stock and additional paid-in capital. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions; volatility of 176%; a dividend yield rate of 0%; a risk-free interest rate of 0.90% and an expected life of five years and allocated on a relative basis.

Stock Options:

On July 8, 2014, the board amended the Company’s 2003 Share Option Plan by amending the termination provision and to increase the number of common shares reserved for the issuance under the plan from 2,935,510 to 8,806,530. All other terms of the plan remain unchanged. All stock options granted are exercisable in US$. A summary of the stock option activity is as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2012	8,206,875	US$0.05
Expired/cancelled	(6,577,500)	US$0.05
Outstanding at December 31, 2013	1,629,375	US$0.08
Granted	10,561,450	US$0.10
Cancelled	(438,750)	US$0.10
Outstanding at December 31, 2014	11,752,075	US$0.09

The fair value of the options granted during the year ended December 31, 2014 were determined using the Black-Scholes option pricing model using the following current market assumptions:

Volatility	79.5% - 140%
Risk-free interest rate	0.97% - 1.55%
Expected life	2 yrs – 3.5 yrs

The significant assumptions used during the year to estimate the fair value included an expected term (based on the history of exercises and forfeitures) and volatility (based on the historical volatility with a look-back period equivalent to the expected term).

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

10.	Capital stock (cont’d)

The weighted average grant date fair value of the options granted during the year ended December 31, 2014 was $0.0789 per option (2013 - $nil).

A summary of the stock options outstanding and exercisable at December 31, 2014 is as follows:

			Weighted average		Weighted average	Aggregate
	Exercise Price	Number	remaining contractual life		exercise price	intrinsic value

US$	0.04	54,375				$1,631
	0.08	1,500,000				-
	0.09	10,016,450				-
	0.10	125,000				-
	0.15	56,250				-
		11,752,075	4.06 years	US$	0.09	$1,631

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of US$0.07 per share as of December 31, 2014, which would have been received from the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 31, 2014 was 54,375.

Warrants:

On May 30, 2013, the Company issued 230,000 warrants to a consultant in connection with a advisory services agreement. These warrants have an exercise price of US$0.20 and expire on May 30, 2016. The grant date fair value of these warrants was $20,087 using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; volatility of 157%; risk-free interest rate of 0.49%; and a dividend rate of 0%.

On April 4, 2014, the Company issued a board member 250,000 compensation warrants, each warrant is exercisable to acquire one common share of the Company at an exercise price of US$0.09 per share for a period of three years expiring April 4, 2017.

On April 14, 2014, the Company issued board members 2,690,000 compensation warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.10 per share for a period of five years expiring April 14, 2019. The Company also issued to a board member 250,000 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.09 per share for a period of five years expiring April 14, 2019.

On April 16, 2014, the Company extended the term of 4,162,650 warrants issued as part of a private placement that closed on April 16, 2007 and expired on April 16, 2012, for a period of three years expiring April 16, 2017. Each warrant is exercisable to acquire an additional share of the Company at an exercise price of US$0.09 per share. The grant date fair value of these warrants was $366,120 using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; volatility of 88%; risk-free interest rate of 0.89%; and a dividend rate of 0%.

The Company issued common shares at a price of US$0.10 per share and share purchase warrants of the Company exercisable at an exercise price of US$0.20 per share pursuant to securities purchase agreements entered into between the Company and certain investors in May 2013. These May 2013 shares and and May 2013 warrants were subject to adjustment due to the issuance of common shares at a price of US$0.09 per share in the Company’s private placement that closed on March 11, 2014. On May 20, 2014, pursuant to the adjustment, the Company issued to investors of the 2013 Offering a total of 749,998 shares of common stock with a fair value of $75,000 and 374,996 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.18 per share for a term of two years expiring May 17, 2016. The grant date fair value of these warrants was $24,605 using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; volatility of 81%; risk-free interest rate of 0.8%; and a dividend rate of 0%.

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

10.	Capital stock (cont’d)

On July 4, 2014, the Company extended the term of 2,500,000 warrants issued as part of a professional service agreement in 2011 and expired on June 22, 2014 for a period of a further two years expiring June 22, 2016. Each warrant is exercisable to acquire an additional share of the Company at an exercise price of US$0.065 per share. The fair value of these warrants is $181,877 using the Black-Scholes option pricing model with the following assumptions: expected life of 1.4 years; volatility of 131%; risk-free interest rate of 0.52%; and a dividend rate of 0%.

On July 8, 2014, the Company issued a board member 250,000 compensation warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.095 per share for a period of five years expiring July 8, 2019.

On September 4, 2014, the Company issued a consultant 250,000 compensation warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.09 per share for a period of three years expiring September 4, 2017.

On December 19, 2014, the Company issued a board member 250,000 compensation warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.095 per share for a period of five years expiring December 19, 2019.

On December 30, 2014, 250,000 compensation warrants were granted to each of four board members, totalling 1,000,000 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.09 per share for period of three years expiring December 30, 2017. These warrants were issued to replace the 1,000,000 warrants granted to the same board members on December 5, 2011 which had expired on December 5, 2014. These warrants granted on December 5, 2011 had an exercisable price of CDN$0.10 per share for a period of three years.

The fair values of the compensation warrants granted in the year ended December 31, 2014 were determined using the Black-Scholes option pricing model using the following current market assumptions:

Volatility	86% - 163%
Risk-free interest rate	0.52% - 1.7%
Expected life	1.4 yrs – 3.5 yrs

The significant assumptions used during the year to estimate the fair value of compensation warrants included an expected term (based on the history of exercises) and volatility (based on the historical volatility with a look-back period equivalent to the expected term).

The weighted average grant date fair value of the compensation warrants granted during the year ended December 31, 2014 was $0.12 per warrant (2013 - $0.087).

A summary of warrant activity during the twelve months ended December 31, 2014 is as follows:

		Weighted average
	Number of warrants	exercise price
Outstanding at December 31, 2012	54,392,014	$0.08
Issued as part of private placement	4,050,000	0.20
Issued as compensation to consultant	230,000	0.20
Outstanding at December 31, 2013	58,672,014	0.09
Issued as part of private placements	18,278,787	0.20
Expired	(1,000,000)	0.10
Issued as compensation warrants	4,940,000	0.09
Outstanding at December 31, 2014	80,890,801	$0.11

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

10.	Capital stock (cont’d)

The value of the private placement warrants have not been separately valued as the value would remain in additional paid in capital, with the exception of warrants classified as derivatives (note 9).

A summary of the warrants outstanding and exercisable at December 31, 2014 is as follows:

			Weighted Average
Weighted Average	Exercise Price	Number	Remaining Contractual Life
US$	0.080	2,499,999	0.93 years
	$0.080	9,500,001	0.93 years
US$	0.080	3,000,000	0.98 years
	$0.080	3,000,000	0.98 years
US$	0.080	3,600,000	1.17 years
	$0.080	7,350,000	1.17 years
	$0.150	2,500,000	1.48 years
US$	0.065	12,285,012	2.43 years
US$	0.050	2,457,002	2.43 years
US$	0.065	1,000,000	2.80 years
US$	0.050	200,000	2.80 years
US$	0.100	5,000,000	2.90 years
US$	0.050	1,000,000	2.90 years
US$	0.200	2,375,000	1.38 years
US$	0.200	675,000	1.39 years
US$	0.200	1,000,000	1.39 years
US$	0.200	230,000	1.41 years
US$	0.200	4,955,547	4.20 years
US$	0.200	8,641,151	4.24 years
US$	0.200	144,443	4.25 years
US$	0.090	250,000	2.26 years
US$	0.090	250,000	4.29 years
US$	0.090	250,000	2.68 years
US$	0.095	250,000	4.52 years
US$	0.100	1,540,000	4.29 years
US$	0.100	1,150,000	4.29 years
US$	0.080	4,162,650	2.29 years
US$	0.180	263,886	1.38 years
US$	0.180	111,110	1.38 years
US$	0.095	250,000	1.24 years
US$	0.10	250,000	4.96 years
US$	0.090	1,000,000	3.00 years
	$0.105	80,890,801	2.27 years

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

11.	Income taxes

The provision for income taxes differs from the amount that would have resulted in applying the combined Canadian and United States statutory income tax rates as follows:

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Net loss before income tax	$(990,682)	$(3,080,500)
Statutory income tax rate	26%	25.75%
Expected income tax recovery at statutory income tax rate	(257,577)	(793,229)
Non-deductible expenses and other items	(542,844)	493,400
Change in valuation allowance	800,421	299,829
Income tax expense	$-	$-

Temporary differences that give rise to the following deferred income tax assets are as follows:

	December 31, 2014	December 31, 2013
Equipment	$30,496	$22,850
Intangible assets	25,679	24,470
Investment tax credits (non-refundable)	1,371,512	1,051,751
Losses	1,385,279	616,264
Research and development costs	872,644	791,797
Warranty provision	(323,162)	54,712
	3,362,447	2,562,026
Valuation allowance	(3,362,447)	(2,562,026)
Net deferred income tax assets	$-	$-

The Company has loss carry-forwards of approximately $5,328,000 which will expire over a period up to 2034.

The Company has non-refundable federal investment tax credits of approximately $872,000 which will expire over a period up to 2034 and provincial investment tax credits of approximately $499,000, which will expire over a period up to 2024.

The Company has unutilized scientific research and development costs of approximately $3,356,000 which may be available to reduce taxable income and income taxes payable in future years.

Management has determined that the realization of the potential deferred tax assets resulting from these tax pools and other temporary differences is uncertain at this time, and cannot be viewed as more likely than not. Accordingly, the Company has recorded a full valuation allowance for the potential deferred tax asset.

The Company files income tax returns in Canada and the United States of America. The Company’s Canadian income tax returns for 2007 through 2013 are open tax years. The Company’s United States tax returns are open from 2008 through 2013. The Company has reviewed its tax filings for these years to identify the existence of any uncertain tax positions that would require recognition in the Company’s financial statements. The Company may from time to time be assesed interest or penalties by tax filing jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

12.	Changes in non-cash working capital balances

	Years ended December 31,
	2014	2013
Trade accounts receivable	$(76,476)	$26,134
Inventory	(419)	(184,820)
Accounts payable	143,563	103,825
Accrued liabilities	(36,804)	31,985
Deferred revenue	(225)	(713)
Due to related parties	(28,724)	26,259
	$915	$2,670

13.	Commitments and contingencies

The Company is committed to minimum annual payments for leases on its premises, automobiles, and office equipment as follows in each of the next three years:

Year ending December 31, 2015	$162,786
Year ending December 31, 2016	$73,029
Year ending December 31, 2017	$8,254

Rent expense included in the statements of operations is $142,151 (2013 - $140,744).

The Company has an agreement with its CEO for services. As consideration, the Company is obligated to a yearly salary of US$175,000 plus a housing allowance of US$5,000 per month. The agreement is for a three year term commencing March 1, 2014.

The Company has an agreement with a consultant for business development, investor relations and strategic and financial services. As consideration, the Company compensates the consultant at $2,250 per month (subject to increase if funding is raised), and must pay commissions of 10% on funds raised. The agreement may be terminated by 30 days written notice. The commission arrangement shall extend for 12 months beyond termination.

The Company has retained U.S. legal representation for all general corporate and U.S. securities work. As consideration, the Company will remit a monthly retainer at $5,000 per month for work within the scope of the agreement for 6 months from January to June 2015, after which, the monthly retainer is subject to adjustment.

The Company has an agreement with a consultant for public and investor relations. As consideration, the Company will remit a monthly fee at $12,500, of which $7,500 per month in cash and $5,000 per month in restricted stock. The agreement will be for an initial period of 6 months from January to June 2015. The agreement may be terminated by 30 days written notice.

In response to a Civil Claim filed by the Company against its former President and CEO, the former President and CEO has filed a counterclaim on January 2, 2015, alleging that he is owed compensation for various reasons. The Company denies that he is entitled to any of these amounts, and takes the position that his termination was for cause. The outcome of the claims cannot be determined at this time and as a result no contingent liability has been recorded.

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

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

2014	Manufacturing	Servicing	Total
Sales to external customers	$3,631,777	$1,137,521	$4,769,298
Depreciation and amortization	29,406	20,892	50,298
Segment income (loss) before other items	(4,306,758)	236,781	(4,069,977)
Total assets	$1,592,549	$5,224	$1,597,773

2013	Manufacturing	Servicing	Total
Sales to external customers	$3,051,405	$1,083,481	$4,134,886
Depreciation and amortization	2,933	20,892	23,825
Segment income (loss) before other items	(1,306,229)	331,713	(974,516)
Total assets	$1,314,255	$26,116	$1,340,371

(b)

Of the total sales for the twelve months ended December 31, 2014, $1,194,401 (2013 - $502,155) was derived from U.S.-based customers and $3,574,897 (2013 - $3,632,731) from Canadian-based customers. Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Major customers:
No customer represented more than 10% of total sales in either of the years presented.

(d)	Products:

MESH sales represented 38.7% of total revenue during the twelve months ended December 31, 2014 (2013 – 47.8%). FREEDOM sales represented 33.7% of total revenue during the twelve months ended December 31, 2014 (2013 – 24.0%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

15.	Financial instruments

The Company’s financial instruments include cash, trade accounts receivable, accounts payable, loans payable, and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency, or business concentration arising from these financial instruments. The Company’s financial instruments also include derivative liabilities which are measured at fair value and are impacted by changes in interest rates, foreign exchange rates and the price of the Company’s shares.

The fair values of all other financial instruments approximate their carrying values based on their liquidity and short- term nature.

Viscount Systems, Inc.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)
December 31, 2014

15.	Financial instruments (cont’d)

The Company is subject to significant liquidity risk. At December 31, 2014, the Company’s current assets consist principally of trade accounts receivables and inventory. The Company must liquidate inventories and rapidly increase collection periods on its receivables to ensure that sufficient cash is available to settle payables and operating costs as they come due.

Fair value
Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values. The three levels of the fair value hierarchy are:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
Level 3 – Inputs that are not based on observable market data.

The Company recognizes its derivative liabilities at fair value determined using Level 3 inputs.

16.	Subsequent Event

On January 20, 2015, the Company completed a private placement of 200 Series A Convertible Redeemable Preferred Stock with a stated value of US$1,000 per share for total proceeds of CAD$234,000.

Commending March, 2014, the Company entered into a one year agreement with a financing company to factor its trade accounts receivables. The financing company offered a CDN$1,000,000 credit facility by the purchase of eligible accounts receivable at a discount rate of 3.65% of the face value of the purchased receivable plus 1/10% per day on any receivable outstanding after 35 days from the date of invoice purchase. Any amounts that remain unpaid 90 days after the initial invoice date, or any dispute raised by the customer will be repurchased by the Company or replaced by eligible receivables.