Form 10-Q
period 2015-03-31
VISCOUNT SYSTEMS INC
filed 2015-05-20
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
As of May 20, 2015 the registrant’s outstanding common stock consisted of 126,047,236 shares.

PART I. FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Terms such as “we believe”, “we expect” or “we project”, and similar terms, are examples of forward looking statements that we may use in this report. Such statements also relate to the sales trends of our Enterphone 2000, EPX (previously named Enterphone 3000), Freedom, Liberty, and MESH product lines, general revenues, income, the number of new construction projects or building upgrades that may generate sales of our products, and in general the market for our products. Any projections herein are based solely on our management’s views, and were not prepared in accordance with any accounting guidelines applicable to projections. Accordingly, these forward looking statements are intended to provide the reader with insight into our management’s proposals, expectations, strategies and general outlook for our business and products, but because of the risks associated with those statements, including those described herein and in our annual report, readers should not rely upon those statements in making an investment decision. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements. As used herein, the “Company”, “Viscount”, “we”, “us”, “our” and words of similar meaning refer to Viscount Systems, Inc.

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2015, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.2666 for USD$1.0000 or CAD$1.0000 for USD$0.7895.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(revised)
		(See Note 6a)
Assets

Current assets
Cash	$178,800	$190,308
Trade accounts receivable, less allowance for doubtful accounts of $114,923 (2014 - $181,529)	787,104	661,629
Inventory	555,083	533,217
Total current assets	1,520,987	1,385,154

Equipment	195,556	206,004
Deposits	1,391	1,391
Intangible assets	-	5,224

Total assets	$1,717,934	$1,597,773

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$728,355	$362,595
Accrued liabilities	560,002	564,466
Capital lease obligation - current portion	10,506	10,285
Deferred revenue	29,595	37,318
Due to related parties	17,643	5,003
Loans payable	114,536	114,536
Total current liabilities	1,460,637	1,094,203

Capital lease obligation - net of current obligation	14,471	17,182
Derivative financial liabilities	2,440,776	2,858,618
Total liabilities	3,915,884	3,970,003

Commitments and contingencies

Convertible redeemable preferred stock - Series A - 1,298 and 1,072 shares issued and outstanding as of March 31, 2015 and December 31, 2014, (aggregate liquidation preference of $1,298,000 and $1,072,000 as of March 31, 2015 and December 31, 2014), stated value of $1,000 per share 20,000,000 preferred shares authorized with a par value of US$0.001 per share	16,696	1

Stockholders' deficit
Capital stock
Authorized: 300,000,000 common shares with a par value of US$0.001 per share 126,047,236 common shares issued/outstanding (2014 - 126,009,581)	126,047	126,009
Additional paid-in capital	10,199,686	10,163,296
Accumulated deficit	(12,540,379)	(12,661,536)
Total stockholders' deficit	(2,214,646)	(2,372,231)

Total liabilities and stockholders' deficit	$1,717,934	$1,597,773

See accompanying notes to condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Expressed in Canadian dollars)
For the three months ended March 31, 2015 and 2014
(Unaudited)

	March 31,	March 31,
	2015	2014

Sales	$1,324,896	$936,873
Cost of sales	660,377	528,295
Gross profit	664,519	408,578

Expenses
Selling, general and administrative	956,834	815,998
Research and development	189,215	121,243
	1,146,049	937,241

Operating loss	(481,530)	(528,663)

Other items
Interest income	10	11
Change in fair value of derivative liabilities	621,373	(1,285,127)
	621,383	(1,285,116)

Net Income (loss)	139,853	(1,813,779)

Preferred stock:
Series A convertible contractual dividends	(18,696)	-
Net income (loss) attributable to common stockholders	$121,157	$(1,813,779)

Per share data
Net Income (loss) - basic and diluted	$0.00	$(0.01)
Series A convertible contractual dividends	$0.00	$0.00

Weighted average number of common shares outstanding, Basic and diluted	126,026,928	122,188,330

See accompanying notes to condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
(Unaudited)

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Accumulated deficit	Total

Balance, December 31, 2014 (revised - see Note 6a)	126,009,581	$126,009	$10,163,296	$(12,661,536)	$(2,372,231)

Series A Dividend issued				(18,696)	(18,696)
Proceeds from sale of common stock & warrants	37,655	38	3,012		3,050
Stock-based compensation - warrants			908		908
Warrants issued in connection with Series A Preferred Stock Issuance			32,470		32,470
Net income	-	-	-	139,853	139,853

Balance, March 31, 2015	126,047,236	$126,047	$10,199,686	$(12,540,379)	$(2,214,646)

See accompanying notes to condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the three months ended

	March 31,	March 31,
	2015	2014

Operating activities:
Net income (loss)	$139,853	$(1,813,779)
Items not involving cash:
Depreciation and amortization	17,043	5,852
Change in Fair value of derivative liabilities	(621,373)	1,285,127
Stock-based compensation	908	-
Changes in non-cash working capital balances	218,872	(29,502)
Net cash used in operating activities	(244,697)	(552,302)

Investing activities:
Purchase of equipment	(1,371)	-
Net cash used in investing activities	(1,371)	-

Financing activities:
Capital lease payments	(2,490)	-
Proceeds from sale of Common Stock	3,050	2,366,570
Proceeds from sale of Preferred Stock	234,000	-
Net cash provided by financing activities	234,560	2,366,570

(Decrease) increase in cash	(11,508)	1,814,268

Cash, beginning of period	190,308	172,684

Cash, end of period	$178,800	$1,986,952

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing & Financing Activities:
Fair value of preferred shares issued as dividends	$18,696	$22,402
Fair value of warrant issued	$-	$1,545,189
Fair value of conversion option issued	$184,835	$-

See accompanying notes to condensed financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Three months ended March 31, 2015

1.	Basis of Presentation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions for Form 10-Q and by Article 8-03 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of annual financial statements. These financial statements should be read in conjunction with the audited annual consolidated financial statements of Viscount Systems, Inc. (the “Company”) filed on Form 10-K for the year ended December 31, 2014. Operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2015 or for any other period.

The financial information as at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, are necessary for the fair presentation of the financial information in conformity with U.S. GAAP.

2.	Going Concern and Liquidity

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $12,540,379 and reported an operating loss for the three months ended March 31, 2015 of $481,530. The ability to sustain the current level of operations is dependent on growing sales and achieving profits. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

Subsequent to March 31, 2015, the Company continued to incur net losses and use cash in operating activities. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets and discontinue its operation.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Significant Accounting Policies

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and derivative liabilities.

Net Earnings (Loss) Per Share of Common Stock
Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share reflects the potential dilution that could occur if securities or other instruments to issue Common Stock were exercised or converted into Common Stock. Potentially dilutive securities are excluded from the computation of diluted net earnings (loss) per share if their inclusion would be anti-dilutive. Diluted net earnings (loss) per share reflects the potential dilution that could occur if securities or other instruments to issue Common Stock were exercised or converted into Common Stock. Potentially dilutive securities are excluded from the computation of diluted net earnings (loss) per share if their inclusion would be anti-dilutive and consist of the following:

	March 31
	2015	2014
Options	11,692,075	1,629,375
Warrants	82,372,128	72,413,155
Series A Preferred Stock	27,156,802	25,993,184
Total potentially dilutive shares	121,221,005	100,035,714

Concentration of Credit Risk
The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

Allowance for Doubtful Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $114,923 and $181,529 as of March 31, 2015 and December 31, 2014, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made before the product is delivered. If the financial conditions of customers were to materially deteriorate, an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

Accounts Receivable Factoring
On March 24, 2015, the Company entered into a one year agreement with a financing company to factor its trade accounts receivables. The financing company offered a credit facility not to exceed CDN$1,000,000 through the purchase of eligible accounts receivable at a discount rate of 3.65% of the face value of the purchased receivable plus 1/10% per day on any receivable outstanding after 35 days from the date of invoice purchase. Any amounts that remain unpaid 90 days after the initial invoice date, or any dispute raised by the customer will be repurchased by the Company or replaced by eligible receivables. As of March 31, 2015, none of the Company’s receivables have been factored.

Stock-Based Compensation
Stock-based compensation expense for all stock-based payment awards is based on the estimated fair value of the award. For employees and directors, the award is measured on the grant date. For non-employees, the award is measured on the grant date and is then remeasured at each vesting date and financial reporting date. The Company recognizes the estimated fair value of the award as compensation cost over the requisite service period of the award, which is generally the option vesting term. The Company generally issues new shares of Common Stock to satisfy option and warrant exercises.

Preferred Stock
The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of March 31, 2015 and December 31, 2014, in accordance with ASC 480-10-S99, since certain of the Company’s preferred shares contain redemption rights which are not solely within the holders’ control, these issuances of preferred stock have been presented as temporary equity.

Common Stock Warrants and Other Derivative Financial Instruments
The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of its Common Stock warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company evaluated its free standing warrants to purchase Common Stock to assess their proper classification in the balance sheets as of March 31, 2015 and 2014 using the applicable classification criteria enumerated under GAAP and determined that the Common Stock purchase warrants be classified as a derivative liability, as these warrants were issued in U.S. dollar, while the functional currency of the Company is in Canadian dollars. Therefore, each period, these U.S. denominated warrants must be re-valued for foreign exchange differences.

Sequencing Policy
Under ASC 815-40-35, the Company has adopted a sequencing policy that reclassifies contracts from equity to assets or liabilities for those with the earliest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of earliest inception date first until either all of the shares underlying the Series A Preferred Stock are settled or expire.

Reclassifications
Certain accounts in the prior period condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Recent Accounting Pronouncements
The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's condensed consolidated financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

4.	Inventory

	March 31,	December 31,
	2015	2014

Raw materials	$285,695	$289,100
Work in process	71,874	25,683
Finished goods	197,514	218,434

	$555,083	$533,217

5.	Due to related parties

Amounts due to directors for director fees and travel expenses totaled $17,643 at March 31, 2015 (December 31, 2014 - $5,003). These amounts are unsecured, non-interest bearing and have no specified terms of repayment.

6.	Series A Convertible Redeemable Preferred Stock ("Series A Shares")

On January 20, 2015, the Company erroneously issued 2,925,000 common shares to a Board member and the shares were then cancelled in February 2015 and replaced with 200 Series A Shares in exchange for cash proceeds of $200,000 (CAD$234,000). The Series A Shares contain certain rights and preferences as follows:

•

convertible into shares of common stock of the Company at the lower of US$0.07 per common share, 85% of the previous twenty day volume weighted average pricing or 85% of the previous ten day volume weighted average pricing.

•	dividends of 8% per annum, payable in cash or Series A Shares quarterly.
•

a holder of Series A Shares may not convert such Series A Shares into Common Stock exceeding either (i) 4.99% or (ii) 9.99% of the Common Stock outstanding unless such holder provides the Company with 61 days' notice that this limitation shall be waived.

•	no holder of Series A Shares shall be entitled to exercise more than 4.99% of the voting power of all of the Company's outstanding Common Stock.
•	registration rights to the holders of the Series A Shares that may be exercised in certain circumstances.
•

holders of Series A Shares are entitled to be paid 125% of the stated value of the Series A Shares, plus all accrued, but unpaid dividends on Series A Shares, upon liquidation or dissolution of the Company, including forms of mergers and acquisitions, in priority to any payments to the holders of shares of common stock.

•

holders of the Series A Shares may cause the Company to redeem the Series A Shares for 150% of their stated value, plus all accrued, but unpaid dividends on Series A Shares, upon the occurrence of a default, which includes being in default on any material contracts, securities, indebtedness, Articles of Incorporation and/or By-laws, delisting or late filing with the SEC.

Since the Series A Shares are redeemable in certain circumstances which are considered to be outside the control of the Company, such shares have been classified as temporary equity. The Series A Shares were assessed under ASC 480, "Distinguishing Liabilities from Equity", and determined that the contingent redemption provisions associated with the financial instruments made them more akin to debt. The Series A Shares are deemed to be a debt host contract because the conversion feature is not clearly and closely related to the host contract and accordingly the conversion option is subject to bifurcation and separate evaluation. The conversion option has been bifurcated and recorded a fair value of $184,835 using the Binomial Lattice model at each reporting period, with the change in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.

In conjunction with this Series A issuance, the Company also issued 1,462,500 warrants, each exercisable into one common share at CAD$0.16 per share for a period of 5 years and are exercisable on a cashless basis. These warrants were valued using the Black-Scholes model, the relative fair value of such warrants of $32,470 were allocated to additional paid-in capital and the residual proceeds were allocated to temporary equity.

At March 31, 2015, the Company issued 26 Series A shares representing Series A quarterly dividends, convertible into 579,748 common shares at a conversion rate of US$0.0439. These Series A Preferred shares were valued using the Binomial Lattice model and determined a value of $18,696, recorded as a derivative liability.

6a.	Revised Consolidated Balance Sheet

During the preparation of the Company's 10-Q, the Company identified an issue with the presentation of the Series A convertible redeemable preferred stock as of December 31, 2014. The Series A Shares should be presented on the consolidated balance sheet outside of permanent equity since they are contingently redeemable for cash. There was no error in the accounting for the Series A shares, other than the classification, and we believe this change in presentation has no material effect on the Company's financial statements.

In accordance with SEC Staff Accounting Bulletin No 108 ("SAB 108"), the Company has evaluated this error, based on an analysis of quantitative and qualitative factors, as to whether it was material to the consolidated balance sheet as of December 31, 2014 and if amendments of previously filed financial statements with the SEC are required. The Company has determined that quantitatively and qualitatively, the classification error has no material impact to the consolidated balance sheet as of December 31, 2014, or prior periods.

7.	Derivative liabilities

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, other current assets, accounts payable, accrued expenses, other current liabilities and loans payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financials statements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These fair value measurements apply to all financial instruments that are measured and reported on a fair value basis.

Based on the observability of the inputs used in the valuation techniques, financial instruments are categorized according to the fair value hierarchy, which ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 — Observable inputs such as quoted prices in active markets.

Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The assessed level that a financial asset or liability will carry is determined by the Company’s Chief Executive Officer.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the assignment of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains or losses in the condensed consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

A summary of the Company's derivative liabilities for the three months ended March 31, 2015 is as follows:

Balance, December 31, 2014	$2,858,618
Fair value change of derivative liabilities	(621,373)
Fair value of conversion option issued	184,835
Fair value of preferred shares issued as dividends	18,696

Balance, March 31, 2015	$2,440,776

The derivative liability consists of the fair value of certain share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company, as well as conversion options and dividends on Series A Shares. As of March 31, 2015, the Company’s derivative liability consisted of a conversion liability option of $1,089,194 and a warrant liability of $1,351,582.

The fair value of the warrants and dividends were determined using the Black-Scholes option pricing model and the conversion options were valued using the Binomial Lattice model using the following current market assumptions for the three months ended:

	March 31, 2015	March 31, 2014
Volatility	81% - 104%	92% - 176%
Risk-free interest rate	0.26% - 1.37%	0.44% - 1.73%
Contractual term	0.69 – 5.00 yrs	1.84 – 5.00 yrs

8.	Capital stock

Stock Options:

All stock options granted are exercisable in US$. A summary of the stock option activity for the three months ended March 31, 2015 is as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2014	11,752,075	US$0.09
Forfeited	(60,000)	US$0.10
Outstanding at March 31, 2015	11,692,075	US$0.09

A summary of the stock options outstanding and exercisable at March 31, 2015 is as follows:

		Weighted average	Weighted average	Aggregate
Exercise Price	Number	remaining contractual life	exercise price	intrinsic value

US$ 0.04	54,375			$938
0.08	1,500,000			-
0.09	10,016,450			-
0.10	65,000			-
0.15	56,250			-
	11,692,075	3.67 years	US$ 0.09	$938

The total number of in-the-money options vested and exercisable as of March 31, 2015 was 46,875 (December 31, 2014 – 54,375).

Stock compensation expense for the three months ended March 31, 2015 and 2014 was $908 and $0, respectively. There are no unamortized stock compensation expenses.

Warrants:

A summary of warrant activity during the three months ended March 31, 2015 is as follows:

		Weighted average
	Number of warrants	exercise price
Outstanding at December 31, 2014	80,890,801	0.11
Issued in private placement transactions	1,462,500	0.16
Issued as compensation warrants	18,827	0.16
Outstanding at March 31, 2015	82,372,128	$0.12

On March 6, 2015, the Company completed a private placement of 37,655 shares of common stock at a price of CAD$0.08 per share for proceeds of CAD$3,050. The Company also issued a total of 18,827 warrants of which 10,852 warrants were issued to an investor in connection with the common stock and 7,975 warrants to a Board member, to acquire Company stock at an exercise price of CAD$0.16 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis.  These warrants were valued using the Binomial Model resulting in a compensation expense of $909.

A summary of the warrants outstanding and exercisable at March 31, 2015 is as follows:

			Weighted Average
Weighted Average Exercise Price		Number	Remaining Contractual Life
US $	0.05	3,657,002	2.33
US $	0.065	13,285,012	2.21
US $	0.08	10,262,649	1.33
CAD$	0.08	22,850,001	0.78
US $	0.09	750,000	2.83
US $	0.095	500,000	4.50
US $	0.10	8,690,000	3.09
CAD$	0.15	2,500,000	1.23
US $	0.18	374,996	1.13
US $	0.2	18,021,141	3.30
CAD$	0.16	1,481,327	4.79
US$	0.12	82,372,128	2.07

9.	Changes in non-cash working capital balances

	Three months ended March 31,
	2015	2014
Trade accounts receivable	$(125,475)	$26,086
Inventory	(21,866)	40,949
Accounts payable	365,760	(118,662)
Accrued liabilities	(4,464)	41,325
Deferred revenue	(7,723)	(4,271)
Due to related parties	12,640	(14,929)
	$218,872	$(29,502)

10.	Commitments and contingencies

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2015 and December 31, 2014.

Rent expense included in the condensed consolidated statements of operations for the three months ended March 31, 2015 is $35,789 (2014 - $35,186).

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

The Company has an agreement with a consultant for public and investor relations. As consideration, the Company will remit a monthly fee at $12,500, of which $7,500 per month in cash and $5,000 per month in restricted stock. The agreement is for an initial period of 6 months from January to June 2015. The agreement may be terminated by 30 days written notice.

In response to a Civil Claim filed by the Company against its former President and CEO, the former President and CEO has filed a counterclaim on January 2, 2015, alleging that he is owed compensation for various reasons but the amount has not yet been finalized. The Company denies that he is entitled to any of these amounts, and takes the position that his termination was for cause. The outcome of the claims cannot be determined at this time and as a result no contingent liability has been recorded.

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

For the three months ended
March 31, 2015	Manufacturing	Servicing	Total

Sales to external customers	$1,054,480	$270,416	$1,324,896
Depreciation and amortization	11,820	5,223	17,043
Segment operating income (loss)	(569,801)	88,271	(481,530)
Total assets	$1,717,934	$-	$1,717,934

For the three months ended
March 31, 2014	Manufacturing	Servicing	Total

Sales to external customers	$743,981	$192,892	$936,873
Depreciation and amortization	629	5,223	5,852
Segment operating income (loss)	(605,024)	76,361	(528,663)
Total assets	$3,060,859	$20,893	$3,081,752

(b)

Of the total sales for the three months ended March 31, 2015, $487,979 (2014 - $178,840) was derived from U.S.- based customers and $836,917 (2014 - $758,033) from Canadian-based customers. Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Products:

MESH sales represented 42.3% of total revenue during the three months ended March 31, 2015 (2014 – 43.4%). FREEDOM sales represented 33.8% of total revenue during the three months ended March 31, 2015 (2014 – 23.2%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

12.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

On March 30, 2015, the Company entered into a Securities Purchase Agreement providing for the issuance of an 8% Convertible Promissory Note in the principal amount of US $169,000 at a purchase discount of US$15,000 with a conversion right of 180 days from the date of the agreement and a conversion price equal to a 35% discount rate to the market price. The funds were received and deposited on April 2, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company maintains its books of account in Canadian dollars ("CAD") and  references to dollar amounts herein are to the lawful currency of Canada unless otherwise indicated.

Results of Operations

The Company is a manufacturer of access control and telephone entry products, which protect buildings from unauthorized access. The business consists of four segments.

The newest and fastest growing segment, started in 2011, is our Freedom Access Control software solution (“Freedom”). This enterprise-wide access control system controls entry doors throughout a business, hospital, school, or other buildings, and prevents entry by persons unknown or staff attempting to enter at the wrong time or day. Our Freedom IT platform can turn any access control card reader into an IP device by connecting the Freedom IP device with built-in input/output to a POE switch and then every card usage is processed on a redundant Freedom server either in the building or any remote site. The software component of Freedom is a web browser security operating platform. Unlike our competitors, who generally use control panels, the user database and the door control software is processed in IT language located on a server(s), thereby future-proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional costly hardware every time a reader is added to the system. This segment has experienced significant growth since inception with the highest gross margins of all of the Company’s segments. It is the focus of the Company’s spending and efforts.

On the legacy business side, MESH sales have rebounded from their slow decline due an increased focus on this legacy business, and the introduction of a mid-range product for the marketplace. MESH is a convergent technology developed by Viscount for the hi-rise marketplace that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management.

The Company also provides legacy Enterphone support and maintenance services pursuant to long term service contracts. Sales from the 1,177 existing service contracts continue to decline slowly as older equipment is removed from service. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Monthly fees includes equipment sales to those contracts as well. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. During the three months ended March 31, 2015 and 2014, customer service contracts and new equipment sales generated aggregate revenues of $270,416 and $258,988, respectively, an increase of $11,428 or 4.4%. The increase is due to new equipment sales. These two comparative periods have remained relatively consistent.

The last segment is a service division that covers the Province of British Columbia (the “Service Division”). The primary revenue source for the Service Division is derived from maintenance agreements on Enterphone, EPX and other systems that are billed on a monthly basis, as well as Time and Material billings and installation projects.

Sales for the three months ended March 31, 2015 and 2014 were $1,324,896 and $936,873 respectively, an increase of $388,023 or 41.4%. Freedom sales for the three months ended March 31, 2015 and 2014 were $447,937 and $241,445, respectively, an increase of $206,492 or 85.5%. The reason for this increase was almost entirely due to increasing sales to our US Federal government partners. MESH sales for the three months ended March 31, 2015 and 2014 were $560,101 and $406,340, respectively, an increase of $153,761 or 37.8%. MESH continued to expand with our hi-rise residential customers during the first quarter of 2015. Enterphone sales for the quarter ended March 31, 2015 and 2014 were $46,442 and $46,918, respectively. These two comparative periods were consistent. Service Division sales for the quarters ended March 31, 2015 and 2014 were $270,416 and $242,171 respectively, an increase of $28,245 or 11.7%. This increase was due additional installation projects with our hi-rise residential customers.

For the three months ended March 31, 2015 and 2014, Freedom sales were 33.8% and 23.2%, respectively, of total sales. For the three months ended March 31, 2015 and 2014, MESH sales were 42.3% and 43.4%, respectively, of total sales. Freedom sales increased primarily due to sales to our US Federal government partners.

Cost of sales and services as a percentage of sales was 49.8% and 56.4% for the three months ended March 31, 2015 and 2014, respectively. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products. The cost of labor and travel incurred to generate our service division sales has also been reduced in the first quarter of 2015.

Gross profit for the three months ended March 31, 2015 and 2014 was $664,519 and $408,578, respectively, an increase of $255,941 or 62.6%. This increase was due to improved sales and reduced cost of sales. The gross margin percentage for the three months ended March 31, 2015 of our product categories of Freedom, MESH, Enterphone, and Service Division were 69.5%, 34.4%, 11.2% and 57.5% respectively. The gross margin percentage for the quarter ended March 31, 2014 of our product categories of Freedom, MESH, Enterphone, and Service Division were 55.2%, 39.5%, 13.2%, and 53.4%, respectively.

Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 were $956,834 and $815,998, respectively, an increase of $140,836 or 17.3%. Selling, general and administrative expenses, as a percentage of sales, for the three months ended March 31, 2015 and 2014 were 72.2% and 87.1%, respectively. Consulting fees for the three months ended March 31, 2015 and 2014 were $62,236 and $178,142, respectively, a decrease of $115,906 or 65.1%. This decrease was due to some consultants becoming employees of the Company in 2014 and some consulting services being discontinued.

Research and development costs for the three months ended March 31, 2015 and 2014 were $189,215 and $121,243, respectively. Research and development costs have increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to the hiring of three newly created technical support positions during the past twelve months. The Company had no dedicated technical support persons until the second quarter of 2014.

Operating loss before other items for the three months ended March 31, 2015 was $481,530 as compared to a loss before other items of $528,663 for the three months ended March 31, 2014, a decreased loss of $47,133.

Total assets at March 31, 2015 were $1,717,934 and total financial liabilities, including derivative financial liabilities, were $3,915,885. Total shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value US$0.001 per share (the “Series A Shares”), issued as dividend payments for the quarter ended March 31, 2015 and 2014 were 25.451 and 19.797 shares of Series A Shares, respectively.

The effect of inflation and changing prices has had a negligible effect on revenues for the preceding two quarters.

Liquidity and Capital Resources

Cash as of March 31, 2015, as compared to December 31, 2014 was $178,800 and $190,308, respectively, a decrease of $11,508.

On January 20, 2015, the Company completed a private placement of 200 Shares of Series A Preferred Stock with a stated value of US$1,000 per Series A Share for total proceeds of CAD$234,000. This transaction was consummated in Canadian Dollars (the Company’s nominal currency) to minimize currency fluctuation variations (FOREX) which requires significant accounting resources each quarter to recalculate.

On March 24, 2015, the Company entered into a one year agreement with a financing company to factor its trade accounts receivables. The financing company offered a credit facility not to exceed CDN$1,000,000 through the purchase of eligible accounts receivable at a discount rate of 3.65% of the face value of the purchased receivable plus 1/10% per day on any receivable outstanding after 35 days from the date of invoice purchase. Any amounts that remain unpaid 90 days after the initial invoice date, or any dispute raised by the customer will be repurchased by the Company or replaced by eligible receivables. As of March 31, 2015, none of the Company’s receivables have been factored.

On March 30, 2015, the Company issued a convertible promissory note (the “Note”) for a principal amount of US$169,000 and original issue discount of $15,000, for net proceeds of US$154,000, which Note shall mature on April 1, 2016. The holder of the Note shall have the right to convert the Note to Common Stock after 180 days at the variable conversion price (as stated below), from March 30, 2015 and ending on the later of the maturity date of the Note or the date of payment of the Default Amount. The variable conversion price is 65% multiplied by the Market Price at September 27, 2015, representing a discount rate of 35%. The proceeds were not received and deposited until April 2, 2015.

At March 31, 2015, the Company had a working capital (defined as current assets less current liabilities) of $60,350 as compared to working capital of $290,951 at December 31, 2014, a decrease of $230,601. Slower customer payments from federal projects and increased selling, general and administrative expenses have led to decreased cash. The current ratio at March 31, 2015 was 1.04, as compared with 1.27 at December 31, 2014.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $12,540,379, reported an operating loss for the months ended March 31, 2015 of $481,530 and has working capital of $60,350 at March 31, 2015. Cash flows used in operating activities for the three months ended March 31, 2015 were $244,697. Although management is confident that the Company can access sufficient working capital to maintain operations and ultimately generate positive cash flow from operations by the third quarter of 2015, the ability to continue operations is dependent upon growing sales and achieving profits. There can be no assurance that the Company will be successful in obtaining sufficient working capital and that actual results will not materially differ from expectations. If working capital becomes insufficient, the Company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the Company. Management continues actively seeking new investors and developing customer relationships. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio was 49 days at March 31, 2015 and 55 days at March 31, 2014. The outstanding term for our receivables has been decreasing due to more aggressive collection efforts from a previously slower paying customers. The accounts receivable reserve was $114,923 at March 31, 2015, as compared to $181,529 at December 31, 2014. The accounts receivable reserve has decreased by $66,606 or 36.7% since the year ended December 31, 2014. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There have been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At March 31, 2015, the Company’s current assets consist principally of cash, trade accounts receivables, and inventory.

If the Company’s liquidity increases, we will be purchasing more inventory and hiring more sales and technical staff to accommodate the expected increased future sales, but there can be no assurance that the Company will be able to acquire the necessary funding.

There are no material unused sources of liquid assets.

For the quarter ended March 31, 2015, the Company invested $1,371 on capital expenditures, consisting of computer equipment.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities that is subject to a Board-approved investment policy.

The Company will likely require additional funds to support the development and marketing of its new Freedom products. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be unable to develop or enhance its products, take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between Viscount’s parent and subsidiary companies.

The Company does not have any material commitments for capital expenditures as of March 31, 2015.

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the effects of inflation on our results of operations and financial condition, due to the imprecise nature of the estimates required, we believe such effects, if any, have been immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Cash Flow Challenges

During the first quarter of 2015, the Company continued to experience cash flow challenges. These problems impacted the Company's ability to perform some marketing activities and were caused by unexpected delays in orders or payments from U.S. Federal Government contractors. These orders are expected to be released in the second quarter of 2015. The Company’s sales continued to show strength through continued demand for MESH Touch Screens, especially Freedom, and U.S. Federal Government deployments. The Company diverted significant engineering resources to the final development of its U.S. Government FICAM solution and its targeted submission of its new FICAM topology application, completed in 2014.

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

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. The Company increased its provision for obsolete inventory by $100,000 during the first quarter of 2014, as a result of a revised estimate by management. There was also a $25,000 adjustment to the provision for obsolete inventory during the second and third quarter of 2014. No adjustment was made for obsolete inventory during the first quarter of 2015.

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s free standing derivatives consist of conversion options and warrants to purchase common stock that were issued in connection with its private placement transactions. The Company determined that certain instruments do not contain fixed settlement provisions because the exercise price is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants or if contracts require net-cash settlement due to certain events that are outside the Company’s control. As such, the Company was required to record such instruments outside of equity and mark to market all derivatives to fair value at the end of each reporting period. Subsequent changes to the estimated fair value are recorded in the statement of operations.

Recent accounting pronouncements

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's condensed consolidated financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2015. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2015, our disclosure controls and procedures are not effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in 1992. In 2013, COSO released an updated framework that becomes effective for year-ends beginning on December 15, 2014. Management is working to be compliant with the new framework by its annual assessment for the year ended December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, the Company will continue to improve on the deficiencies. These include the following:

a.	All employees have full access to inventories. Inventories are not adequately secured from employees who do not need access; however, cameras are on site to mitigate any risk of theft.

b.	The accounting department has unrestricted access to all modules of the general ledger, however, the Controller reviews the ledgers regularly.

c.	There is a material weakness for the accounting and disclosure for complex transactions and financial reporting related to these transactions.

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

Date: May 20, 2015	VISCOUNT SYSTEMS, INC.
(Registrant)

By:	/s/ Dennis Raefield
Dennis Raefield, President,
Principal Executive Officer
and Principal Financial Officer