Form 10-Q
period 2015-06-30
VISCOUNT SYSTEMS INC
filed 2015-08-26
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
As of August 20, 2015 the registrant’s outstanding common stock consisted of 126,047,236 shares.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2015, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.2473 for USD$1.0000 or CAD$1.0000 for USD$0.8017.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(revised)
		(See Note 7a)
Assets

Current assets
Cash	$233,434	$190,308
Trade accounts receivable, less allowance for doubtful accounts of $114,923 (2014 - $181,529)	946,055	661,629
Inventory	481,921	533,217
Total current assets	1,661,410	1,385,154

Equipment	183,737	206,004
Deposits	1,391	1,391
Intangible assets	-	5,224

Total assets	$1,846,538	$1,597,773

Liabilities and stockholders' equity (deficit)

Current liabilities
Accounts payable	$445,203	$362,595
Accrued liabilities	601,737	564,466
Capital lease obligation - current portion	7,981	10,285
Deferred revenue	112,739	37,318
Due to related parties	12,613	5,003
Loans payable	114,536	114,536
Total current liabilities	1,294,809	1,094,203

Capital lease obligation - net of current obligation	14,471	17,182
Derivative financial liabilities	431,766	2,858,618
Total liabilities	1,741,046	3,970,003

Commitments and contingencies

Convertible redeemable preferred stock - Series A - 1,324 and 1,072 shares issued and outstanding as of June 30, 2015 and December 31, 2014, (aggregate liquidation preference of $1,324,000 and $1,072,000 as of June 30, 2015 and December 31, 2014, stated value of $1,000 per share); 20,000,000 preferred shares authorized with a par value of US$0.001 per share	16,696	1

Stockholders' equity (deficit)
Capital stock
Authorized: 300,000,000 shares of Common Stock with a par value of US$0.001 per share 130,547,236 shares of Common Stock issued, 126,047,236 shares outstanding (2014 - 126,009,581 issued and outstanding)	130,547	126,009
Additional paid-in capital	10,226,603	10,163,296
Accumulated deficit	(10,268,354)	(12,661,536)
Total stockholders' equity (deficit)	88,796	(2,372,231)

Total liabilities and stockholders' equity (deficit)	$1,846,538	$1,597,773

See accompanying notes to condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Expressed in Canadian dollars)
For the three and six months ended June 30, 2015 and 2014
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2015	2014	2015	2014

Sales	$2,079,910	$1,356,163	$3,404,806	$2,293,036
Cost of sales	653,760	678,347	1,314,137	1,206,642
Gross profit	1,426,150	677,816	2,090,669	1,086,394

Expenses
Selling, general and administrative	897,072	2,738,559	1,853,906	3,554,557
Research and development	210,188	170,780	399,403	292,023
Total Operating Expenses	1,107,260	2,909,339	2,253,309	3,846,579

Operating income (loss)	318,890	(2,231,523)	(162,640)	(2,760,185)

Other income (expense)
Interest income	8	1,310	18	1,321
Interest expense	(55,884)	-	(55,884)	-
Loss on settlement of convertible note	(63,324)	-	(63,324)	-
Amortization on Debt Discount	(47,087)	-	(47,087)	-
Change in fair value of derivative liabilities	2,145,374	983,636	2,766,747	(301,491)
	1,979,087	984,946	2,600,470	(300,170)

Net income (loss)	2,297,977	(1,246,577)	2,437,830	(3,060,356)
Preferred Stock: Series A convertible contractual dividends	(25,953)	-	(44,649)	-

Net income (loss) attributable to common stockholders	$2,272,024	$(1,246,577)	$2,393,181	$(3,060,356)

Per share data
Net income (loss) - basic	$0.02	$(0.01)	$0.02	$(0.03)
Net income - diluted	$0.02	$-	$0.02	$-
Series A convertible contractual dividends	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares of Common Stock outstanding, basic and diluted	126,082,043	125,567,124	126,184,235	112,753,253

See accompanying notes to condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Interim Condensed Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
For the Six Months Ended June 30, 2015
(Unaudited)

	Common Stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, December 31, 2014 (revised – see Note 7a)	126,009,581	$126,009	$10,163,296	$(12,661,536)	$(2,372,231)

Series A Dividend issued				(44,649)	(44,649)
Proceeds from sale of Common Stock & warrants	37,655	38	3,012		3,050
Common Stock issued – Board of Directors	4,500,000	4,500	(4,500)		-
Stock-based compensation			32,324		32,324
Warrants issued in connection with Series A Convertible Redeemable Preferred Stock Issuance			32,472		32,472
Net income	-	-	-	2,437,830	2,437,830

Balance, June 30, 2015	130,547,236	$130,547	$10,226,603	$(10,268,354)	$88,796

See accompanying notes to condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in Canadian dollars)

For the six months ended June 30, 2015 and June 30, 2014

	June 30,	June 30,
	2015	2014

Operating activities:
Net income (loss)	$2,437,830	$(3,060,356)
Items not involving cash:
Depreciation and amortization	28,864	15,201
Change in fair value of derivative liabilities	(2,766,747)	301,491
Stock-based compensation	32,324	1,730,771
Original issue discount on convertible debt	18,750	-
Loss on settlement of convertible debt	63,324	-
Amortization on debt discount	47,087	-
Changes in non-cash working capital balances	(30,220)	(136,526)
Net cash used in operating activities	(168,788)	(1,149,419)

Investing activities:
Purchase of equipment	(1,371)	(65,719)
Net cash used in investing activities	(1,371)	(65,719)

Financing activities:
Capital lease payments	(5,015)	-
Proceeds from convertible note	197,500	-
Payment of deferred financing costs	(5,000)	-
Repayment of convertible note	(211,250)	-
Proceeds from sale of Common Stock and Warrants	3,050	2,366,570
Proceeds from sale of Preferred Stock	234,000	-
Net cash provided by financing activities	213,285	2,366,570

Increase in cash	43,126	1,151,432

Cash, beginning of period	190,308	172,684

Cash, end of period	$233,434	$1,324,116

Supplementary information:
Interest paid	$37,134	$-
Income taxes paid	$-	$-

Non-Cash Investing & Financing Activities:
Fair value of preferred shares issued as dividends	$44,649	$42,589
Fair value of warrant issued	$-	$-
Fair value of conversion option issued	$373,184	$-
Unvested Common Stock issued to Board Members	$4,500	$-

See accompanying notes to condensed consolidated financial statements.

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
Six months ended June 30, 2015

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

The financial information as at June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, are necessary for the fair presentation of the financial information in conformity with U.S. GAAP.

2.	Going Concern and Liquidity

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $10,268,354 and reported operating income for the three months ended June 30, 2015 of $318,890, and for the six months ended June 30, 2015 an operating loss of $162,640. The ability to sustain the current level of operations is dependent on growing sales and achieving profits. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

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

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Significant Accounting Policies

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets and the valuation of equity instruments and derivative liabilities.

Concentration of Credit Risk
The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

Allowance for Doubtful Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $114,923 and $181,529 as of June 30, 2015 and December 31, 2014, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made before the product is delivered. If the financial conditions of customers were to materially deteriorate, an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

Accounts Receivable Factoring
On March 24, 2015, the Company entered into a one year agreement with a financing company to factor its trade accounts receivables. The financing company offered a credit facility not to exceed CAD$1,000,000 through the purchase of eligible accounts receivable at a discount rate of 3.65% of the face value of the purchased receivable plus 1/10% per day on any receivable outstanding after 35 days from the date of invoice purchase. Any amounts that remain unpaid 90 days after the initial invoice date, or any dispute raised by the customer will be repurchased by the Company or replaced by eligible receivables. As of June 30, 2015, one customer of the Company in the amount of CAD$7,587 had been factored. The Company’s accounts receivable can be purchased by the financing company on a recourse basis. Discounts provided and interest charged related to factoring of the accounts receivable have been expensed on the accompanying condensed consolidated statements of operations as interest expense.

Stock-Based Compensation
Stock-based compensation expense for all stock-based payment awards is based on the estimated fair value of the award. For employees and directors, the award is measured on the grant date. For non-employees, the award is measured on the grant date and is then remeasured at each vesting date and financial reporting date. The Company generally issues new shares of the Company’s common stock, par value US$0.001 per share (the “Common Stock”) to satisfy option and warrant exercises.

Preferred Stock
The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of June 30, 2015 and December 31, 2014, in accordance with ASC 480-10-S99, since certain of the Company’s preferred shares contain redemption rights which are not solely within the holders’ control, these issuances of preferred stock have been presented as temporary equity.

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

The Company assesses classification of its Common Stock warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company evaluated its free standing warrants to purchase Common Stock to assess their proper classification in the balance sheets as of June 30, 2015 and 2014 using the applicable classification criteria enumerated under U.S. GAAP and determined that the Common Stock purchase warrants be classified as a derivative liability, as these warrants were issued in U.S. dollar, while the functional currency of the Company is in Canadian dollars. Therefore, each period, these U.S. denominated warrants must be re-valued for foreign exchange differences.

Sequencing Policy
Under ASC 815-40-35, the Company has adopted a sequencing policy that reclassifies contracts from equity to assets or liabilities for those with the earliest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of earliest inception date first until either all of the shares underlying the Company’s Series A Convertible Redeemable Preferred Stock, par value US$0.001 per share (the “Series A Shares”), are settled or expire.

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

Concentration
During the three and six months ended June 30, 2015, one customer comprised approximately 36% and 22% of the Company's sales, respectively. Sales to this customer were approximately $749,000 and $749,000 during the three and six months ended June 30, 2015, respectively. As of June 30, 2015, there were no accounts receivable due from this customer.

4.	Inventory

	June 30,	December 31,
	2015	2014

Raw materials	$161,503	$289,100
Work in process	71,469	25,683
Finished goods	248,949	218,434

	$481,921	$533,217

5.	Due to related parties

Amounts due to directors for director fees and travel expenses totaled $12,613 at June 30, 2015 (December 31, 2014 - $5,003). These amounts are unsecured, non-interest bearing and have no specified terms of repayment.

6.	Repayment of Convertible Debt

On April 2, 2015, the Company received proceeds from the issuance of an 8% Convertible Promissory Note (the “Note”) aggregating approximately US $154,000 (CAD $192,500) after payment of deferred financing costs of US $4,000 (CAD $5,000). The Note matures in one year and had a principal amount of US $169,000 (CAD $211,250) and was convertible 180 days from the date of the Note at a conversion price equal to a 35% discount rate to the market price, subject to certain adjustments, including dilutive issuances. The Note was recorded net of a debt discount of US $15,000. The Note also contained certain early payment penalties, based on the date of prepayment. The Company determined that the conversion option of the Note contained an anti-dilution provision at which the exercise price can be adjusted based on certain new issuances and is denominated in a currency other than the functional currency of the Company, and accordingly, the Company bifurcated the conversion and recorded a conversion option liability of US $150,800 (CAD $188,349) with a corresponding debt discount which was being amortized through the term of the Note. The conversion option was valued using a binomial model and marked-to-market through June 30, 2015 with a change in fair value of CAD $110,411. The Company recorded amortization of the debt discount of US $37,699 (CAD $47,087) for the three months ended June 30, 2015. On June 30, 2015, the Company repaid the Note, accrued interest and a 20% prepayment penalty on the Note, with the total repayment aggregating US $206,133 (CAD $248,384). On the date of the repayment, the remaining debt discount and conversion option liability were charged to earnings, resulting in a loss on settlement of the Note of US $53,101 (CAD $66,324).

7.	Series A Shares

On January 20, 2015, the Company erroneously issued 2,925,000 shares of Common Stock to an entity whose general partner is managed by a member of the Company’s board of directors (the “Board”) and the shares were then cancelled in February 2015 and replaced with 200 Series A Shares in exchange for cash proceeds of $200,000 (CAD$234,000). The Series A Shares contain certain rights and preferences as follows:

•	convertible into shares of Common Stock at the lower of US$0.07 per share, 85% of the previous twenty day volume weighted average pricing or 85% of the previous ten day volume weighted average pricing.
•	dividends of 8% per annum, payable in cash or Series A Shares quarterly.
•	a holder of Series A Shares may not convert such Series A Shares into Common Stock exceeding either (i) 4.99% or (ii) 9.99% of the Common Stock outstanding unless such holder provides the Company with 61 days' notice that this limitation shall be waived.
•	no holder of Series A Shares shall be entitled to exercise more than 4.99% of the voting power of all of the Company's outstanding Common Stock.
•	registration rights to the holders of the Series A Shares that may be exercised in certain circumstances.
•	holders of Series A Shares are entitled to be paid 125% of the stated value of the Series A Shares, plus all accrued, but unpaid dividends on Series A Shares, upon liquidation or dissolution of the Company, including forms of mergers and acquisitions, in priority to any payments to the holders of shares of Common Stock.
•	holders of the Series A Shares may cause the Company to redeem the Series A Shares for 150% of their stated value, plus all accrued, but unpaid dividends on Series A Shares, upon the occurrence of a default, which includes being in default on any material contracts, securities, indebtedness, Articles of Incorporation and/or By-laws, delisting or late filing with the U.S. Securities and Exchange Commision (the “SEC”).

Since the Series A Shares are redeemable in certain circumstances which are considered to be outside the control of the Company, such shares have been classified as temporary equity. The Series A Shares were assessed under ASC 480, "Distinguishing Liabilities from Equity", and determined that the contingent redemption provisions associated with the financial instruments made them more akin to debt. The Series A Shares are deemed to be a debt host contract because the conversion feature is not clearly and closely related to the host contract and accordingly the conversion option is subject to bifurcation and separate evaluation. The conversion option has been bifurcated and recorded their fair value of $184,835 using the Binomial Lattice model with the change in fair value recorded in the condensed consolidated statement of operations and comprehensive loss at each reporting period.

In conjunction with this issuance of Series A Shares, the Company also issued 1,462,500 warrants, each exercisable into one share of Common Stock at CAD$0.16 per share for a period of five years and are exercisable on a cashless basis. These warrants were valued using the Black-Scholes model, the relative fair value of such warrants of $32,470 were allocated to additional paid-in capital and the residual proceeds were allocated to temporary equity.

During the six months ended June 30, 2015, the Company issued 52 Series A Shares representing Series A quarterly dividends, convertible into 1,932,790 shares of Common Stock. These Series A Shares were valued using the Binomial Lattice model as they were denominated in USD currency and not in the Company’s reporting currency. The Series A Shares determined value of $44,649 was recorded as a derivative liability.

As the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended June 30, 2015 was not timely filed with the SEC (a “Redemption Event”), the Company shall be required to redeem the Series A Shares for 150% of their value if holders of 10% of the Stated Value (as defined in the Company’s Certificate of Designation, Preferences and Rights of the Series A Shares, as amended (the “Certificate”)) of the Series A Shares provide the Company with a written notice of redemption within sixty days after the Redemption Event becomes known to such holders (a “Redemption Request”). As of the date of this Form 10-Q, the Company has not received a Redemption Request or a waiver from holders of Series A Shares waiving their redemption rights in connection with the Redemption Event.

7a.	Revised Consolidated Balance Sheet

During the preparation of the Form 10-Q for the three months ended March 31, 2015, the Company identified an issue with the presentation of the Series A Shares as of December 31, 2014. The Series A Shares should be presented on the consolidated balance sheet outside of permanent equity since they are contingently redeemable for cash. There was no error in the accounting for the Series A Shares, other than the classification, and we believe this change in presentation has no material effect on the Company's financial statements.

In accordance with SEC Staff Accounting Bulletin No 108 (“SAB 108”), the Company has evaluated this error, based on an analysis of quantitative and qualitative factors, as to whether it was material to the consolidated balance sheet as of December 31, 2014 and if amendments of previously filed financial statements with the SEC are required. The Company has determined that quantitatively and qualitatively, the classification error has no material impact to the consolidated balance sheet as of December 31, 2014, or prior periods.

8.	Derivative liabilities

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

A summary of the Company's derivative liabilities for the six months ended June 30, 2015 is as follows:

Balance, December 31, 2014	$2,858,618
Fair value change of derivative liabilities	(2,766,747)
Fair value of conversion option issued	373,184
Fair value of preferred shares issued as dividends	44,649
Transfers out due to extinguishment aspect of financial instruments	(77,938)

Balance, June 30, 2015	$431,766

The derivative liability consists of the fair value of certain share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company, as well as conversion options and dividends on Series A Shares. As of June 30, 2015, the Company’s derivative liability consisted of a conversion liability option of $ 225,322 and a warrant liability of $ 206,444.

The fair value of the warrants and dividends were determined using the Black-Scholes option pricing model and the Binomial Lattice model depending on their characteristics. The conversion options were valued using the Binomial Lattice model using the following current market assumptions for the six months ended:

	June 30, 2015	June 30, 2014
Volatility	87% - 104%	92% - 176%
Risk-free interest rate	0.28% - 1.37%	0.44% - 1.73%
Contractual term	0.44 – 5.00 yrs	1.84 – 5.00 yrs

9.	Capital stock

Common Stock:

Members of the Board are awarded shares of Common Stock as compensation for performing Board activities. During the six months ended June 30, 2015, members of the Board received an aggregate of 4,500,000 shares of restricted Common Stock valued at $168,615 CAD, which will vest one year from the issuance date. These shares are expensed over the vesting period.

Stock Options:

All stock options granted are exercisable in US$. A summary of the stock option activity for the six months ended June 30, 2015 is as follows:

		Weighted
	Number of	average
	options	exercise price
Outstanding at January 1, 2015	11,752,075	US$0.09
Forfeited	(60,000)	US$0.10
Employee Options Granted	400,000	US$0.02
Outstanding at June 30, 2015	12,092,075	US$0.09

On May 19, 2015, the Company granted options to two employees, one to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $0.02 vested upon grant date and the other to purchase 250,000 shares of Common Stock at an exercise price of $0.04, vesting in six months from grant date. Both options had a grant date fair value of $0.02 and are exercisable over a period of ten years, and had an aggregate grant date fair value of $5,000.

A summary of the stock options outstanding and exercisable at June 30, 2015 is as follows:

			Weighted average	Weighted average	Aggregate
Exercise Price		Number	remaining	exercise price	intrinsic value
			contractual life

US$	0.02	150,000
	0.04	304,375
	0.08	1,500,000
	0.09	10,016,450
	0.10	65,000
	0.15	56,250
		12,092,075	3.67 years	US$ 0.09	$-

The total number of in-the-money options vested and exercisable as of June 30, 2015 was nil (2014 – $54,375).

Stock compensation expense for the six months ended June 30, 2015 and 2014 was $32,324 and $0, respectively. Stock compensation expense for the three months ended June 30, 2015 and 2014 was $31,416 and $0. As of June 30, 2015, the Company has unamortized compensation expenses of $144,839 to be amortized over 10.5 months (remainder of the Common Stock issued to members of the Board in the second quarter of 2015).

Warrants:

A summary of warrant activity during the six months ended June 30, 2015 is as follows:

		Weighted
	Number of	average
	warrants	exercise price
Outstanding at December 31, 2014	80,890,801	$0.11
Issued in private placement transactions	1,462,500	0.16
Issued as compensation warrants	351,827	0.06
Outstanding at June 30, 2015	82,705,128	$0.10

On March 6, 2015, the Company completed a private placement of 37,655 shares of Common Stock at a price of CAD$0.08 per share for proceeds of CAD$3,050. On February 18, 2015, the Company also issued a total of 18,827 warrants of which 10,852 warrants were issued to an investor in connection with the Common Stock and 7,975 warrants to a Board member, to acquire Company stock at an exercise price of CAD$0.16 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis. These warrants were valued using the Binomial Model resulting in a compensation expense of $909.

The Company entered into a six month engagement agreement with a service provider pursuant to which the Company issued a warrant to purchase 330,000 shares of Common Stock upon execution of the engagement agreement. Such warrant was issued May 1, 2015, with a 5 year term and an exercise price of US $0.05 per share.

A summary of the warrants outstanding and exercisable at June 30, 2015 is as follows:

			Weighted Average
Weighted Average Exercise Price		Number	Remaining Contractual Life
US $	0.05	3,990,002	2.08
US $	0.065	13,285,012	1.96
US $	0.08	10,262,649	1.08
CAD$	0.08	22,850,001	0.53
US $	0.09	750,000	2.58
US $	0.095	500,000	4.50
US $	0.10	8,690,000	2.84
CAD$	0.15	2,500,000	0.98
US $	0.18	374,996	0.88
US $	0.20	18,021,141	3.05
CAD$	0.16	1,481,327	4.54
US$	0.10	82,705,128	2.07

10.	Changes in non-cash working capital balances

	Six months ended June 30,
	2015	2014
Trade accounts receivable	$(284,426)	$(172,970)
Inventory	51,296	49,881
Accounts payable	82,608	64,856
Accrued liabilities	37,271	(55,206)
Deferred revenue	75,421	3,387
Due to related parties	7,610	(26,474)
	$(30,220)	$(136,526)

11.	Commitments and contingencies

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2015 and December 31, 2014.

Rent expense included in the condensed consolidated statements of operations for the six months ended June 30, 2015 is $71,778 (2014- $70,372), and for the three months ended June 30, 2015 and 2014 rent expense was $35,989 and $35,186, respectively.

The Company has an agreement with its CEO for services. As consideration, the Company is obligated to a yearly salary of US$175,000 which was increased by $25,000 for an annual amount of $200,000 on June 25, 2015, plus a housing allowance of US$5,000 per month. The agreement is for a three year term commencing February 17, 2014. Effective July 13, 2015, the CEO tendered his resignation (see note 14).

The Company has an agreement with a consultant for business development, investor relations and strategic and financial services. As consideration, the Company compensates the consultant at $2,250 per month (subject to increase if funding is raised) which as at June 30, 2015 the Company provided a 30 day notice for cancellation effective July 30, 2015 of the entire $2,250 per month agreement. Commissions are paid on a three tier system modified from 10% to 8%, 5% and 2% depending on the type of client. The commission arrangement shall extend for 12 months beyond termination of the agreement.

The Company has an agreement with a consultant for public and investor relations. As consideration, the Company will remit a monthly fee at $12,500, of which $7,500 per month in cash and $5,000 per month in restricted stock. The agreement is for an initial period of 6 months from January to June 2015. On June 30, 2015, the agreement was terminated, effective September 30, 2015.

In response to a Civil Claim filed by the Company against its former President and CEO, the former President and CEO has filed a counterclaim on January 2, 2015, alleging that he is owed compensation for various reasons but the amount has not yet been finalized. The Company denies that he is entitled to any amount, and takes the position that his termination was for cause. The outcome of the claims as at June 30, 2015 cannot be determined at this time and as a result no contingent liability has been recorded.

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

As of and for the three months ended
June 30, 2015	Manufacturing	Servicing	Total
Sales to external customers	$1,833,926	$245,984	$2,079,910
Depreciation and amortization	$11,818	$-	$11,818
Segment operating income	$162,925	$155,965	$318,890
Total assets	$1,846,538	$-	$1,846,538

As of and for the three months ended
June 30, 2014	Manufacturing	Servicing	Total
Sales to external customers	$1,054,015	$302,148	$1,356,163
Depreciation and amortization	$4,126	$5,223	$9,349
Segment operating income (loss)	$(2,285,074)	$53,551	$(2,231,523)
Total assets	$2,549,739	$15,670	$2,665,409

As of and for the six months ended
June 30, 2015	Manufacturing	Servicing	Total
Sales to external customers	$2,888,406	$516,400	$3,404,806
Depreciation and amortization	$23,638	$5,223	$28,861
Segment operating income (loss)	$(408,876)	$244,236	$(162,640)
Total assets	$1,846,538	$-	$1,846,538

As of and for the six months ended
June 30, 2014	Manufacturing	Servicing	Total
Sales to external customers	$1,797,996	$495,040	$2,293,036
Depreciation and amortization	$4,755	$10,446	$15,201
Segment operating income (loss)	$(2,890,097)	$129,912	$(2,760,185)
Total assets	$2,649,739	$15,670	$2,665,409

(b)

Of the total sales for the six months ended June 30, 2015, $1,801,643 (2014 - $592,925) was derived from U.S.- based customers and $1,603,163 (2014 - $1,700,111) from Canadian-based customers. Substantially all of the Company's operations, assets and employees are located in Canada.

(c)	Products:

MESH sales represented 31.4% of total revenue during the six months ended June 30, 2015 (2014 – 38.5%). FREEDOM sales represented 48.7% of total revenue during the six months ended June 30, 2015 (2014 – 34.3%). The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

13.	Net Income Per Share of Common Stock:

Basic net income per share applicable to holders of Common Stock is computed based on the weighted average number of shares of the Common Stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue Common Stock were exercised or converted into Common Stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the Common Stock during the period.

	Three Months Ended June 30		Six Months Ended June 30

	2015	2014	2015	2014
Weighted average shares of Common Stock outstanding, basic	126,047,236	125,567,124	126,037,042	112,753,253
Shares of Common Stock upon exercise of options	34,807	-	147,193	-
Shares of Common Stock upon exercise of warrants	-	-	-	-
Weighted average shares of Common Stock outstanding, diluted	126,082,043	125,567,124	126,184,235	112,753,253

Total shares of Common Stock issuable upon the exercise of stock options and warrants as of June 30, 2015 and 2014 were 220,844,439 and 206,900,382, respectively, of which 220,390,064 and 127,502,971 were anti-dilutive.

14.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

On July 13, 2015, Dennis Raefield resigned as President, CEO and Secretary of the Company. The Board appointed Scott Sieracki, who has been the Vice President of Sales, to the position of Interim CEO in accordance with existing succession and growth plans for the Company.

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

The newest and fastest growing segment, started in 2011, is our Freedom Access Control software solution (“Freedom”). This enterprise-wide access control system controls entry doors throughout a business, hospital, school, or other buildings, and prevents entry by persons unknown or staff attempting to enter at the wrong time or day. Our Freedom IT platform can turn any access control card reader into an IP device by connecting the Freedom IP device with built-in input/output to a POE switch and then every card usage is processed on a redundant Freedom server either in the building or any remote site. The software component of Freedom is a web browser security operating platform. Unlike our competitors, who generally use control panels, the user database and the door control software is processed in IT language located on a server(s), thereby future-proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional costly hardware every time a reader is added to the system. This segment has experienced significant growth since inception and we expect to see continued growth from our Freedom Federal partners relating to increased frequency of orders being released for US Citizenship and Immigration Services (“USCIS”) site projects. Additionally Freedom Commercial is beginning to see a steady ramp up of business activity generated by a strong pipeline and preliminary indications of project awards derived from that pipeline.

On the legacy business side, MESH sales have rebounded from their slow decline due an increased focus on this legacy business, and the introduction of a mid-range product for the marketplace. MESH is a convergent technology developed by Viscount for the hi-rise marketplace that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management.

The Company also provides legacy Enterphone support and maintenance services pursuant to long term service contracts. Sales from the 1,151 existing service contracts continue to decline slowly as older equipment is removed from service. On average, each service contract represents ongoing revenues of approximately $38 per month, inclusive of parts and labor. Monthly fees includes equipment sales to those contracts as well. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems. For the six months ended June 30, 2015 and 2014 revenues from services totaled $516,400 and $495,040, an increase of $21,360 or 4%. During the three months ended June 30, 2015 and 2014, customer service contracts and new equipment sales generated aggregate revenues of $245,984 and $236,052, respectively, an increase of $9,932 or 4%.

The last segment is a service division that covers the Province of British Columbia (the “Service Division”). The primary revenue source for the Service Division is derived from maintenance agreements on Enterphone, EPX and other systems that are billed on a monthly basis, as well as Time and Material billings and installation projects.

Sales for the six months ended June 30, 2015 and 2014 were $3,404,806 and $2,293,036 respectively, an increase of $1,111,770 or 49%. Sales for the three months ended June 30, 2015 and 2014 were $2,079,910 and $1,356,163 leading to an increase of $723,747 or 53%. Freedom sales for the six months ended June 30, 2015 and 2014 were $1,657,224 and $765,077, respectively, an increase of $892,147 or 117%. Freedom sales for the three months ended June 30, 2015 and 2014 were $1,210,028 and $547,654, an increase of $662,374 or 121%. The reason for this increase was almost entirely due to increasing sales to our US Federal government partners. MESH sales for the six months ended June 30, 2015 and 2014 were $1,067,575 and $883,653 respectively, an increase of $183,922 or 21%. MESH sales for the three months ended June 30 2015 and 2014 were, $506,734 and $480,313, an increase of $26,421 or 6%. Enterphone sales for the six months ended June 30, 2015 and 2014 were $163,605 and $149,266, a decrease of $14,339 or 10% respectively. Enterphone sales for the three months ended June 30, 2015 and 2014 were $117,163 and $92,144, an increase of $25,019 or 27%.

For the six months ended June 30, 2015 and 2014, Freedom sales were 49% and 33%, respectively, of total sales. For the three months ended June 30, 2015 and 2014, Freedom sales were 58% and 40%, respectively, of total sales. Freedom sales increased primarily due to sales to our US Federal government partners. For the six months ended June 30 2015 and 2014, MESH sales were 31% and 39%, respectively, of total sales of MESH for three months ended June 30 2015 and 2014 were, 24% and 35%, respectively.

Cost of sales and services as a percentage of sales was 39% and 53% for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014 it was 31% and 50%. Management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products. The cost of labor and travel incurred to generate our service division sales has also been reduced. Increased software sales with zero to minimal cost of sales also added a lower percentage of sales.

Gross profit for the six months ended June 30, 2015 and 2014 was $2,090,669 and $1,086,394, respectively, an increase of $1,004,275 or 92%. Gross profit for the three months ended June 30 2015 and 2014 were $1,426,150 and $677,816, an increase of $748,334 or 110%. This increase was due to increase in software sales that has zero to minimal cost of sales.

Selling, general and administrative expenses for the six months ended June 30, 2015 and 2014 were $1,853,906 and $3,554,557 respectively, a decrease of $1,700,651 or 48%. For the three months ended June 30, 2015 and 2014, selling, general and administrative expenses were $897,072 and $2,738,559 a decrease of $1,841,487 or 67%. Selling, general and administrative expenses, as a percentage of sales, for the six months ended June 30, 2015 and 2014 were 54% and 155%, respectively. For the three months ended June 30, 2015 and 2014, selling, general and administrative expenses, as a percentage of sales, were 43% and 202%. Such decreases in expenses as compared to the second quarter of 2014 are due to the Company reducing personnel in its sales department.

Research and development (“R&D”) costs for the six months ended June 30, 2015 and 2014 were $399,403 and $292,023, respectively. For the three months ended June 30, 2015 and June 30, 2014 R&D costs were $210,188 and $170,780, respectively. R&D costs have increased during 2015 as compared to 2014 due to the hiring of newly created technical support positions.

Operating loss before other items for the six months ended June 30, 2015 was $162,640 as compared to a loss before other items of $2,760,185, an improvement of $2,597,545 or 94%. Operating gain before other items for the three months ended June 30 2015 was $318,890 as compared to a loss before other items of $2,231,523 for the three months ended June 30 2014, an improvement of $2,550,413 or 114%.

Total assets at June 30, 2015 were $1,846,538 and total financial liabilities, including derivative financial liabilities, were $1,741,046. Total Series A Shares issued as dividend payments for the quarter ended June 30, 2015 and 2014 were 26.249 and 20.417 Series A Shares, respectively.

The effect of inflation and changing prices has had a negligible effect on revenues for the preceding two quarters.

Liquidity and Capital Resources

Cash as of June 30, 2015, as compared to December 31, 2014 was $233,434 and $190,308, respectively, an increase of $43,126.

On April 2, 2015, the Company received proceeds from the issuance of an 8% Convertible Promissory Note (the “Note”) aggregating approximately US $154,000 (CAD $192,500) after payment of deferred financing costs of US $4,000 (CAD $5,000). The Note matures in one year and had a principal amount of US $169,000 (CAD $211,250) and was convertible 180 days from the date of the Note at a conversion price equal to a 35% discount rate to the market price, subject to certain adjustments, including dilutive issuances. The Note was recorded net of a debt discount of US $15,000. The Note also contained certain early payment penalties, based on the date of prepayment. The Company determined that the conversion option of the Note contained an anti-dilution provision at which the exercise price can be adjusted based on certain new issuances and is denominated in a currency other than the functional currency of the Company, and accordingly, the Company bifurcated the conversion and recorded a conversion option liability of US $150,800 (CAD $188,349) with a corresponding debt discount which was being amortized through the term of the Note. The conversion option was valued using a binomial model and marked-to-market through June 30, 2015 with a change in fair value of CAD $110,411. The Company recorded amortization of the debt discount of US $37,699 (CAD $47,087) for the three months ended June 30, 2015. On June 30, 2015, the Company repaid the Note, accrued interest and a 20% prepayment penalty on the Note, with the total repayment aggregating US $206,133 (CAD $248,384). On the date of the repayment, the remaining debt discount and conversion option liability were charged to earnings, resulting in a loss on settlement of the Note of US $ 53,101 (CAD $66,324).

At June 30, 2015, the Company had a working capital (defined as current assets less current liabilities) of $366,601 as compared to working capital of $290,951 at December 31, 2014, an increase of $75,650. This increase was obtained by receiving the first payment in the second quarter from USCIS, and controlling vendor payments.

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $10,268,354 reported an operating loss for the six months ended June 30, 2015 of $162,640 and has working capital of $366,601 at June 30, 2015. Cash flows used in operating activities for the six months ended June 30, 2015 were $168,788. Although management is confident that the Company can access sufficient working capital to maintain operations and ultimately generate positive cash flow from operations by the third quarter of 2015, the ability to continue operations is dependent upon growing sales and achieving profits. There can be no assurance that the Company will be successful in obtaining sufficient working capital and that actual results will not materially differ from expectations. If working capital becomes insufficient, the Company will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on the growth prospects of the Company. Management continues actively seeking new investors and developing customer relationships. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

The accounts receivable turnover ratio was 43 days at June 30, 2015 and 44 days at June 30, 2014. The outstanding term for our receivables has been decreasing due to more aggressive collection efforts from a previously slower paying customers. The accounts receivable reserve was $114,923 at June 30, 2015, as compared to $181,529 at December 31, 2014. The accounts receivable reserve has decreased by $66,606 or 36.7% since December 31, 2014. Management continues to follow-up on customer accounts to improve cash flow and to minimize bad debts. There have been no significant or material business conditions that would warrant further increases to the reserve at this time.

The Company is subject to significant liquidity risk. At June 30, 2015, the Company’s current assets consist principally of cash, trade accounts receivables, and inventory.

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

The Company does not have any material commitments for capital expenditures as of June 30, 2015.

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

Cash Flow Challenges

The Company received payments from U.S. Federal Government contractors that enabled the Company to settle overdue payables and focus on continuing sales through its Freedom and Enterphone intercom solution.

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

The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. The Company increased its provision for obsolete inventory by $100,000 during the first quarter of 2014, as a result of a revised estimate by management. There was also a $25,000 adjustment to the provision for obsolete inventory during the second and third quarters of 2014. No adjustment was made for obsolete inventory during the first and second quarters of 2015.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2015. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2015, our disclosure controls and procedures are not effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in 1992. In 2013, COSO released an updated framework that becomes effective for year-ends beginning on December 15, 2014. Management is working to be compliant with the new framework by its annual assessment for the year ended December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, the Company will continue to improve on the deficiencies. These include the following:

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

c.	There is a material weakness for the accounting and disclosure for complex transactions and financial reporting

During the quarter ended June 30, 2015, the Company’s Controller and Principal Accounting Officer, Les Fong, and the Company’s CEO and Principal Executive Officer, Dennis Raefield, were replaced by Shavi Morsara and Scott Sieracki, respectively. Besides these changes there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 19, 2015, the Company issued options to two of the Company’s employees to purchase 250,000 and 150,000 shares of Common Stock at $0.04 and $0.06 per share, respectively, such options exercisable for a period of ten years.

On May 1, 2015 the Company issued a warrant to purchase 330,000 shares of Common Stock, at an exercise price US$0.05 per share, for a period of five years from the date of issuance and exercisable on a cashless basis, pursuant to a letter agreement with Hannegan Landau Poersch Advocacy (“HLP”) in consideration for assisting the Company with conducting business with certain federal government and non-governmental organizations.

As of April 1, 2015, as partial consideration for the services provided to the Company by its directors, the Company issued 1,000,000 shares of restricted Common Stock to the Company’s Chairman of the Board, 750,000 shares of restricted Common Stock to the Chairman of the Company’s Audit Committee, and 500,000 shares of restricted Common Stock to each of the Company’s other members of the Board, and as of January 1, 2015 issued an additional 250,000 shares of restricted Common Stock to the Company’s Chairman of the Board.

As of March 31, 2015, the Company issued an aggregate of 25.451 Series A Shares to current holders of Series A Shares, representing quarterly dividends, convertible into 579,748 shares of Common Stock at a conversion rate of US$0.0439 per share, representing an aggregate value of $18,696. As of June 30, 2015, the Company issued an aggregate of 26.249 Series A Shares to current holders of Series A Shares, representing quarterly dividends, convertible into 1,353,042 shares of Common Stock at a conversion rate of US$0.0194 per share, representing an aggregate value of $44,649.

On January 20, 2015, the Company erroneously issued 2,925,000 shares of Common Stock to Dendera Capital Fund LP, the general partner of which, Dendera Capital GP LLC, is managed by Geoffrey Arens, a member of the Board. Such shares were cancelled in February 2015 and replaced with 200 Series A Shares in exchange for cash proceeds of US$200,000 (CAD$234,000), pursuant to the Securities Purchase Agreement, dated as of January 20, 2015, between the Company and Dendera Capital Fund LP. The Series A Shares are subject to the rights and preferences set forth in the Certificate.

The issuances of such Common Stock and warrants as disclosed in this Item 2 were made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as applicable, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Item 5. Other Information.

On May 19, 2015, Jim Cacioppo was appointed as a director of the Company, and as a member of the Company’s Compensation Committee and Nominating Committee. Mr. Cacioppo will be eligible to receive the standard annual director compensation offered to all other non-employee directors of (i) 500,000 shares of Common Stock, which shall vest within twelve (12) months following issuance of such shares, and (ii) $20,000, to be paid in quarterly installments in cash or shares of Common Stock at the closing trading price of such stock on the date of payment, at the option of Mr. Cacioppo. Mr. Cacioppo was appointed director of the Company pursuant to the irrevocable right provided to him by the Certificate, as the holder of a majority of the aggregate Stated Value (as defined in the Certificate) of Series A Shares, to appoint up to two directors of the Company.

Other than being eligible to receive such director compensation, Mr. Cacioppo did not enter into any material plan, contract, or arrangement in connection with his election as a director. There are no family relationships between Mr. Cacioppo and any director or executive officer of the Company or its subsidiaries. The Company is not aware of any transaction in which Mr. Cacioppo has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Item 6. Exhibits.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

32.1	Section 1350 Certification of the Principal Executive Officer

32.2	Section 1350 Certification of the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 25, 2015	VISCOUNT SYSTEMS, INC.
(Registrant)

By:	/s/ Scott Sieracki
Scott Sieracki, Interim Chief Executive Officer
Principal Executive Officer

By:	/s/ Shavi Morsara
Shavi Morsara, Controller
Principal Accounting Officer and
Principal Financial Officer