Form 10-Q
period 2015-09-30
VISCOUNT SYSTEMS INC
filed 2015-11-23
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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
Yes [   ]        No [X]

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

As of November 19, 2015 the registrant’s outstanding common stock consisted of 130,547,236 shares.

EXPLANATORY NOTE

            This quarterly report contains the revised condensed consolidated statement of operations for the three months ended September 30, 2014. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail.

            During the preparation of the Form 10-Q for the three and nine months ended September 30, 2015, the Company identified an issue with the condensed consolidated statement of operations for the three months ended September 30, 2014, because the amounts included in those results didn’t represent the difference between the results for the nine months ended September 30, 2014 and the six months ended June 30, 2014. There was no error in the accounting for the nine months ended September 30, 2014.

VISCOUNT SYSTEMS, INC
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Terms such as “we believe”, “we expect” or “we project”, and similar terms, are examples of forward looking statements that we may use in this report. Such statements also relate to the sales trends of our Enterphone 2000, EPX (previously named Enterphone 3000), Freedom, Liberty, and MESH product lines, general revenues, income, the number of new construction projects or building upgrades that may generate sales of our products, and in general the market for our products. Any projections herein are based solely on our management’s views, and were not prepared in accordance with any accounting guidelines applicable to projections. Accordingly, these forward looking statements are intended to provide the reader with insight into our management’s proposals, expectations, strategies and general outlook for our business and products, but because of the risks associated with those statements, including those described herein and in our annual report, readers should not rely upon those statements in making an investment decision. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward- looking statements. As used herein, the “Company”, “Viscount”, “we”, “us”, “our” and words of similar meaning refer to Viscount Systems, Inc.

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at September 30, 2015, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.339086 for USD$1.0000 or CAD$1.0000 for USD$0.746778.

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30,	December 31,
	2015	2014
	(unaudited)	(revised - see Note 9)
Assets
Current Assets
Cash	$173,713	$135,308
Short term investments	55,000	55,000
Trade accounts receivable, net	907,870	661,629
Prepaid expenses	4,387	-
Inventory	560,508	533,217
Total Current Assets	1,701,478	1,385,154
Equipment	175,959	206,004
Deposits	8,391	1,391
Intangible assets	-	5,224
Total Assets	$1,885,828	$1,597,773

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$970,696	$362,595
Accrued liabilities	550,845	564,466
Capital lease obligation - current portion	10,964	10,285
Deferred revenue	72,625	37,318
Due to related parties	12,613	5,003
Loans payable	114,536	114,536
Derivative liabilities	427,999	2,858,618
Convertible redeemable preferred stock - see below	2,027,026	-
Total Current Liabilities	4,187,304	3,952,821
Capital lease obligation - non-current	8,873	17,182
Total Liabilities	4,196,177	3,970,003
Commitments and contingencies
Convertible redeemable preferred stock - US$0.001 par value; 20,000,000 shares authorized: Series A convertible redeemable preferred stock, stated value $1,000, 1,351 and 1,072 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $1,351,000 and $1,072,000 as of September 30, 2015 and December 31, 2014, respectively	-	1
Stockholders' Deficit
Common stock, par value US$0.001 per share, 300,000,000 shares authorized: 130,547,236 and 126,047,236 shares issued and outstanding at September 30, 2015, respectively, and 126,009,581 shares issued and outstanding at December 31, 2014	130,547	126,009
Additional paid-in capital	8,170,074	10,163,296
Accumulated deficit	(10,610,970)	(12,661,536)
Total Stockholders' Deficit	(2,310,349)	(2,372,231)
Total Liabilities and Stockholders' Deficit	$1,885,828	$1,597,773

See Notes to the Condensed Consolidated Financial Statements

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Expressed in Canadian dollars)
For the three and nine months ended September 30, 2015 and 2014
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
		(revised - see Note 9)

Sales	$1,177,211	$1,419,204	$4,582,017	$3,712,240
Cost of sales	476,234	804,189	1,790,371	2,010,831
Gross profit	700,977	615,015	2,791,646	1,701,409

Operating expenses:
Selling, general and administrative	890,521	1,153,566	2,744,427	4,708,123
Research and development	233,211	189,556	632,614	481,578
Total operating expenses	1,123,732	1,343,122	3,377,041	5,189,701

Operating loss	(422,755)	(728,107)	(585,395)	(3,488,292)

Other income (expense):
Interest income	6	2,110	24	3,430
Interest expense	(6,049)	-	(61,933)	-
Loss on settlement of convertible note	-	-	(63,324)	-
Amortization of debt discount	-	-	(47,087)	-
Change in fair value of derivative liabilities	41,534	1,505,066	2,808,281	1,203,575
	35,491	1,507,176	2,635,961	1,207,005

Net (loss) income	(387,264)	779,069	2,050,566	(2,281,287)
Preferred stock:
Series A convertible - contractual dividends	(37,765)	-	(82,414)	-
Series A convertible - deemed dividends	(2,010,330)	-	(2,010,330)	-

Net (loss) income attributable to common stockholders	$(2,435,359)	$779,069	$(42,178)	$(2,281,287)

Per share data:
Net (loss) income - basic	$(0.02)	$0.01	$(0.00)	$(0.02)
Net (loss) income - diluted	$(0.02)	$0.01	$(0.00)	$(0.02)

Weighted average number of shares of common stock outstanding:
Basic	126,047,236	126,009,581	126,040,891	117,236,991
Diluted	126,047,236	126,009,581	175,403,366	117,236,991

See Notes to the Condensed Consolidated Financial Statements

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Statement of Stockholders' Deficit
(Expressed in Canadian dollars)
For the Nine Months Ended September 30, 2015
(Unaudited)

	Common Stock		Additional
			paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, December 31, 2014 (revised – see Note 9)	126,009,581	$126,009	$10,163,296	$(12,661,536)	$(2,372,231)

Series A dividend issued	-	-	(82,414)	-	(82,414)
Proceeds from sale of common stock & warrants	37,655	38	3,012	-	3,050
Common stock issued to directors for services	4,500,000	4,500	(4,500)	-	-
Stock-based compensation	-	-	68,538	-	68,538
Warrants issued in connection with Series A convertible redeemable preferred stock issuance	-	-	32,472	-	32,472
Deemed dividend in connection with Series A convertible preferred stock redemption event	-	-	(2,010,330)	-	(2,010,330)
Net income	-	-	-	2,050,566	2,050,566
Balance, September 30, 2015	130,547,236	$130,547	$8,170,074	$(10,610,970)	$(2,310,349)

See Notes to the Condensed Consolidated Financial Statements

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	For the nine months ended:
	September 30,	September 30,
	2015	2014
Operating Activities
Net income (loss)	$2,050,566	$(2,281,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	40,750	36,337
Provision for uncollectible receivables	(66,606)	-
Provision for inventory obsolescence	-	150,000
Change in fair value of derivative liabilities	(2,808,281)	(1,203,575)
Stock based compensation	68,538	1,609,579
Original issue discount on convertible debt	18,750	-
Loss on settlement of convertible debt	63,324	-
Amortization of debt discount	47,087	-
Non-cash financing fees	-	370,895
Changes in operating assets and liabilities:
Accounts receivable	(179,635)	(344,197)
Inventory	(27,291)	37,774
Prepaid expenses	(4,387)	-
Deposits	(7,000)	-
Accounts payable	608,104	8,275
Accrued liabilites	(13,621)	(62,059)
Deferred revenue	35,307	306
Due to related parties	7,610	(29,724)
Net Cash Used in Operating Activities	(166,785)	(1,707,676)

Cash Flows from Investing Activities
Purchase of property and equipment	(5,480)	(150,091)
Net cash used in investing activities	(5,480)	(150,091)

Net Cash used in Financing Activities
Capital lease payments	(7,630)	-
Proceeds from convertible note	197,500	-
Payment of deferred financing costs	(5,000)	-
Repayment of convertible note	(211,250)	-
Proceeds from sale of common stock and warrants	3,050	2,366,570
Proceeds from sale of preferred stock	234,000	-
Net cash provide by financing activities	210,670	2,366,570

Increase in cash	38,405	508,803
Cash, beginning of period	135,308	172,684
Cash, end of period	173,713	681,487

See Notes to the Condensed Consolidated Financial Statements

VISCOUNT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows, continued
(Expressed in Canadian dollars)
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	For the nine months ended:
	September 30,	September 30,
	2015	2014

Supplementary Information:
Interest paid	$43,183	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of preferred shares issued as dividends	$82,414	$-
Unvested common stock issued to board members	$4,500	$-
Fair value of conversion options issued	$373,184	$-
Accretion of Series A convertible preferred stock to redemption value	$2,010,330	$-

See Notes to the Condensed Consolidated Financial Statements

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

1.	Organization

Viscount Systems, Inc. (the “Company”) was incorporated on May 24, 2001 in the State of Nevada. The Company manufactures, distributes, and provides services for electronic premises access and security equipment primarily through its wholly owned Canadian subsidiary, Viscount Communication and Control Systems Inc.

The Company’s legacy business, existing since 1969, consists of products and services for high rise residential and office buildings, generally described as telephone access. These products allow visitors to contact tenants or offices via a lobby device to gain entry. The Company has various brands in this marketplace, with high end products called MESH, and lower cost products called Enterphone, selling through dealers for Canada and the United States.

The Company’s Freedom Access Control software solution (“Freedom”) controls entry doors throughout a business, hospital, school, or other buildings, and prevents entry by persons unknown or staff attempting to enter at the wrong time of day.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and from Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual financial statements. These financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company filed on Form 10-K for the year ended December 31, 2014. The operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2015 or for any other period.

The financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, are necessary for the fair presentation of the financial information in conformity with U.S. GAAP.

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

3.	Going Concern and Liquidity

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $10,610,970 and an operating loss for the three and nine months ended September 30, 2015 of $422,755 and $585,395, respectively. The ability to sustain the current level of operations is dependent on raising additional capital and/or growing sales and achieving profits. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

Based on its current financial position, including the potential issuance of a substantial amount of demand notes (see Note 8), the Company could be required to fund its operations on a month-to-month basis. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. The Company is currently in negotiations regarding a financing. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets and discontinue its operation.

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

4.	Significant Accounting Policies

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

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

4.	Significant Accounting Policies, continued

Concentration of Credit Risk

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

Allowance for Doubtful Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $114,923 and $181,529 as of September 30, 2015 and December 31, 2014, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made before the product is delivered. If the financial conditions of customers were to materially deteriorate, an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

Accounts Receivable Factoring

On March 24, 2015, the Company entered into a one year agreement with a financing company to factor its trade accounts receivables. The financing company offered a credit facility not to exceed $1,000,000 through the purchase of eligible accounts receivable at a discount rate of 3.65% of the face value of the purchased receivable plus 1/10% per day on any receivable outstanding after 35 days from the date of invoice purchase. Any amounts that remain unpaid 90 days after the initial invoice date, or any dispute raised by the customer will be repurchased by the Company or replaced by eligible receivables. As of September 30, 2015, invoices totaling, in the aggregate, $82,627 had been factored. The Company’s accounts receivable are purchased by the financing company on a recourse basis. Accordingly, the accounts receivable are retained on the Company’s balance sheet while advances from the financing company are recorded as accrued liabilities. Discounts provided and interest charged related to factoring of the accounts receivable have been expensed on the accompanying condensed consolidated statements of operations as interest expense.

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

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

4.	Significant Accounting Policies, continued

Preferred Stock

The Company applies the guidance enumerated in Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (“ASC 480”) when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of September 30, 2015 and December 31, 2014, in accordance with ASC 480-10-S99, since certain of the Company’s preferred shares contain redemption rights which are not solely within the Company’s control, these issuances of preferred stock have been presented as temporary equity.

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

The Company assesses classification of its common stock warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company evaluated its free standing warrants to purchase common stock to assess their proper classification in the balance sheets as of September 30, 2015 and December 31, 2014 using the applicable classification criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants should be classified as a derivative liability, as these warrants were denominated in U.S. dollars, while the functional currency of the Company is Canadian dollars. Therefore, each period, these U.S. denominated warrants must be re-valued.

Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy that reclassifies contracts from equity to assets or liabilities for those with the earliest inception date first. Future issuances of securities will be evaluated as to reclassification as a liability under our sequencing policy of earliest inception date first until either all of the shares underlying the Company’s Series A Convertible Redeemable Preferred Stock, par value US$0.001 per share (the “Series A Shares”), are settled or expire.

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

4.	Significant Accounting Policies, continued

Reclassifications

Certain accounts in the prior period condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Recent Accounting Pronouncements

In July 2015, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). Under ASU 2015-11 entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The Company is currently evaluating the impact the adoption of ASU 2015-11 will have on its condensed consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's condensed consolidated financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

Concentrations

During the three months ended September 30, 2015, one customer comprised approximately $121,000 or 10% of the Company's sales. During the nine months ended September 30, 2015, another customer comprised approximately $726,000 or 16% of the Company's sales. We had no such concentrations during the three and nine months ended September 30, 2014. As of September 30, 2015, there were no accounts receivable due from these customers.

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

5.	Inventory

Inventory consists of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$651,348	$606,547
Work in process	73,720	25,683
Finished goods	152,887	218,434
Sub total	877,955	850,664
Reserve for obsolescence and shrinkage	(317,447)	(317,447)
Total	$560,508	$533,217

6.	Due to Related Parties

Amounts due to directors for director fees and travel expenses totaled $12,613 at September 30, 2015 (December 31, 2014 - $5,003). These amounts are unsecured, non-interest bearing and have no specified terms of repayment.

7.	Repayment of Convertible Debt

On April 2, 2015, the Company received proceeds from the issuance of an 8% Convertible Promissory Note (the “Note”) aggregating approximately US $154,000 (CAD $192,500) after payment of deferred financing costs of US $4,000 (CAD $5,000). The Note matures in one year and had a principal amount of US $169,000 (CAD $211,250) and was convertible 180 days from the date of the Note at a conversion price equal to a 35% discount rate to the market price, subject to certain adjustments, including dilutive issuances. The Note was recorded net of an original issue discount of US $15,000 (CAD $18,750). The Note also contained certain early payment penalties, based on the date of prepayment. The Company determined that (a) the conversion option of the Note contained an anti-dilution provision whereby the exercise price can be adjusted based on certain new issuances; and (b) the Note is denominated in a currency other than the functional currency of the Company, and accordingly, the Company bifurcated the conversion option and recorded a derivative liability of US $150,800 (CAD $188,349) with a corresponding debt discount which is amortized through the term of the Note to interest expense over the term of the Note, using the effective interest method. The conversion option was valued using a binomial model and marked-to-market through June 30, 2015 with a change in fair value of CAD $110,411. The Company recorded amortization of the debt discount of US $37,699 (CAD $47,087) for the three months ended June 30, 2015. On June 30, 2015, the Company repaid the Note, accrued interest and a 20% prepayment penalty on the Note, with the total repayment aggregating US $206,133 (CAD $248,384). On the date of the repayment, the remaining debt discount and conversion option liability were charged to earnings, resulting in a loss on settlement of the Note of US $53,101 (CAD $66,324).

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

8.	Series A Shares

On January 20, 2015, the Company erroneously issued 2,925,000 shares of common stock to an entity whose general partner is managed by a member of the Company’s Board of Directors (the “Board”) and the shares were then cancelled in February 2015 and replaced with 200 Series A Shares in exchange for cash proceeds of US$200,000 (CAD$234,000). The Series A Shares contain certain rights and preferences as follows:

•

convertible into shares of common stock at the lower of US$0.07 per share, 85% of the previous twenty day volume weighted average pricing or 85% of the previous ten day volume weighted average pricing.

•	dividends of 8% per annum, payable quarterly, in cash or Series A Shares.
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

•

holders of the Series A Shares may cause the Company to redeem the Series A Shares for 150% of their stated value, plus all accrued, but unpaid dividends on Series A Shares, upon the occurrence of a default, which includes being in default on any material contracts, securities, indebtedness, Articles of Incorporation and/or By-laws, delisting or late filing with the U.S. Securities and Exchange Commission (the “SEC”).

Since the Series A Shares are redeemable in certain circumstances which are considered to be outside the control of the Company, such shares have been classified as temporary equity. The Series A Shares were assessed under ASC 480 and the Company determined that the contingent redemption provisions associated with the financial instruments made them more akin to debt than equity. The Series A Shares are deemed to be a debt host contract because the embedded conversion option is not clearly and closely related to the host contract and, accordingly, the embedded conversion option is subject to bifurcation and separate evaluation. The conversion option has been bifurcated and the Company recorded their issuance date fair value of $184,835 (valued using the Binomial Lattice model) with the change in fair value recorded in the condensed consolidated statement of operations at each reporting period.

In conjunction with this issuance of Series A Shares, the Company also issued 1,462,500 warrants, each exercisable into one share of common stock at CAD$0.16 per share for a period of five years, which are exercisable on a cashless basis. The Company determined that these warrants should be classified as equity and, accordingly, they were valued using the Black-Scholes model and the relative fair value of such warrants of $32,472 was allocated to additional paid-in capital and the residual proceeds associated with the Series A Shares were allocated to temporary equity because the preferred stock is contingently redeemable.

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

8.	Series A Shares, continued

During the nine months ended September 30, 2015, the Company issued 79 Series A Shares representing Series A quarterly dividends. The embedded conversion options associated with the Series A Shares were valued using the Binomial Lattice model as they were denominated in USD currency and not in the Company’s reporting currency. The embedded conversion options associated with the Series A Shares were valued at $82,414 was recorded as a derivative liability.

As the Company’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended June 30, 2015 was not timely filed with the SEC (a “Redemption Event”), the Company is required to redeem the Series A Shares for 150% of their value if holders of 10% of the Stated Value (as defined in the Company’s Certificate of Designation, Preferences and Rights of the Series A Shares, as amended (the “Certificate”)) of the Series A Shares provide the Company with a written notice of redemption within sixty days after the Redemption Event becomes known to such holders (a “Redemption Request”). As of the date of this Form 10-Q, the Company has not received a Redemption Request or a waiver from holders of Series A Shares waiving their redemption rights in connection with the Redemption Event.

Subsequent to September 30, 2015, the Company is in negotiations to issue Senior Secured Convertible Demand Promissory A Notes (the “Series A Demand Notes”) to certain holders of Series A Shares in the aggregate principal amount equal to 150% of the stated value of their Series A Shares in exchange for their outstanding Series A Shares. Interest on the Series A Demand Notes accrues at 14% per annum if all or any portion of the interest payable on the Series A Demand Notes is paid in cash (increasing to the lesser of 21% per annum and the highest amount permitted by applicable law in case of an event of default) and it accrues at 5% for each 30 days if all or any portion of the interest payable on the Series A Demand Notes is paid in Series A Demand Notes (increasing to 8% for each 30 days in case of an event of default).

Accordingly, as of September 30, 2015, the Company recorded a $2,010,330 deemed dividend in order to accrete the Series A Shares up to its redemption value (150% of the stated value). In addition, the balance of the Series A Shares was reclassified from the mezzanine presentation to a current liability.

9.	Revised Consolidated Financial Statements

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

Income Statement

During the preparation of the Form 10-Q for the three and nine months ended September 30, 2015, the Company identified an issue with the condensed consolidated statement of operations for the three months ended September 30, 2014, because the amounts included in those results didn’t represent the difference between the results for the nine months ended September 30, 2014 and the six months ended June 30, 2014. There was no error in the accounting for the nine months ended September 30, 2014.

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

10.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, short-term investments, trade accounts receivable, accounts payable, accrued liabilities, capital lease obligations, due to related parties and loans payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

10.	Fair Value of Financial Instruments, continued

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains or losses in the condensed consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

A summary of the Company's Level 3 derivative liabilities for the nine months ended September 30, 2015 is as follows:

Balance, December 31, 2014	$2,858,618
Fair value change of derivative liabilities	(2,808,281)
Fair value of embedded conversion options issued	373,184
Fair value of embedded conversion options in preferred shares issued as dividends	82,414
Transfers out due to extinguishment of financial instruments	(77,936)
Balance, September 30, 2015	$427,999

The derivative liabilities consist of the fair value of certain share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company, as well as embedded conversion options in Series A Shares. As of September 30, 2015, the Company’s derivative liabilities consisted of conversion options of $273,299 and warrant liabilities of $154,700, respectively.

The fair value of the warrants and embedded conversion options were determined using the Black-Scholes option pricing model and the Binomial Lattice model depending on their characteristics, using the following current market assumptions for the nine months ended:

September 30,
	2015	2014
Volatility	94.9% - 117%	92% - 176%
Risk-free interest rate	0.33% - 1.37%	0.44% - 1.73%
Contractual term	0.33 - 5.00 yrs	1.84 - 5.00 yrs

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

11.	Capital Stock

Common Stock

Members of the Board are awarded shares of common stock (the “Restricted Common Stock”) as compensation for performing Board activities. On May 19, 2015, members of the Board received an aggregate of 4,500,000 shares of restricted common stock valued at $168,615, which will vest one year from the issuance date. These shares are expensed over the vesting period. During the three and nine months ended September 30, 2015, the Company recorded $29,502 and $61,826 of stock based compensation, respectively, related to the Restricted Common Stock. As of September 30, 2015 the unamortized value of the Restricted Common Stock is $106,789, which will be expensed over the remaining amortization period of 7.6 months. As of September 30, 2015, 4,500,000 shares of restricted common stock are unvested.

Stock Options

All stock options granted are exercisable in US$. A summary of the stock option activity for the nine months ended September 30, 2015 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining Life	Intrinsic
	Options	Exercise Price	In Years	Value
Outstanding at January 1, 2015	12,022,075	US$0.09
Employee Options Granted	400,000	US$0.06
Forfeited	(330,000)	US$0.09
Expired	(20,000)	US$0.10
Outstanding at September 30, 2015	12,072,075	US$0.09	3.42	$-

Exercisable at September 30, 2015	11,822,075	US$0.09	3.22	$-

On May 19, 2015, the Company granted ten-year options to two employees, one to purchase an aggregate of 150,000 shares of common stock at an exercise price of US$0.02 vested upon grant date and the other to purchase an aggregate of 250,000 shares of common stock at an exercise price of US$0.04, vesting six months from the grant date. The options had an aggregate grant date fair value of $8,000 which will be recognized proportionate to the vesting period.

The Company computed the fair value of options granted using the Black Scholes option pricing model, with the following assumptions:

	For the Nine months Ended	For the Three months Ended	For the Nine months Ended
	September 30, 2015	September 30, 2014	September 30, 2014
Risk free interest rate	0.28% - 0.98%	0.97%	0.97% - 1.55%
Expected term	3 years	3 years	3 - 5 years
Expected volatility	80% - 140%	140%	113% - 140%
Expected dividends	0%	0%	0%

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2015 was $0.00 and $0.02 per share, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2014 was $0.07 and $0.09 per share, respectively.

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

11.	Capital Stock, continued

Stock Options, continued

A summary of the stock options outstanding and exercisable at September 30, 2015 is as follows:

			Exercisable Options
	Outstanding	Exercisable	Remaining
	Number of	Number of	Contractual Life	Aggregate
Exercise Price	Options	Options	in years	Intrinsic Value
US$ $0.02	150,000	150,000	9.6	$ -
US$ $0.04	304,375	54,375	0.2	-
US$ $0.08	1,500,000	1,500,000	0.7	-
US$ $0.09	10,016,450	10,016,450	3.6	-
US$ $0.10	45,000	45,000	1.8	-
US$ $0.15	56,250	56,250	0.2	-
	12,072,075	11,822,075	3.2	$ -

During the three and nine months ended September 30, 2015, the Company recorded stock based compensation expense of $6,750 and $6,750, respectively, related to the amortization of stock options. During the three and nine months ended September 30, 2014, the Company recorded stock based compensation expense of $11,684 and $919,632, respectively, related to the amortization of stock options. As of September 30, 2015, there was $1,250 of unrecognized stock based compensation expense related to the May 19, 2015 stock option grants which will be amortized over the remaining amortization period of 1.5 months.

Warrants

A summary of warrant activity during the nine months ended September 30, 2015 is as follows:

		[1]	Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining Life	Intrinsic
	Warrants	Exercise Price	In Years	Value

Outstanding at January 1, 2015	80,890,801	CAD$0.12
Issued in private placement transactions	1,462,500	CAD$0.16
Issued as compensation warrants	348,827	CAD$0.14
Outstanding at September 30, 2015	82,702,128	CAD$0.13	1.55	$-

Exercisable at September 30, 2015	82,702,128	CAD$0.13	1.55	$-

[1] US$ denominated warrants are reflected in their CAD$ equivalents.

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

11.	Capital Stock, continued

Warrants, continued

On February 18, 2015, the Company also issued a total of 18,827 warrants of which 10,852 warrants were issued to an investor in connection with the common stock and 7,975 warrants to a Board member, to acquire Company stock at an exercise price of CAD$0.16 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis. These warrants were valued using a Binomial Model resulting in a compensation expense of $909.

On May 1, 2015, the Company entered into a six month engagement agreement with a service provider pursuant to which the Company issued an immediately vested, five year warrant to purchase 330,000 shares of common stock at an exercise price of US $0.05 per share. The fair value of the warrants was US $4,401 on the grant date which amount is being amortized over the engagement term.

The Company computed the fair value of compensation warrants granted using the Binomial Model, with the following assumptions:

For the Nine Months Ended
September 30, 2015
Risk free interest rate	1.37% - 1.50%
Expected term	5.00
Expected volatility	104% - 107%
Expected dividends	0.00%

The weighted average grant date fair value of warrants granted during the nine months ended September 30, 2015 $0.05 per share. There were no warrants granted during the three months ended September 30, 2015. The weighted average grant date fair value of warrants granted during the three and nine months ended September 30, 2014 was $0.08 and $0.08, respectively.

A summary of the warrants outstanding and exercisable at September 30, 2015 is as follows:

			Weighted Average
			Remaining
Weighted Average			Contractual Life
Exercise Price		Warrants	in years
CAD$	0.065	2,500,000	0.73
CAD$	0.080	19,100,001	0.24
CAD$	0.090	975,000	3.82
CAD$	0.160	1,481,327	4.26
US$	0.050	17,272,014	1.79
US$	0.080	9,849,999	0.36
US$	0.090	4,937,650	1.80
US$	0.095	500,000	3.99
US$	0.100	7,690,000	2.63
US$	0.180	3,749,996	0.63
US$	0.200	14,646,141	3.13
CAD$	0.130	82,702,128	1.55

The warrants outstanding have no aggregate intrinsic value as of September 30, 2015.

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

12.	Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2015 and December 31, 2014.

Operating Leases

Rent expense included in the condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 is $108,167 and $106,362, respectively and $36,389 and $35,990 for the three months ended September 30, 2015 and 2014, respectively.

Consulting Agreement

The Company had an agreement with a consultant for public and investor relations. As consideration, the Company remitted a monthly fee of $12,500, of which $7,500 per month was paid in cash and $5,000 per month was paid in restricted stock. The agreement was for an initial period of six months from January to June 2015. On June 30, 2015, the agreement was terminated effective September 30, 2015.

13.	Segment Information

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

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

13.	Segment Information, continued

The following table summarizes financial information about the Company’s business segments as of and for the three and nine months ended September 30, 2015 and 2014.

As of and for the three months ended
September 30, 2015	Manufacturing	Servicing	Total
Sales to external customers	$912,135	$265,076	$1,177,211
Depreciation and amortization	$11,887	$-	$11,887
Segment operating (loss) income	$(623,647)	$200,892	$(422,755)
Total assets	$1,885,828	$-	$1,885,828

As of and for the three months ended
September 30, 2014 (revised - see Note 9)	Manufacturing	Servicing	Total
Sales to external customers	$1,044,226	$374,978	$1,419,204
Depreciation and amortization	$15,913	$5,223	$21,136
Segment operating (loss) income	$(808,355)	$80,248	$(728,107)
Total assets	$2,138,807	$10,447	$2,149,254

As of and for the nine months ended
September 30, 2015	Manufacturing	Servicing	Total
Sales to external customers	$3,800,541	$781,476	$4,582,017
Depreciation and amortization	$35,527	$5,223	$40,750
Segment operating (loss) income	$(1,030,523)	$445,128	$(585,395)
Total assets	$1,885,828	$-	$1,885,828

As of and for the nine months ended
September 30, 2014	Manufacturing	Servicing	Total
Sales to external customers	$2,842,222	$870,018	$3,712,240
Depreciation and amortization	$20,668	$15,669	$36,337
Segment operating loss	$(3,278,132)	$(210,160)	$(3,488,292)
Total assets	$2,138,807	$10,447	$2,149,254

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

13.	Segment Information, continued

Of the total sales for the nine months ended September 30, 2015 and 2014, $2,125,467 and $947,821, respectively, was derived from U.S.- based customers and $2,456,550 and $2,764,419, respectively was derived from Canadian-based customers. Substantially all of the Company's operations, assets and employees are located in Canada.

MESH sales represented 40% and 38.5% of total revenue during the nine months ended September 30, 2015 and 2014, respectively. Freedom sales represented 43% and 34% of total revenue during the nine months ended September 30, 2015 and 2014, respectively. The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

14.	Net (Loss) Income per Share of Common Stock

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive securities using the treasury stock method. The following table sets forth the computation of basic and diluted (loss) income per common share.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(387,264)	$779,069	$2,050,566	$(2,281,287)
Preferred stock:
Series A convertible - contractual dividends	(37,765)		(82,414)
Series A convertible - deemed dividends	(2,010,330)	-	(2,010,330)	-
Net (loss) income attributable to common stockholders	$(2,435,359)	$779,069	$(42,178)	$(2,281,287)
Denominator:
Weighted average number of common shares outstanding - basic	126,047,236	126,009,581	126,040,891	117,236,991

Effect of dilutive securities :
Dilutive securities realizable from the vesting of restricted stock	-	-	4,500,000	-
Convertible preferred stock, Series A	-	-	44,862,475	-
Total dilutive shares	-	-	49,362,475	-

Weighted average number of common shares outstanding - diluted	126,047,236	126,009,581	175,403,366	117,236,991

Earnings per share:
Basic	$(0.02)	$0.01	$(0.00)	$(0.02)
Diluted	$(0.02)	$0.01	$(0.00)	$(0.02)

VISCOUNT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Expressed in Canadian dollars)
(unaudited)

14.	Net (Loss) Income per Share of Common Stock, continued

The following potentially dilutive securities have been excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	September 30,
	2015	2014
Warrants	82,702,128	80,890,801
Options	12,072,075	11,752,075
Series A preferred stock	-	4,260,435
Total potentially dilutive shares	94,774,203	96,903,311

15.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon that evaluation, the Company did not identify any recognized or non- recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain our books of account in Canadian dollars ("CAD") and references to dollar amounts herein are to the lawful currency of Canada unless otherwise indicated.

Overview

We are a manufacturer of access control and telephone entry products, which protect buildings from unauthorized access. The business consists of four divisions.

The newest and fastest growing division, started in 2011, is our Freedom Access Control software solution (“Freedom”). This enterprise-wide access control system controls entry doors throughout a business, hospital, school, or other buildings, and prevents entry by persons unknown or staff attempting to enter at the wrong time or day. Our Freedom IT platform can turn any access control card reader into an IP device by connecting the Freedom IP device with built-in input/output to a POE switch and then every card usage is processed on a redundant Freedom server either in the building or any remote site. The software component of Freedom is a web browser security operating platform. Unlike our competitors, who generally use control panels, the user database and the door control software is processed in IT language located on a server(s), thereby future-proofing systems from the traditional issue of proprietary hardware version obsolescence and improving scalability by eliminating the need for additional costly hardware every time a reader is added to the system. This segment has experienced significant growth since inception and we expect to see continued growth from our Freedom Federal partners relating to increased frequency of orders being released for US Citizenship and Immigration Services (“USCIS”) site projects. Additionally Freedom Commercial is beginning to see a steady ramp up of business activity generated by a strong pipeline and preliminary indications of project awards derived from that pipeline.

On the legacy business side, MESH sales have rebounded from their slow decline due to an increased focus on this legacy business, and the introduction of a mid-range product for the marketplace. MESH is a convergent technology developed by Viscount for the hi-rise marketplace that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management.

We also provide legacy Enterphone support and maintenance services pursuant to long term service contracts. Sales from the 1,151 existing service contracts continue to decline slowly as older equipment is removed from service. On average, each service contract represents ongoing revenues of approximately $43 per month, inclusive of parts and labor. Monthly fees include equipment sales to those contracts as well. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems.

The last division is a service division that covers the Province of British Columbia (the “Service Division”). The primary revenue source for the Service Division is derived from maintenance agreements on Enterphone, EPX and other systems that are billed on a monthly basis, as well as time and material billings and installation projects.

Condensed Consolidated Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Overview

We reported a net loss of $387,264 for the three months ended September 30, 2015 as compared to net income of $779,069 for the three months ended September 30, 2014. The decline in net income of $1,166,333 is primarily due to a decrease in other income, net of expense, of $1,471,685, partially offset by an increase in gross profit of $85,962 and a decrease in operating expenses of $219,390.

Revenues

Sales for the three months ended September 30, 2015 and 2014 were $1,177,211 and $1,419,204, respectively, reflecting a decrease of $241,993 or 17%. Freedom sales for the three months ended September 30, 2015 and 2014 were $318,073 and $491,512, respectively, reflecting a decrease of $173,439 or 35%, which was mostly due to lower freedom equipment and software sales during the three months ended September 30, 2015. The decreases in Freedom sales and customer service contracts were partially offset by an increase of $41,348 or 7% in Enterphone (including MESH) sales for the three months ended September 30, 2015 and 2014. Enterphone (including MESH) sales for the three months ended September 30 2015 and 2014 were, $594,062 and $552,714, respectively.

Gross profit

Gross profit for the three months ended September 30, 2015 and 2014 were $700,977 and $615,015, respectively, an increase of $85,962 or 14%. For the three months ended September 30, 2015 and 2014 cost of sales and services were $476,234 and $804,189 or as a percentage of sales was 40% and 57%, respectively. We have continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products. The cost of labor and travel incurred to generate our service division sales has also been reduced. We also increased software sales which have zero to minimal cost of sales.

Selling, general and administrative expenses

For the three months ended September 30, 2015 and 2014, selling, general and administrative expenses were $890,521 and $1,153,566, respectively, reflecting a decrease of $263,045 or 23%. For the three months ended September 30, 2015 and 2014, selling, general and administrative expenses as a percentage of sales, were 76% and 81%, respectively. Such decreases in expenses as compared to the third quarter of 2014 are mainly due to lower marketing cost and sales commissions associated to decreased sales revenue.

Research and development

For the three months ended September 30, 2015 and 2014, research and development costs were $233,211 and $189,556, respectively, reflecting an increase of $43,655 or 23%. Research and development costs have increased during 2015 as compared to 2014 due to the hiring of newly created technical support personnel.

Operating loss

Operating loss for the three months ended September 30 2015 was $422,755 as compared to operating loss of $728,107 for the three months ended September 30 2014, reflecting an increase in operating losses of $305,532 or 42%. The increase in operating loss is the result of increases in expenses, partially offset by the increase in gross profit, as described above.

Other income (expense)

Other income was $35,491 for the three months ended September 30, 2015, compared to $1,507,176 for the nine months ended September 30, 2014, reflecting a decrease of $1,471,685 primarily due to a decrease in the gain realized from the change in the fair value of derivative liabilities.

Dividends

During the three months ended September 30, 2015, we recorded contractual dividends in the amount of $37,765, which represented the value of the embedded conversion options associated with Series A Shares issued as quarterly dividends. During the three months ended September 30, 2015, we recorded a deemed dividend in the amount of $2,010,330 in order to accrete the Series A Shares up to their redemption value.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Overview

We reported a net income of $2,050,566 for the nine months ended September 30, 2015 as compared to the net loss of $2,281,287 for the nine months ended September 30, 2014. The improvement in net income of $4,331,853 is due to an increase in gross profit of $1,090,237, a decrease in operating expenses by $1,812,660 as well as an increase in other income, net of expenses, of $1,428,956.

Revenues

Sales for the nine months ended September 30, 2015 and 2014 were $4,582,017 and $3,712,240 respectively, reflecting an increase of $869,777 or 23%. Freedom sales increased by $704,097 or 56% from $1,261,915 to $1,966,012 for the nine months ended September 30, 2014 and 2015, respectively, primarily due to a contract with the United States Government. Enterphone (including MESH) sales for the nine months ended September 30, 2015 and 2014 of $1,834,529 and $1,580,307 respectively, reflecting an increase of $254,222 or 16%. Services revenues decreased by $88,542 or 10%, from $870,018 to $781,476 during the nine months ended September 30, 2014 and 2015, respectively.

Gross profit

Gross profit for the nine months ended September 30, 2015 and 2014 were $2,791,646 and $1,701,409, respectively, reflecting an increase of $1,090,237 or 64%. For the nine months ended September 30, 2015 and 2014, the cost of sales and services were $1,790,371 and $2,010,831 or 39% and 54% of sales, respectively. We have continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products. The cost of labor and travel incurred to generate our service division sales has also been reduced. Increased software sales with zero to minimal cost of sales also increase our gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 were $2,744,427 and $4,708,123 respectively, reflecting a decrease of $1,963,696 or 42%, primarily due to a decrease in stock based compensation expenses.

Research and development

Research and development costs for the nine months ended September 30, 2015 and 2014 were $632,614 and $481,578, respectively, reflecting an increase of $151,036 and 31%. Research and development costs have increased during 2015 as compared to 2014 due to the hiring of newly created technical support personnel.

Operating loss

Operating loss for the nine months ended September 30, 2015 was $585,395 as compared to $3,488,292 for the nine months ended September 30, 2014, an improvement of $2,902,897 or 83%, primarily due to the increase in gross profit and decrease in stock-based compensation described above.

Other income (expense)

Other income was $2,635,961 for the nine months ended September 30, 2015, compared to $1,207,005 for the nine months ended September 30, 2014, reflecting an increase of $1,428,956 primarily due to an increase in the gain realized from the change in the fair value of derivative liabilities.

Dividends

During the nine months ended September 30, 2015, we recorded contractual dividends in the amount of $82,414, which represented the value of the embedded conversion options associated with Series A Shares issued as quarterly dividends. During the nine months ended September 30, 2015, we recorded a deemed dividend in the amount of $2,010,330 in order to accrete the Series A Shares up to their redemption value.

The effect of inflation and changing prices has had a negligible effect on revenues and net income (loss) for the preceding three quarters.

Liquidity and Capital Resources

We had cash of $173,713 as of September 30, 2015 and negative working capital of $2,485,826. We had an accumulated deficit of $10,610,970 as of September 30, 2015 and reported an operating loss for the nine months ended September 30, 2015 of $585,395. Cash flows used in operating activities for the nine months ended September 30, 2015 were $166,785. We are subject to significant liquidity risk. These factors raise substantial doubt about our ability to continue operations as a going concern. At September 30, 2015, our current assets consist principally of cash, trade accounts receivables and inventory.

Based on our current financial position, including the potential issuance of a substantial amount of demand notes, we could be required to fund our operations on a month-to-month basis. While we believe that we can access sufficient working capital to maintain operations and ultimately generate positive cash flow from operations, the ability to continue operations is dependent upon raising addition capital and/or growing sales and achieving profits. Also, we will likely require additional funds to support the development and marketing of our new Freedom products. While we continue to actively seek new investors and customer relationships, there can be no assurance that we will be successful in obtaining sufficient working capital on terms that are acceptable or that actual results will not materially differ from expectations. If working capital becomes insufficient, we will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on our growth prospects, would render us unable to take advantage of future opportunities or respond to competitive pressures, and could result in our having to curtail operations. The management team will be working diligently to improve collection of accounts receivable and to reduce costs during the next several months.

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future and the financial statements do not include any adjustment that might result from the outcome of this uncertainty.

During the nine months ended September 30, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

During the nine months ended September 30, 2015 and 2014, we experienced negative cash flows from operating activities in the amounts of $166,785 and $1,707,676, respectively. The net cash used in operating activities for the nine months ended September 30, 2015 was primarily due to net income of $2,050,566 reduced by net non-cash expenses of $2,636,438 plus $419,087 of net cash generated from changes in the levels of operating assets and liabilities, primarily from an increase in the level of accounts payable. The net cash used in operating activities for the nine months ended September 30, 2014, was primarily due to cash used to fund the net loss of $2,281,287 and non- cash income of $1,203,575 (the change in the fair value of derivative liabilities), partially offset by non-cash expenses of $2,166,811, plus $389,625 of net cash used to fund changes in the levels of operating assets and liabilities, primarily from an increase in the level of accounts receivable.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2015 and 2014, $5,480 and $150,091, respectively, of cash was used to purchase property and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015 and 2014, $210,670 and $2,366,570, respectively, of cash was provided by financing activities. The net cash provided by financing activities for the nine months ended September 30, 2015, resulted from $234,000, $197,500 and $3,050 of proceeds from the issuance of preferred stock, convertible notes and common stock and warrants, respectively, partially offset by payment of $7,630 and $5,000 for capital leases and deferred financing costs, respectively. The net cash provided by financing activities for the nine months ended September 30, 2014, resulted from $2,366,570 of proceeds from the issuance of common stock and warrants.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015, except as disclosed below. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in stockholders’ equity. As of September 30, 2015 and December 31, 2014, in accordance with ASC 480-10-S99, since certain of our preferred shares contain redemption rights which are not solely within our control, these issuances of preferred stock have been presented as temporary equity.

Recent accounting pronouncements

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). Under ASU 2015-11 entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. We are currently evaluating the impact the adoption of ASU 2015-11 will have on our condensed consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We have not yet determined the effect of the adoption of this standard and its impact on our condensed consolidated financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our condensed consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not required to provide the information under this item.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It is management’s responsibility to establish and maintain adequate internal control over financial reporting for the Company.

Our management, including our principal executive, financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2015. Based on that evaluation, our principal executive, financial and accounting officer has concluded that as of September 30, 2015, our disclosure controls and procedures were not effective. The management team has decided to reassess and redesign our internal control system during the next several months.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in 1992. In 2013, COSO released an updated framework that becomes effective for year-ends beginning on or after December 15, 2014. Management is working to be compliant with the new framework in time for its annual assessment for the year ended December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management concluded that the Company’s internal control over financial reporting was not effective. The following are deficiencies and weakness that management is aware of:

a.	All employees have full access to inventories. Inventories are not adequately secured from employees who do not need access; however, cameras are on site to mitigate any risk of theft.
b.	The accounting department has unrestricted access to all modules of the general ledger, however, the Controller reviews the ledgers regularly.
c.	There is a material weakness for the accounting and disclosure for complex transactions and financial reporting.

Notwithstanding the existence of the deficiencies described above, our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. Management is addressing the deficiencies as resources permit.

During the quarter ended September 30, 2015, the Company’s Controller and Principal Accounting Officer, Shavi Morsara resigned. In the interim, we are supplementing our financial reporting staff with experienced consultants, including consultants with SEC, U.S. GAAP and complex transaction expertise. Other than this change, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2015 and December 31, 2014.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2015, the Company issued an aggregate 27.075 of Series A Shares to current holders of Series A Shares, representing quarterly dividends, convertible into 1,920,213 shares of common stock at a conversion rate of US$0.0141 per share, representing an aggregate value of US$27,075.

The issuance of the Series A Shares, as disclosed in this Item 2, were made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as applicable, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts related to compensation as provided under Rule 701.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2015, Scott Sieracki, the Company’s Interim Chief Executive Officer, was appointed the Company’s Principal Financial Officer and Principal Accounting Officer.

This quarterly report contains the revised condensed consolidated statement of operations for the three months ended September 30, 2014.  Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail.

On November 20, 2015, after consultation with the Company’s former independent registered public accounting firm, Dale Matheson Carr-Hilton Labonte LLP, the Board’s Audit Committee determined that the comparative financial statements for the three month period ended September 30, 2014 in the Company’s Form 10-Q for the quarter ended September 30, 2014 cannot be relied upon.  During the preparation of the Form 10-Q for the three and nine months ended September 30, 2015, the Company identified an issue with the condensed consolidated statement of operations for the three months ended September 30, 2014, because the amounts included in those results didn’t represent the difference between the results for the nine months ended September 30, 2014 and the six months ended June 30, 2014. There was no error in the accounting for the nine months ended September 30, 2014.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2015	VISCOUNT SYSTEMS, INC.
(Registrant)

By:	/s/ Scott Sieracki
Scott Sieracki
Interim Chief Executive Officer
Principal Executive, Financial and Accounting Officer