Form 10-K/A
period 2014-12-31
VISCOUNT SYSTEMS INC
filed 2016-02-03
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____to ______

Commission file number: 000-49746

VISCOUNT SYSTEMS, INC.
(Name of registrant as specified in its charter)

NEVADA	88-0498181
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4585 Tillicum Street, Burnaby, British Columbia, Canada	V5J 5K9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(604) 327-9446

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001
(Title of class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   [  ]  No  [ X ]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  [  ]  No  [ X ]

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State issuer’s revenues for its most recent fiscal year: $4,111,109 as at December 31, 2014 ($4,769,298 in Canadian dollars converted at an exchange rate of US$1.1601/CDN$ 1.000) .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,247,735 as at June 30, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 130,297,236 shares of common stock as at February 1, 2016.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A” or “Report”) to the Annual Report on Form 10-K of Viscount Systems, Inc. (the “Company” or “Viscount”) for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 26, 2015 (the “Original 10-K”) is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K. We are filing this Form 10-K/A to present the information required by Part III (Items 10-14) of Form 10-K as we did not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014.

As a result, Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated February 3, 2016.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the original filing. In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K, except as described herein.

Form 10-K/A

FORM 10-K/A

VISCOUNT SYSTEMS, INC.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our executive officers and directors as of February 1, 2016.

Name and Address	Age	Positions
Scott Sieracki	49	Chief Executive Officer
Ned L. Siegel	64	Chairman of the Board of Directors
Alexander Buehler	39	Director
Geoffrey Arens	50	Director
Jim Cacioppo	53	Director
Craig Nemiroff	44	Director

Scott Sieracki, Chief Executive Officer. Mr. Sieracki, was appointed the Company’s Interim Chief Executive Officer on July 16, 2015. Previously, Mr. Sieracki had been the Company’s Vice President of Sales since December 1, 2014. Prior to joining the Company, Mr. Sieracki worked as Vice President of Sales for IDV Solutions, Inc., an enterprise risk visualization company, from October 2012 to October 2014 and Vice President of Sales for Quantum Secure, Inc., a security and identity technology company, from September 2006 to September 2012. From November 2001 to August 2006, Mr. Sieracki served as Director of Sales North America for Software House, a Tyco International company, and from February 1997 to September 1999, Mr. Sieracki served as President and co-founder of Open Options, a provider of open architecture based access control systems.

Alexander Buehler, Director. Mr. Buehler has served as member of the Board since May 2014. Mr. Buehler also currently serves as the President & Chief Executive Officer of Energy Maintenance Services (EMS), a private equity-backed company focused on the construction, maintenance, monitoring, and automation of oil & gas pipelines throughout North America. Mr. Buehler previously served as the Chief Financial Officer of EMS upon joining the Company in July 2014. Prior to joining EMS, Mr. Buehler served as the Chief Financial Officer of Energy Recovery Inc. since May of 2011. Mr. Buehler is a highly impactful business executive with years of experience in general management and strategic planning as well as new product development, sales and marketing, corporate development, operations management, and manufacturing process optimization. Mr. Buehler also currently serves as a board member of Energy Recovery (NASDAQ:ERII) and as a director and Chair of the Audit Committee for Viscount Systems (OTCQB:VSYS).

Prior to Energy Recovery, Mr. Buehler spent seven years in executive leadership positions at Insituform Technologies, Inc., (now Aegion Corporation; NASDAQ: AEGN), a global, leading supplier of water infrastructure technology and services for municipalities and industry, including oil and gas. While at Insituform, Mr. Buehler held several executive-level positions in the U.S and abroad, most recently as Vice President of Europe, where he served as general manager with full P&L responsibility for all operations in Europe (spanning 23 countries through wholly-owned subsidiaries, joint ventures, licensees, and product sales) with consolidated revenue of over $200 million and a total of over 600 employees.

Prior to joining Insituform, Mr. Buehler worked for five years in the U.S. Army Corps of Engineers, where he served as project manager in the construction of basecamps to house U.S. peacekeepers in the Balkans. Mr. Buehler received a B.S. in Civil Engineering from the United States Military Academy at West Point and an M.B.A. in Finance from the Wharton School at the University of Pennsylvania. More recently, Mr. Buehler attended Director’s College at the Stanford Law School in preparation for board-level positions. Mr. Buehler was selected as a director principally because his leadership experience in the technology industry. Mr. Buehler also brings to his role as director extensive experience serving as a board and committee member of complex public companies.

Geoffrey Arens, Director. Mr. Arens, has served as member of the Board since December 2014. Mr. Arens has over 22 years of investment experience and is currently the Managing Partner and Founder of Dendera Capital LP, a New York-based hedge fund, a position which he has held since January 2011. Prior to that, Mr. Arens served as Managing Director for ING Capital LLC, where he ran the bank’s proprietary investing activities including its event-driven, Global Investment Strategies group. Mr. Arens previously served on the board of directors of California Coastal Communities, a residential land development and homebuilding company where he was Chair of the Compensation Committee and member of the Audit and Nomination Committees. Mr. Arens has also served on the board of directors of Cadiz Inc., a California-based water and agricultural resource where he was a member of the corporation’s Audit and Nomination Committees. Mr. Arens holds a Master of Business Administration from Columbia Business School, and a Bachelor of Arts from the University of Virginia.

Jim Cacioppo Director. Mr. Cacioppo was appointed to serve on the Board in August 2015. A Harvard Business School Graduate, Mr. Cacioppo has over 30 years of experience in the financial services industry. Mr. Cacioppo has served as co-founder, managing partner and portfolio manager of the investment advisory firm One East Capital Advisors since 2006. Prior to joining One East Capital Advisors, Mr. Cacioppo held senior management and research positions at Sandell Asset Management, a private alternative asset management firm specializing in global event-driven, multi-strategy investing. Before that, Mr. Cacioppo served as a senior vice president of Halcyon Management, a global investment firm, and co-head of the distressed debt investments group. Mr. Cacioppo also served as an investment banker at Smith Barney, Banker's Trust and Wasserstein Perella, and as a Senior Auditor at Dun and Bradstreet. Since 2014, he has served as director of Affinity Gaming, a casino operator. Also, from 2008 to 2012, Mr. Cacioppo was a member of the Board of Directors of Texas Petrochemicals, Inc., a chemical producer.

Craig Nemiroff, Director. Mr. Nemiroff was appointed to serve on the Board on November 24, 2015. Mr. Nemiroff has also served as an analyst at MAK Capital One, LLC a New York based hedge fund, since January 2016. Prior to joining MAK Capital One, LLC, Mr. Nemiroff served as a consultant to One East Partners from May 2015 to November 2015. Prior to that, Mr. Nemiroff worked as an analyst at One East Partners from January 2011 until May 2015. Mr. Nemiroff was selected as a director principally because of his expertise in financial analysis, strategy and business development. Mr. Nemiroff received a Juris Doctor degree from Yale Law School in 1996 and a Bachelor of Arts degree from Princeton University in 1993.

Ned L. Siegel, Director. Mr. Siegel has served as member of the board of directors of the Company (the “Board”) since April 2014. On February, 27, 2015, Mr. Siegel was unanimously elected as the new non-executive Chairman of the Board, replacing Mr. Raefield, who resigned as Chairman. Prior to his employment with the Company, Mr. Siegel was the U.S. Ambassador to the Commonwealth of the Bahamas from October 2007 to January 2009, a position that he was appointed to by then President George W. Bush. He was also appointed by President Bush to serve under Ambassador John R. Bolton at the United Nations in New York, serving as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. Prior to his Ambassadorship, Mr. Siegel was appointed to the board of directors of the Overseas Private Investment Corporation. In addition to his public service, Mr. Siegel has over 30 years of entrepreneurial experience. Since September 1997, Mr. Siegel has served as the Chairman of the board of directors The Siegel Group, a multi-disciplined international business management advisory firm specializing in infrastructure, real estate, ports, energy, financial, cyber security and physical security services. Mr. Siegel serves on the board of directors and advisory boards of numerous public and private companies as well as private equity groups. Mr. Siegel graduated Phi Beta Kappa from the University of Connecticut in 1973 and received a Juris Doctorate from the Dickinson School of Law in 1976. Mr. Siegel was selected as a director principally because of his experience in international business and relations. Mr. Siegel also brings to his role as director extensive leadership experience from serving on boards and committees of complex public companies.

Paul Goldenberg, Former Director. Paul Goldenberg served as member of the Board from October 2011until his resignation on May 4, 2015.

Les Fong, Former Principal Accounting Officer and Controller. Les Fong served as the Principal Accounting Officer and Controller of the Company from December 2005 until June 2015. On May 23, 2015, Les Fong announced his resignation as Principal Accounting Officer of the Company, which resignation became effective on June 12, 2015.

Shavi Morsara, Former Principal Accounting Officer and Controller. Mr. Morsara served as the Company’s Principal Account Officer and Controller from June 5, 2015 until his resignation on September 15, 2015

Dennis Raefield, Former Director. Mr. Raefield served as a director of the Company from November 2011 until his resignation on November 9, 2015.

Robert Liscouski, Former Director. Mr. Liscouski has served as member of the Board from September 2011 until his resignation on November 9, 2015.

George Birnbaum, Former Director. Mr. Birnbaum served as a director of the Company from May 4, 2015 until his resignation on November 9, 2015.

Mr. Nemiroff was appointed to the Board in connection with the financing consummated on November 24, 2105 and pursuant to an arrangement that gives holders of 50.1% of the Series B Demand Notes the right to appoint three (3) directors to the Board (to hold their positions until all amounts owed under the Series A Demand Notes and Series B Demand Notes are paid in full).

Mr. Arens and Mr. Cacioppo were appointed to the Board pursuant to an arrangement that gives the holders of Series A Preferred Stock the right to appoint two directors to the Board.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independence” as set forth in NI 58-101 and NP 58-201, which recommends that a majority of the board of directors be “independent”. In applying this definition, the Board considers all relationships of the directors of the Company, including business, family and other relationships. As of the date of this report, all of our directors are considered independent.

Board Committees

The Board has established an Audit Committee, a Compensation and Risk Committee, a Nominating Committee, and a Corporate Governance Committee. Each of the Audit Committee, Compensation and Risk Committee, Nominating Committee, and Corporate Governance Committee is responsible to the full Board. The functions performed by these committees are as follows:

Audit Committee. Pursuant to the British Columbia Instrument 51-509 Issuers Quoted in the U.S. Over-the Counter Markets and National Instrument 52-110 Audit Committees of the Canadian Securities Administrators, the Company is required to disclose annually in its Information Circular certain information concerning the constitution of its audit committee and its relationship with its independent auditor. The Audit Committee held 2 meetings during the most recently completed fiscal year.

The primary function of the Audit Committee is to assist the Board in fulfilling its financial oversight responsibilities by reviewing (a) the financial reports and other financial information provided by the Company to regulatory authorities and shareholders; (b) the systems for internal corporate controls which have been established by the Board and management; and (c) overseeing the Company’s financial reporting processes generally. In meeting these responsibilities the Committee monitors the financial reporting process and internal control system; reviews and appraises the work of external auditors and provides an avenue of communication between the external auditors, senior management and the Board. The Committee is also mandated to review and approve all material related party transactions.

The Audit Committee’s Charter

The Company adopted the charter for the Audit Committee on October 1, 2008.

Composition of the Audit Committee

The Audit Committee is comprised of Alexander J Buehler (chairman), Ned Siegel and Geoffrey W. Arens. All of the Audit Committee members are considered to be financially literate in that each member has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can presumably be expected to be raised by the Company’s financial statements. Alex Buehler is the “financial expert” of the Audit Committee.

Relevant Education and Experience

All members of the audit committee have an understanding of the accounting principles used by the Company to prepare financial statements.

Audit Committee Financial Expert

Alex Buehler is the Chair and the “financial expert” of the Audit Committee.

Audit Committee Oversight

Since the commencement of the Company’s most recently completed financial year, the Board has not failed to adopt a recommendation of the Audit Committee to nominate or compensate an external auditor.

Compensation and Risk Committee. The Compensation and Risk Committee reviews and approves the compensation of the Company's officers and reviews and administers the Company's stock option plans for employees. The Compensation and Risk Committee does not have a charter. The members of the Compensation and Risk Committee are Geoffrey Arens and James Cacioppo (chairman). A vacancy currently exists on the Compensation and Risk Committee. All members of the Compensation and Risk Committee are independent directors. All decisions regarding compensation are written and subject to approval by all directors. The Compensation and Risk Committee did not hold any meetings during the most recently completed financial year.

Nominating Committee. The Nominating Committee is charged with the responsibility of proposing potential director nominees to the Board of directors for consideration. The Nominating Committee utilizes a variety of sources to identify possible Director candidates, including Board member recommendations. In evaluating candidates to recommend to the Board, the Nominating Committee considers all factors, including, but not limited to, whether the candidate enhances the diversity of the Board. Such diversity includes professional background and capabilities, knowledge of specific industries and geographic experience, as well as the more traditional diversity concepts of race, gender and national origin. The attributes of the current directors and the needs of the Board and the Company are evaluated whenever a Board vacancy occurs, and the effectiveness of the nomination process, including whether that process enhances the Board’s diversity, is evaluated each time a candidate is considered. The Nominating Committee is also responsible for reviewing the qualifications of, and making recommendations to the Board for, Director nominations submitted by our shareholders. All director nominees are evaluated in the same manner by the Nominating Committee, without regard to the source of the nominee recommendation. The Nominating Committee does not have a charter at this time. Ned Siegel is currently the only member and the chairman of the Nominating Committee. Two vacancies currently exist on the Nominating Committee. The Nominating Committee did not hold any meetings during the most recently completed financial year.

Corporate Governance Committee. The Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies. The Corporate Governance Committee does not have a charter. Ned Siegel is currently the only member and the chairman of the Corporate Governance Committee. Two vacancies currently exists on the Corporate Governance Committee. The Corporate Governance Committee did not hold any meetings during the most recently completed financial year.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based solely on our review of forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, the following directors, officers and person beneficially owning greater than 10% of the company’s equity securities failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Paul Goldenberg failed to timely file his Form 4 in connection with the issuance of shares of common stock to him. Alexander Buehler failed to timely file his Form 3 is in connection with his appointment to the Board and his Form 4 in connection with the grant of stock options. Dennis Raefield failed to timely file his Form 4s in connection with the issuance of shares of common stock to him. Stephen Pineau failed to timely file his Form 4 in connection with the issuance of shares of common stock to him.

The number of Forms 3, 4 and 5 and the number of transactions that were not filed timely are as follows: Paul Goldenberg (1 form, 1 transaction); Alexander Buehler (1 form, 1 transaction); Dennis Raefield (2 forms, 2 transactions); and Stephen Pineau (1 form, 1 transaction).

Code of Ethics

We have not adopted a formal code of ethics as of the date of this report. We are currently in the process of adopting a Code of Ethics.

Item 11. Executive Compensation

The following table sets forth the compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2014 and 2013. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2014. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Stephen Pineau	2013	117,000	0	0	0	0	0	0	117,000

Former Chief Executive Officer, Chief Financial Officer and President (1)	2014	47,250	0	0	0	0	0	0	47,250

Dennis Raefield	2013	-	-	-	-	-	-	-	-

Director and Former Chief Executive Officer, President, Secretary and Chairman (2)	2014	164,184	0	33,333	810,233	0	0	189,358	1,197,098

Les Fong	20131	85,000	0	0	0	0	0	0	85,000

Former Principal Accounting Officer and Controller	2014	95,000	0	0	0	0	0	0	95,000

(1)

On March 31, 2002, the Company’s wholly owned subsidiary, Viscount Communication & Control Systems Inc. (“Viscount Communication”), entered into an employment agreement with Mr. Stephen Pineau, pursuant to which Mr. Pineau served as President and Chief Executive Officer of Viscount Communication. The agreement provides for a current annual base salary of $117,000. The initial term for Mr. Pineau’s agreement was one year with automatic renewal unless a minimum 30 days’ notice is given by Viscount Communication of its intentions not to renew the agreement.

(2)

On February 17, 2014, the Company entered into an employment agreement with Dennis Raefield, pursuant to which Mr. Raefield serves as President, Chief Executive Officer, Chairman, and Secretary of Viscount and Viscount Communication. The agreement provides for an initial annual salary of $175,000, an annual bonus of up to 50% of Mr. Raefield’s base salary, and stock options equal to 3.99% of Viscount’s issued and outstanding on a fully diluted basis. Mr. Raefield resigned from his position as Chairman of the Board on February 2015, and resigned from his position as Chief Executive Officer, President and Secretary of the Company on July 13, 2015.

Incentive Plan Awards

The Company has an Incentive Plan in place. However, there were no awards made under any incentive plan to the named executive officer’s during the Company’s most recently completed fiscal year. An “Incentive Plan” is a plan providing compensation that depends on achieving certain performance goals or similar conditions within a specified period.

Director Compensation

	Fees earned			Option
	or paid in cash	Stock awards	Bonus	Awards	All Other Compensation	Total
Name	($) (1)	($)	($)	($)	($) (2)	($)

Dennis Raefield	10,000	0	0	0	0	10,000
Robert Liscouski	10,000	0	0	0	54,445	64,445
Paul Goldenberg	10,000	0	0	0	54,445	64,445
Stephen Pineau	10,000	0	0	0	0	10,000
Alexander Buehler	10,000	0	0	0	25,004	35,004
Geoffrey Arens	10,000	0	0	0	20,259	30,359
Ned Siegel	10,000	0	0	0	55,769	65,769
Paul Brisgone	10,000	0	0	0	54,445	64,445

(1)    Directors of the Company are compensated $10,000 per year and all related travel expenses for services provided as a director or members of committees of the Board.

(2)    Compensation listed in this column includes mostly warrants issued to Board members in 2014, valued at the grant date using Binomial or Black Scholes Model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A Convertible Preferred Stock as of April 30, 2015 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table had sole voting and investment power with respect to the shares of common stock and Series A Convertible Preferred Stock set forth opposite such person’s name as of April 30, 2015. Percentage ownership of common stock is based on 126,047,236 shares of common stock outstanding on April 25, 2015 (plus 27,224,661 votes, which is the number of votes the holders of Series A Preferred Stock have) plus any shares that such person may receive upon exercise of options or warrants which were exercisable within 60 days of April 25, 2015. Percentage ownership of Series A Convertible Preferred Stock is based on 1,298 shares of Series A Convertible Preferred Stock outstanding as of April 30, 2015.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)	Percent of Common Stock	Series A Convertible Preferred Stock Beneficially Owned (3)	Percent of Preferred stock Beneficially Owned
Dennis Raefield	12,002,006 (4)	7.31%	-	-
Robert Liscouski	1,260,000	*%	-	-
Paul Goldenberg	635,000	*%	-	-
Alexander Buehler	250,000	*%	-	-
Geoffrey Arens	6,395,282 (5)	4.11%	204 (6)	15.72%
Ned L. Siegel	1,618,202	1.05%	-	-
Les Fong	3,000,000	1.92%	-	-
Jim Cacioppo	34,138,186 (7)	20.87%	932 (8)	71.83%
Directors and officers as a group (8 persons)	59,298,676	32.45%	1,136	87.55%

* Less than 1 percent.

(1)   Unless otherwise indicated, the address of each person is Viscount Systems, Inc., 4585 Tillicum Street, Burnaby, British Columbia, Canada, V5J 5K9.

(2)   Unless otherwise indicated, all ownership is direct beneficial ownership.

(3)   Each holder of Series A Convertible Preferred Stock listed in the table shall be entitled to vote along with the holders of common stock on any matter brought before holders of the Company’s common stock. Each holder shall be entitled to the number of votes for each share of Series A Preferred Stock owned at April 30, 2015 equal to the number of shares of common stock which such shares of Series A Convertible Preferred Stock are convertible into at such time. Accordingly, Mr. Arens has 3,016,116 votes for the 204 shares of Series A Preferred Stock that he holds at April 30, 2015, and Mr. Cacioppo has 21,199,154 votes for the 932 shares of Series A Preferred Stock that he holds at April 30, 2015.

(4) Represents (i) 1,055,556 shares of common stock held by Mr. Raefield; (ii) 9,161,450 shares of common stock issuable to Mr. Raefield upon exercise of stock options held by Mr. Raefield; and (iii) 1,785,000 shares of common stock issuable to Mr. Raefield upon exercise of warrants held by Mr. Raefield.

(5) Represents (i) 1,111,111 shares of restricted common stock held by Dendera Capital Fund LP (“Dendera”); (ii) 2,018,055 shares of common stock issuable to Dendera upon exercise of warrants held by Dendera; (iii) 3,016,116 shares of common stock issuable to Dendera upon conversion of 204 shares of Series A Preferred Stock held by Dendera; and (iv) 250,000 shares of common stock issuable to Mr. Arens upon exercise of warrants held by Mr. Arens. Mr. Arens is the Managing Partner of Dendera Capital Fund LP. Mr. Arens disclaims beneficial ownership of the securities held by Dendera Capital Fund LP, except to the extent of his pecuniary interest therein. The business address of Dendera Capital Fund LP is 1325 Avenue of the Americas, 8th Floor, New York, New York 10019.

(6)   The Company issued to Dendera 204 shares of Series A Convertible Preferred Stock on March 3, 2015. Mr. Arens disclaims beneficial ownership of the securities held by Dendera, except to the extent of his pecuniary interest therein.

(7)   Represents (i) 2,614,163 shares of restricted common stock held by OEP Opportunities, L.P. (“OEP”); (ii) 10,324,869 shares of common stock issuable to Mr. Cacioppo upon exercise of warrants held by Mr. Cacioppo; and (iii) an aggregate of 21,199,154 shares of common stock issuable to One East Partners Master LP (“OEPM”) and OEP upon conversion of 313 and 619 shares of Series A Preferred Stock held OEPM and OEP, respectively. Mr. Cacioppo is a principal of both of these entities. Mr. Cacioppo disclaims beneficial ownership of the securities held by both of these entities, except to the extent of his pecuniary interest therein. The business address of both One East Partners Master LP and OEP Opportunities, L.P is 1 East 57th Street, 10th Floor, New York, New York 10022.

(8)   Represents 313 shares of Series A Convertible Preferred Stock held by OEPM, and 619 shares of Series A Convertible Preferred Stock held by OEP. Mr. Cacioppo is a principal of both of these entities. Mr. Cacioppo disclaims beneficial ownership of the securities held by both of these entities, except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information as of the end of the fiscal year ended December 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options. Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plan [Excluding Securities Reflected in Column (a)] (c)
Equity Compensation Plans Approved by Security Holders	116,362,843	0.12	1,306,135
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total:	116,362,843	0.12	1,306,135

As of December 31, 2014, The Company issued 1,072.575 preferred shares with 23,719,967underlying common shares, 80,890,801 warrants with weighted average exercise price of $0.12, and 11,752,075 stock options with weighted average exercise price of $0.12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since the beginning of the Company’s last fiscal year or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 for (i) professional services rendered by the principal accountant, Dale Matheson Carr-Hilton Labonte LLP, for the audit of its annual financial and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (“Audit Related Fees”) (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”):

	Years ended December 31,
	2014	2013
Audit Fees	$100,000	$65,000
Audit Related Fees	-	-
Tax Fees	7,500	6,500
All Other Fees (1)	-	-
Total	$107,500	$71,500

(1)	Other Fees – These fees are for financial statement audits of acquired and targeted companies.

Reliance on Certain Exemptions

The Company has not relied on the exemptions contained in sections 2.4 or 8 of NI 52-110. Section 2.4 provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 permits a company to apply to a securities regulatory authority for an exemption from the requirements of NI 52-110, in whole or in part.

Pre-Approval Policies and Procedure for Audit Services

The Committee has not adopted specific policies and procedures for the engagement of non-audit services. Subject to the requirements of NI 52-110, the engagement of non-audit services is considered by the Board, and where applicable the audit committee, on a case-by-case basis. 100% of services under tax fees were approved by the audit committee.

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits:

Exhibit No.	Description of Exhibit	Manner of Filing

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer	Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2016.

VISCOUNT SYSTEMS, INC.

By: /s/	Scott Sieracki
Name:	Scott Sieracki
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Scott Sieracki	Chief Executive Officer	February 3, 2016
	Scott Sieracki	(Principal Executive, Financial and
Accounting Officer)

By:	/s/ Ned L. Siegel	Director and Non-Executive	February 3, 2016
	Ned L. Siegel	Chairman of the Board

By:	/s/ Craig Nemiroff	Director	February 3, 2016
Craig Nemiroff

By:	/s/ Jim Cacioppo	Director	February 3, 2016
Jim Cacioppo

By:	/s/ Alexander Buehler	Director	February 3, 2016
Alexander Buehler

By:	/s/ Geoffrey Arens	Director	February 3, 2016
Geoffrey Arens