Form 10-K
period 2015-12-31
VISCOUNT SYSTEMS INC
filed 2016-04-14
CIK 1158387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-49746

VISCOUNT SYSTEMS, INC.

(Name of registrant as specified in its charter)

NEVADA	88-0498181
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4585 Tillicum Street, Burnaby, British Columbia, Canada	V5J 5K9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 327-9446

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, Par value $0.001
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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State issuer’s revenues for its most recent fiscal year: US $4,799,516 as at December 31, 2015 ($6,137,488 in Canadian dollars converted at an exchange rate of US$0.7820/CDN$1.000).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: US $2,983,806 as at June 30, 2015.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 130,297,236 shares of common stock as at April 11, 2016. This number includes 4,250,000 restricted common shares the Company issued to its board members during the year of 2015.

Viscount Systems, Inc.

Form 10-K

FORM 10-K

VISCOUNT SYSTEMS, INC.

PART I.

Forward-Looking Statements

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS “BELIEVES”, “EXPECTS”, “INTENDS”, “PROJECTS”, “ESTIMATES”, “PLANS”, “MAY INCREASE” AND SIMILAR EXPRESSIONS OF FUTURE OR CONDITIONAL VERBS SUCH AS “SHOULD”, “WOULD”, “MAY” AND “COULD” ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING “RISK FACTORS.” ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2015. AS USED HEREIN, THE “COMPANY,” “VISCOUNT,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO VISCOUNT SYSTEMS, INC.

Currency of Financial Information and Exchange Rate Table

The Company maintains its books of account in Canadian dollars and references to dollar amounts herein are to the lawful currency of Canada unless otherwise indicated.

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of U.S. dollars per one (1) Canadian dollar. The high and low exchange rates for each month during the year of 2015 were as follows:

	High ($)	Low ($)
January	0.8527	0.7863
February	0.8063	0.7915
March	0.8039	0.7811
April	0.8365	0.7929
May	0.8368	0.8010
June	0.8191	0.7968
July	0.7958	0.7657
August	0.7708	0.7517
September	0.7606	0.7455
October	0.7750	0.7552
November	0.7637	0.7485
December	0.7485	0.7148

The following table sets out the exchange rate information as of and for each of the years ended December 31, 2015 and 2014.

	2015 $	2014 $
Rate at end of Period	0.7225	0.8620
Average Rate during Period	0.7820	0.9054
Low	0.7148	0.8568
High	0.8527	0.9444

Item 1. BUSINESS

GENERAL

Viscount Systems, Inc. is a manufacturer of physical access control systems (“PACS” or “Freedom PACS”) and telephone entry products, which protect buildings from unauthorized access. The business consists of three segments.

The newest and fastest growing segment, started in 2011, is our Freedom PACS solution (“Freedom”). This enterprise-wide access control system secures and controls ingress and egress points including doors, elevators, turnstiles, mantraps, vehicle barriers, gates and garage doors throughout an end user’s building, facility or campus and prevents the entry of persons unknown or staff attempting to gain access to ingress/egress points at the wrong time or day. This product segment has experienced significant growth since inception with the highest gross margin of all the Company’s segments. It is the focus of the largest percentage of the Company’s spending and efforts.

The legacy business, existing since 1969, focusing on products and services for high rise residential and office buildings, generally described as telephone entry, such as Enterphone. Enterphone is used to provide intercom and access control functions in buildings. These products allow visitors to contact tenants or offices via a lobby telephone entry device to request and be granted entry. The Company has various premier brands in this marketplace, the high end product is called MESH and enables a touchscreen user interface experience as well as lower cost products that are sold through dealers and distributors throughout Canada and the United States. The telephone entry business received some reinvestment in 2015 to develop new products helping to regain market share. The most recent addition to the family of telephone entry products was “Enterphone iQ” launched in mid-year 2015.

The third segment of the Viscount business is a service division that provides coverage to the Province of British Columbia (the “Service Division”). The primary revenue source for the Service Division is derived from 1,134 maintenance agreements supporting Enterphone, EPX and other systems. These maintenance customers are billed on a monthly basis, as well as Time and Material (“T&M”) billings for additional services and installation projects.

BUSINESS OVERVIEW

The Company has been designing, manufacturing and servicing access control and security products, including telephone entry, intercom and physical access control systems and emergency communications systems since 1969. With the release of MESH in 2003 and then the Freedom PACS in 2011 the Company has been migrating away from telecommunications-based systems to large enterprise IP based building access systems. Through this transition, the Company is transitioning from a hardware centric business model to software centric model. To this end, the Company is investing heavily in mobile, cloud and cyber secured software based applications for the Freedom platform and developing a go to market strategy to further develop its share in U.S. federal government (“Federal”) market space and the commercial marketplace for the Freedom PACS. To support its investments, the Company has filed several patents since 2010, with a total of four patents granted and approximately 60 patent applications pending.

Freedom is a new building security technology that does not include an embedded decision-making software and hardware platform. Traditional systems use distributed controllers that have a capacity to control from 1 to 32 door access points per controller. Each controller has embedded software to create door open commands and other access control decision which reside on the microchip inside the controller. This poses several problems. One is security risk due to physical access to the controller and its installation location throughout a facility that poses risk of compromising the information within the controller. These controllers are proprietary in design and do not have enterprise level security, meaning they cannot be directly protected by the same cyber security programs that an information technology team (“ITT”) department uses to secure and protect other conventional software based applications. The second drawback of traditional control panel based systems is the need to upgrade them as they age and technology advances. These control panels require firmware updates when there are changes made to the upstream software. Freedom represents a departure from traditional physical access control systems. Instead, with Freedom, security decisions are performed in the software which is located on the customer’s dedicated or virtualized servers or in their Internet cloud (the “cloud”), thereby dramatically simplifying the architecture of systems. The hardware piece of Freedom is the Freedom IP encryption bridge, which is considerably less expensive than traditional PACS hardware. Each bridge includes circuitry to control locks and monitor alarms and is connected to the network similarly to any other network device such as voice over IP phone (“VoIP”) system, printer or computer. Having access control software residing on the server allows ITT to manage door access as easily as they would manage a printer on the network or a VoIP phone. Risk of compromising the access codes is reduced dramatically by having access software behind server enterprise level firewall and protected by the end users cyber security best practices. Unlike conventional systems, there is no need to upgrade the hardware or attend to the facility in order to make changes. All changes and upgrades can be made in the Freedom software centrally located on the server and managed by ITT. This significantly reduces the lifetime ownership cost of the system, improves the cyber security position of the end user and better future proofs the investment.

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

Freedom was released in 2011 and represents the primary focus for the future, IP-based building security systems. Viscount has also expanded the capabilities of Freedom to focus on Federal opportunities by making Freedom FIPS 201 compliant (as more fully described below) and is now upgrading Freedom further to expand into mobile applications and the cloud.

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

Freedom and MESH mark a very different business model from the traditional approach. The building control and security industry has traditionally been highly segmented based on specific functions designed into proprietary electronic hardware. This has meant that makers of heating/ventilation and air-conditioning systems and security card access systems essentially manufacture input/output systems, while intercom makers manufacture voice systems, and security camera makers manufacture closed-circuit video systems. Stated otherwise, audio, video, environment and access control systems are traditionally all separate building control systems that are independently controlled, installed, and maintained. There has been strong convergence of technologies in the computer and telephone-related industries based on digital standards; however, the building control industry has not as yet undergone a similar convergence of technologies. Traditionally, where systems need to be compatible, the industry has relied on integration. Integration is the use of a host computer and custom software to tie separate and distinct systems, typically from different manufacturers, together on a common software platform. However, because Freedom and MESH are based on a single software platform and database architecture, different systems such as intercom and building security can be run as a single platform. Furthermore, with Viscount’s new Active Directory platform (as described below), logical and physical security can run as a unified platform that creates much more secure and flexible systems that comport with the integration model.

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

Access Control Systems Technology

The enterprise access control industry has traditionally used a communication technology known as Wiegand. Most of the world’s installed access systems are based on Wiegand technology. This also includes most smart card and biometric systems since these devices typically must be converted to some form of Wiegand to be processed on control panels. Today, these systems are commonly found in residential, commercial and industrial buildings in the form of access control cards and card readers. Wiegand was initially developed in 1970 by Sensor Engineering as an access card technology. The card technology used a special patented process whereby wires are imbedded in a plastic access card to encode its data. This data format became a standard for other readers including Radio Frequency Identification Devices (“RFID”). Most access control readers are connected to control panels. Each panel holds a card database and software that creates door unlock and alarm decisions. Panels are typically networked using RS 485, CANBUS or a similar technology. A host controller is programmed to receive information from the card reader in order to permit access to a building.

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

There are numerous limitations with the older technology. Systems are proprietary and expensive. In many ways physical and logical access control are identical, but the existence of control hardware has precluded proper unification and convergence for the physical access control industry. New concerns about the vulnerabilities of control panels to cyber-attack are prompting some end users to look at alternatives.

Compliance driven change

The Company is participating in this advance in the access control industry with its proprietary MESH and Freedom intelligent access control and communication technology systems. Viscount believes the answer to the issues with the traditional access control model is the Freedom software application-based approach. After September 11, 2001, the US Department of Homeland Security was created. An evaluation under the Federal Information Processing Standards (“FIPS”) concluded that control panels and cards were not secure. With it came FIPS 201, an expansion of processes and regulations designed to update security. An expanded standard, “FIPS-201-2,” is now in active drafting by FIPS for future implementation. These regulations state that the vast majority of the existing access control infrastructure needs to be replaced or upgraded. This presents an enormous opportunity for new lower-cost and more conformant technologies such as Freedom.

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

The Enterphone EPX system is sold as a central control unit which is installed in a building’s telephone control room. The EPX connects an intercom panel located at an entrance to the building with the telephone of building tenants. A visitor wishing to gain access to the building dials a one to four digit number at the entrance panel. The call is directed from the entrance panel, through the EPX system and up to the tenant’s telephone. The tenant hears a unique ring and can unlock the entrance door by pressing a number on the telephone’s numeric key-pad. EPX can process connections to as many as 840 suites.

The Company also manufactures electronic entry access panels that can operate using either the EPX system or dial-up telephone company lines. The Company’s panels are manufactured in various sizes and with various features in order to accommodate varying purposes and building types. For example, the Company manufactures panels that provide intercom and access control from one suite to unlimited number of suits; or panels that provide on-screen name search capabilities; or panels that are streamlined in shape or small in size. All panels that the Company manufactures incorporate the Enterphone technology; however, most panels can also be installed to use telephone company lines.

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

Enterphone iQ

In early 2015, Viscount completed a new product line, offering a mid-ranged solution based on our MESH technology. This LCD color video screen, housed in a smaller footprint at considerable cost savings, is intended to offer Viscount’s high-quality telephone entry system at a price comparable to our competitors’ black and white, LCD, two to four line display. We expect considerable sales growth with this product, capturing a price point for which Viscount had no offering previously. This introduction reflects a re-commitment to the telephone entry market that had previously been allowed to age in its technology.

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

MESH intercoms use a regular computer motherboard and off-the-shelf computer accessories such as touch screens to create computerized building intercom systems and building directories. MESH touch panels are intercom accessories for the MESH access control and facility management system. MESH panels can be surface- or flush- mounted. MESH allows building tenants to communicate with visitors and grant or deny entry. Units can display residential or commercial building directory listings with a building-specific screen saver. Options include built-in cameras, card access, and elevator control, and internal heater for extremely cold climates. Multiple panels can be connected on a shared database or to central MESH servers for complete card access and facility management. MESH comes in 15, 19 or 32 inch screen sizes with or without touch screens, black powder coated or stainless steel, available as wall mounted panels or floor mounted kiosks.

MESH panels, located at entrance doors for visitor access, can operate independently or as a client of the MESH server. The basic MESH panel that the Company has commercially released is a full color screen industrial computer. The MESH panels may be located at entrance doors for visitor access or can be on-site managed by security guards as they manage the MESH network. The host/client architecture of MESH panels reduces cost, simplifies programming, and improves data base management.

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

MESH has many additional benefits, both in terms of building security and particularly relative to the legacy Wiegand technology.

MESH is a modular product, meaning that the software can accommodate add-on features or upgraded features. The Company has developed various modules for its MESH technology and intends to develop further modules which will be released in a series of phases. Some of these product enhancement modules are described below:

●	The MESH server provides new opportunities to host video on the unified platform with voice and data.

●	The nature of the MESH server makes MESH telephony products inherently Internet-enabled. Future MESH appliances may include the MESH television line, which allows residents to view visitors at the door. MESH panels may be able to connect to web-enabled set-top boxes being promoted as part of the web TV market.

●	The distributed intelligence of MESH makes the product suited to the growing emergency call/nurse call industry.

●	MESH networks are built on a proprietary architecture platform which is functional to integrate with any existing automation network.

Freedom

Freedom is the new internet technology (“IT”) platform developed and released by the Company during the last quarter of 2010. This IT platform can turn any card reader into an internet protocol (“IP”) device by connecting the Freedom IP device with built-in input/output to a Power-Over-Ethernet (“POE”) switch and then every card usage is processed on a redundant MESH server either in a customer’s building or any remote site. Freedom is designed as a highly secure, scalable software solution to ensure that stringent access control is maintained in homeland security applications. The ability to unify physical/logical operations, leverage existing IT infrastructure and ensure high levels of compliance with government regulations enables Freedom to provide significant benefit to integration partners and end customers.

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

Freedom Access Control has been selected as the Best Integrated System for HSPD-12/FIPS-201 in the Government Security News (“GSN”) 2015 Homeland Security Awards.

The GSN Homeland Security Awards honor distinguished vendors of IT and physical security products and solutions, and recognizes federal, state, county and municipal government and law enforcement agencies that implement unique solutions to help mitigate security threats. Now in its seventh year, the awards program highlights innovative technologies, solutions and programs throughout the homeland security market.

The win marks Viscount’s second consecutive Homeland Security Award recognition from the publication, having received honors for Best Platform for Physical/Logical Access in 2014. Viscount’s Freedom access control solution was selected as an award winner based on its IT-centric architecture, which is designed to integrate physical and logical access control functions in government installations. Freedom is currently being leveraged in a wide variety of government applications, including multiple United States Citizenship and Immigration Service locations.

Liberty

Liberty was a derivation of the Freedom PACS initially intended to address the smaller sized system access control market, and was to be sold exclusively through security distribution channels. Liberty was initially launched in the fourth quarter of 2013 but has since been discontinued as the resources required to effectively support the product through distribution was deemed no longer financially and operationally feasible by senior leadership.

OTHER SERVICES

In addition to sales of the Enterphone, MESH, and Freedom, the Company also services approximately 1,134 existing Enterphone installations within Western Canada.

PRODUCTION

Viscount has facilities for circuit board manufacture and mechanical assembly. The Company uses a range of processes to produce its products. The Company maintains full facilities to assemble through-hole circuit boards and limited facilities for assembling surface-mount circuits. The Company has a policy of supporting old products as long as parts are available for servicing and replacement. We have designed EPX to be backwards compatible with the Viscount Legacy products to improve the longevity and serviceability of both products. Freedom, MESH and EPX are manufactured using surface-mount technology so are outsourced with final assembly and software installed at Viscount. This includes all Freedom IP encryption bridges.

Our principal suppliers of card readers are HID Global Corporation and Veridt, Inc.

The MESH and Freedom software platforms are loaded on standard industrial computer chassis. The Company is not developing hardware internally for MESH or Freedom since the required hardware controllers are commercially available at quality and price levels that makes internal development uneconomical. In addition, by using commercially available off the shelf (“COTS”) components, the Company improves time to market, eliminates hardware debugging and increases the Company’s ability to be technologically flexible in the future. The Company is primarily executing final mechanical assembly of the MESH and Freedom systems.

RESEARCH AND DEVELOPMENT

Research and development continues to be focused on enhancing the Freedom/MESH product line. A number of these enhancements were identified in the “MESH and Freedom Access Control Systems”, “Freedom” and “Other Services” section of this document. Specific custom Freedom/MESH applications are being considered, evaluated and implemented. An example of this process is the Freedom active directory (“AD”) integration which enables the Freedom PACS to use an end users AD environment for authenticating a system user logon to Freedom. Freedom can also utilize an end user AD environment for automated physical access control door assignments by referencing specific information assigned to an identity or person in the AD environment which is then correlated by Freedom to make access control door privilege assignments. The end result is that an end user no longer has to double enter data in to Freedom and is also insured that Freedom is making access control decisions based upon the most current existence of a person in AD. Expenditures in connection with research and development for the years ended December 31, 2015 and 2014 were $885,592 and $703,288 respectively. The research and development (“R&D”) expenditures are eligible for partial Canada Revenue Agency SR&ED tax incentive treatment.

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

Freedom market:

Freedom moves Viscount into an entirely new market of door security for enterprise clients. This market has been estimated at $1.2 billion for access control manufacturers (and approximately $5-10 billion for end users) according to the Freeman Report, and includes a range of technologies for securing facilities, including both RFID and biometrics. The access control market can generally be described as the market for any equipment used to control passage through a door, gate, parking garage, or other portal. A portion of this market is comprised of mechanical and electronic door locks that typically control access through single doors. Many of the single door systems have been engineered for low security levels for customers who do not desire a full access control host. The access control market that the Company competes in involves computerized access control systems that typically control access through multiple access points.

The physical access control industry was once highly fragmented, but through a process of consolidation, has come to be generally dominated by a number of multi-nationals, listed below. Physical access control typically involves two groups – the electronic reader suppliers (RFID readers, biometrics) and the control panel suppliers. The control panel suppliers are typically the top of the food chain and resell electronic reader devices as part of the control panel platform. This is the core segment in which Viscount competes. The electronic reader part of this industry grew out of old-fashioned door locks. The most common companies are ASSA ABLOY Group (“ASSA ABLOY”) and Stanley Industrial. ASSA ABLOY has been the most aggressive over the years and is now fairly dominant in the area of door control and “entrance systems.” Key acquisitions by ASSA ABLOY included HID Global Corporation (in 2000), which is a leading provider of access control cards and electronic readers. ASSA ABLOY has made over 20 acquisitions in the space and has almost 40,000 employees worldwide.

Access control doors require software and hardware to operate. There are specialized companies in this segment, but most are now part of massive conglomerates that provide a broad range of related industrial products. Major players include Lenel, which is part of United Technologies Corporation (NYSE: UTX), Software House, which is part of Tyco International (NYSE: TYC), Honeywell (NYSE: HON), Schneider Electric (SU:EN Paris), Johnson Controls (NYSE: JCI), Cisco (NASDAQ: CSCO), Stanley Industrial and ASSA ABLOY.

Not only does a Freedom like unified system represent a viable adjacent market opportunity that is large enough to be of interest, it may in fact become critical that these companies move in the direction of Freedom. The logic is simple: if Freedom can apply logical security rules to physical access, it can also apply physical security rules to logical access. As unified platforms become the trend, any of the large identity management companies will be at a severe disadvantage if they don’t enter the market to address the physical and door control side of security.

INTRUSION DETECTION SYSTEM INTEGRATION

The most clearly focused player so far in combining logical and physical access is Microsoft, which is now in a position to combine the most popular enterprise user-management tool, Active Directory, with the cloud (referred to as “Azure” by Microsoft) to provide a solution for both logical and physical access control with one infrastructure using Freedom.

Viscount is actively pursuing solutions to integrate with intrusion detection systems such as DMP and DSC. The goal is to design a unified Freedom interface that provides authentication, administration, configuration and monitoring functionalities that satisfy both access control and intrusion detection industries. The ability to activate and monitor external alarms systems and to share Freedom administrative roles and policies with IDS systems are the major themes of this endeavor.

Ongoing research and development effort has been invested in Enterprise Video System integration. Due to the diversity of Video Systems in the market, Viscount is closely working with industry experts to build a platform that can integrate with most IP based DVR systems in a unified fashion. The goal is to be able to use any DVR systems of the customers’ choosing without investing heavily in proprietary software interface. At the same time, Viscount is developing and improving its’ web based monitoring system that combines Access Control, Video and of course intrusion detection into one integrated application. Viscount carefully follows industry design guidelines in order to optimize user experience.

CYBER SECURITY

Cyber Security standards are becoming more rigorous and demanding each year and the guideline and requirements are continuously being affected and adjusted by the number of cyber security breaches that are taking place throughout the world. In light of this, Viscount is investing in a next generation cryptology hardware for the Freedom Bridge product as described below. This new design if developed, will guarantee high assurance data encryption and efficient operation throughput of the entire architecture of the Freedom PACS.

OSDP

OSDP (Open Supervised Device Protocol) is an emerging standard for Access Control Readers. With Viscount’s RS485 equipped FB-10 Freedom Bridge, Freedom server is able to manage OSDP readers on TCP/IP networks. This new generation of readers offer more high-end hardware choices to users, especially in Federal space. Efforts have been made to evaluate OSDP readers from different manufacturers. Software drivers are being developed to work with OSDP protocol. FIPS support is also within the scope of this development.

Freedom-Active Directory development in Viscount has gone through a number of revisions in the last few years. Freedom is enhancing its Access Control model to combine the best of both role based access control (“RBAC”) and attribute based access control (“ABAC”) which are used to regulate an individual’s access to the network or to perform specific tasks such as view, create, modify within applications. Freedom is leveraging these same logical access control models in order to map with Active Directory groups and directories. Because of this very tight link to Active Directory’s architecture, Viscount’s strength in the Enterprise IT space has gained considerable momentum and is peaking the interest of a few very large IT security and cyber security partners.

Distribution Plan

The Company currently has approximately 450 dealers for its existing products throughout North America and 70 certified integrators for its Freedom product line. The Company’s distribution network is not static, and the Company is constantly seeking additional go to market partners, resellers, distributors and alliances.

As previously noted, MESH can serve several different markets and the type of dealer serving each may vary. Simple installations may be performed by small independent dealers, but as the overall scope of the project increases, the technical ability of the dealer becomes increasingly important. At the extreme, employees may be directly involved with the customer in designing, installing and servicing the product. In other cases, personnel may be involved on a co-op basis with large national security, building automation and heating/ventilation and air-conditioning contractors.

During the past year, the Company has continued to target its existing markets as well as targeting the Federal and large corporate end users for the sale of Freedom technology. The Company is concentrating on North America for the Freedom product at this time. First-line installation and technical support are provided by our dealers and certified integrators to the end users.

Marketing Strategy

The Company has been using its established distribution channels, as well as new distribution channels, to access its target markets for the MESH, Freedom, and Liberty technology. As a unique technology, however, end-users as well as dealers must be educated about Freedom’s benefits and capabilities. It is the Company’s experience that a stronger initial emphasis on influencing end-user decision-makers and large national system integrators will be the most effective in developing the Freedom market. The Company sells through authorized dealers, integrators, value-added-resellers, and distributors and does not typically sell directly to end users.

Webinars

Viscount has continued to concentrate on webinars to educate the industry about Freedom. The response has been excellent with audiences as large as several hundred registered attendees per webinar.

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

Trade Shows

During 2015, the Company continued participating in tradeshows to increase the awareness of MESH and Freedom. During 2016, we will continue to attend tradeshows to enhance the exposure for MESH/Enterphone, and Freedom products.

Direct Marketing

The Company continued educating customers about Freedom technology by holding Freedom and Liberty training seminars throughout the U.S. and at our head office via the internet.

Pricing Strategy

The Freedom technology is built on an architecture which can reduce user costs significantly. The modular nature of the technology amplifies this effect the larger the system becomes. The Company has continued to actively pursue a pricing model based on substantive margins, but at a price point that can promote market disruption. Viscount has a view to creating a recurring revenue model for its software licensing through a subscription license approach as well as cloud sources. The access control industry is fragmented with a wide variation on pricing depending on the size of system and supplier. Additionally in 2015 Viscount focused on a concerted effort to promote and sell a Freedom CUBE concept which prepackages a reduced reader license version of the Freedom software on to PC appliance. The Freedom CUBE has gained an increasing level of adoption as it enable Viscount’s Freedom dealers to sell a very easy to install configure system at a very competitive price point. The Freedom CUBE also enables Viscount to compete for all system sizes and has provided a very strategic replacement for the former Liberty access control system.

The Company believes that it has a unique product and a position of product leadership that will support its strategy of building market share. With the telephonic component, the Company has been targeting a price which provides MESH panels at a price that is competitive with similar products, but with newer enhanced features.

COMPETITION

Competitive Summary

The security and building control industry is undergoing a rapid period of consolidation. Large multi-national companies are integrating vertically by acquiring equipment providers to build house brands. This began with the purchase of Cardkey Systems Inc. by Johnson Controls Inc., Guard-All Electronic Security Systems, Inc. by Chubb Fire and Security and ADI/Northern Computers by Honeywell International, Inc. More recent acquisitions include the purchase of Kantech and Software House by Tyco Electronics and the purchase of Lenel and GE Security by United Technologies. The access control industry is segmented with no company having a dominant market position. Canada has approximately six access control product manufacturers, while the U.S. has at least fifty. There is a certain amount of vertical integration in the business, and several large multinational companies possess their own house brands. Many branches of these multinational companies often have their own brand preferences and buy outside their internal distribution channels.

Almost all manufacturers build control hosts based on Wiegand technology or smart card technology that converts data to Wiegand. Due to these limitations, most research and development is focused on reducing hardware costs and making the control hosts more network capable. In most cases, the manufacturers using traditional Wiegand technology are limited from 1 to 8 doors per control host.

Competitive Threats

The Company has a strong dealer and distribution plan in place, and Freedom has positioned the Company in a market dominated by much larger players. The higher security Freedom applications are also somewhat outside of the traditional scope of business, and therefore the Company is rapidly trying to develop a market for Freedom, and in the process, educating users of Freedom through training seminars. The Company believes that marketing strategies and training seminars will provide benefits that will help it achieve market share that will allow it to remain competitive. There is no guarantee that the Company will be able to successfully compete against its larger competitors.

While Freedom is still a new product in an established growing market, technological change can be met with resistance. Some buyers are nervous about new products and new protocols even more so. Most buyers are familiar with the benefits of IP-based cameras and the Company has marketed Freedom from this point of view; that is, to stress the inevitability of all access control systems evolving this way.

A key concern is the ability of competitors to imitate the product and the ability of large imitators to more easily commercialize their product. The Company’s senior management, having prior experience working for the Company’s larger competitors, have estimated that the Company still has a three-year market lead based on the research and development schedules of such competitors. The Company believes the wide range of Freedom software applications should provide the Company with an ongoing lead, as long as it is aggressive with research and development.

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

GOVERNMENT REGULATIONS

There are a number of regulatory and related issues that affect Viscount’s business. In order to comply with Sarbanes-Oxley Act of 2002 (“SOX”) and other rules and regulations, every large public corporate entity is required to have adequate security measures in place for the purpose of protecting IT data from tampering by unauthorized personnel. A component of this includes properly securing physical facilities as well as IT networks. Unfortunately, since control panels typically use a separate security database from IT, it is very difficult to relate usage of the systems for the purposes of audit and compliance. With the Freedom unified platform using Active Directory, audits and compliance issues are simplified using a single set of IT logs.

For Federal facilities, Viscount must conform to FIPS-201 and other federal requirements. A newer standard of FIPS 201-2 is under final discussion, and a release is expected shortly. The new regulations positively impact Viscount through our ability to perform traditional hardware functions with software and may negatively impact existing suppliers since their existing technology and hardware is non-conformant.

The Enterphone is an interposition technology which, in the U.S., can only be installed where the local public service commission has designated the original point of entry of a building as the demarcation point between the telephone company and the building owner’s responsibility.

SOURCES OF REVENUES

The majority of the Company’s revenues were derived from the MESH/Enterphone and Freedom product lines. In 2015, MESH/Enterphone sales represented 38.6% of total revenue, while Freedom product sales represented 44.1% of total revenue. The balance of the Company’s revenue was derived from service agreements and other products such as access tracking and control, closed-circuit video, infrared and radio frequency remotes.

EMPLOYEES

Viscount employs 36 staff members at its production facility and corporate headquarters located in Burnaby, British Columbia, Canada, as well as sales and support personnel in the United States.

Members of Management are as follows:

Scott Sieracki, Interim Chief Executive Officer. Mr. Sieracki, was appointed the Company’s Interim Chief Executive Officer on July 16, 2015. Previously, Mr. Sieracki had been the Company’s Vice President of Sales since December 1, 2014. Prior to joining the Company, Mr. Sieracki worked as Vice President of Sales for IDV Solutions, Inc., an enterprise risk visualization company, from October 2012 to October 2014 and Vice President of Sales for Quantum Secure, Inc. part of HID Global, a security and identity technology company, from September 2006 to September 2012. From November 2001 to August 2006, Mr. Sieracki served as Director of Sales North America for Software House, a Tyco International company, and from February 1997 to September 1999, Mr. Sieracki served as President and co-founder of Open Options, a provider of open architecture based access control systems.

Zhi Yuan (Yvonne) Zheng, Principal Financial Officer. On January 18, 2016, the Company appointed Ms. Zheng, who has been the Company’s Internal Controller since September 2015, its Principal Financial Officer pursuant to an employment agreement, dated January 18, 2016, between Ms. Zheng and the Company.

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

The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. PROPERTIES

PROPERTY

The Company’s executive office and central factory is located in Burnaby, British Columbia, where the Company currently leases 12,040 square feet. The Company leases this space under an industry standard operating lease with a term expiring May 31, 2017, renewable at the option of Viscount. Current monthly lease obligations are $12,129, including maintenance and insurance. The Company believes that its current facilities are adequate and are suitable for its current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. The Company’s facilities are adequately insured against perils in a manner consistent with industry practice. The Company’s current location is the location for its manufacturing and service divisions.

Item 3. LEGAL PROCEEDINGS

Viscount filed a Notice of Civil Claim in the Supreme Court of British Columbia against Stephen Pineau, its former President, CEO and director on November 19, 2014 alleging that during the term of his employment, Mr. Pineau had misappropriated certain company funds. The Company sought damages for breach of contract and fiduciary duty, equitable relief, including restitution and recovery of company funds owed, special, aggravated and punitive damages, as well as interest and costs, including special costs. Mr. Pineau denied these allegations, and on January 2, 2015, filed a counterclaim alleging that the Company owed him compensation for wrongful termination, bad faith damages, compensation he claimed he is owed by the Company, unpaid director’s fees and expenses. Viscount denied these allegations and asserted that Mr. Pineau’s termination, while initially without cause, was changed for cause post-termination once the Company discovered evidence of Mr. Pineau’s alleged misappropriation.

As of December 31, 2015, the Company and its former CEO, Stephen Pineau have come to general terms of an agreement to resolve their outstanding law claim. The parties fully and finally settle all issues between them, including but not limited to Mr. Pineau’s employment and its termination, directorship and its termination, options and shareholdings, as well as the facts and matters plead in the action referenced above, on a mutual and without-costs basis.

Both parties executed the consent order dismissing the claim and counterclaim as if there had been a trial on the issues with no costs payable to either party and agreed to take all actions and steps necessary to have it filed with the Vancouver Registry.

The Company will re-issue 3,000,000 stock options to Mr. Pineau on the same terms and at the same exercise price as those that expired in December 2013, being $0.04 CAD, except with the expiry date extended by five years (expiring in December, 2018). Accordingly, the Company valued the 3,000,000 stock options using the Black-Scholes Model, and accrued the compensation expense related to the settlement of $24,627 in the year ended December 31, 2015.

The Company will extend Mr. Pineau’s 3,000,000 warrants exercisable at $0.08 CAD per share, expiring December 23, 2015 until December 23, 2018. Accordingly, the Company valued the 3,000,000 extended warrants using Black-Scholes Model, accrued the compensation expense, related to settlement of $18,476 in the year ended December 31, 2015.

As of December 31, 2015 and through the date of this filing, such options and warrants have not been issued.

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

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. The Company’s shares began trading on February 12, 2002. The following table sets forth the range of high and low price information of the Common Stock as reported on the OTC Bulletin Board for the last two fiscal years and the subsequent period ending March 31, 2016. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High (U.S. $)	Low (U.S. $)

2016	First Quarter (through March 31, 2016)	0.02	0.01
2015	Fourth Quarter	0.04	0.01
	Third Quarter	0.03	0.01
	Second Quarter	0.06	0.02
	First Quarter	0.08	0.04
2014	Fourth Quarter	0.10	0.05
	Third Quarter	0.12	0.08
	Second Quarter	0.14	0.08
	First Quarter	0.15	0.08

As of April 13, 2016, there were 98 holders of record of the Company’s Common Stock.

As of April 13, 2016, there were 1,350,000 stock options fully vested and exercisable into Common Stock under the Company’s 2003 stock option plan. As of April 13, 2016, there were 64,702,128 warrants exercisable into Common Stock.

The Company has declared quarterly dividends (Payment in Kind) on its shares of Series A Convertible Redeemable Preferred Stock, par value US$0.001 per share (the “Series A Shares”), in the last four fiscal years.

The Company’s significant liquidity risk materially limits the Company’s ability to pay future dividends.

The Company current policy is to not pay any cash dividends on its Common Stock.

The following table sets forth information detailing the Company’s equity compensation plans as of December 31, 2015, under which shares of our Common Stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	66,052,128	US$0.10	0
Equity compensation plans not approved by security holders	11,441,450	US$0.08	N/A
Total	77,493,578	N/A	0

(1) The Company’s 2003 Stock Option Plan expired on January 2, 2013.

(2) The above table doesn’t include 200,000 stock options the Company granted in January 2016 to Ms. Zheng, the Principal Financial Officer

All securities sold by the Company within the past three years that were not registered under the Securities Act of 1933, as amended, have been disclosed in the Company’s SEC filings on Current Reports on Form 8-K.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year ended December 31, 2015 compared to the year ended December 31, 2014.

Overview

We reported a net loss of $3,597,265 for the year ended December 31, 2015 as compared to the net loss of $905,919 for the year ended December 31, 2014. The increase in net loss of $2,691,346 is mainly due to the loss on settlement of convertible notes of $476,918, accrued interest, total of $373,839, on the Series A and B Demand Notes (as defined below) we issued in November 2015, the amortization of debt discount, total of $2,251,497, mainly related to fair value of embedded conversion options of Series A and B Demand Notes, and a gain of fair value change of derivative liabilities, total of $1,003,401.

Revenues

Sales for the years ended December 31, 2015 and 2014 were $6,137,488 and $4,769,298, respectively, reflecting an increase of $1,368,190 or 29%. Freedom sales increased by $1,054,390 or 64% from $1,650,645 to $2,705,035 for the years ended December 31, 2014 and 2015, respectively, primarily due to a contract with the United States Government. Enterphone (including MESH) sales for the years ended December 31, 2015 and 2014 of $2,371,798 and $1,981,132, respectively, reflecting an increase of $390,666 or 20%.

During the year ended December 31, 2015, our high-end MESH touch screen product continued to grow. MESH is a convergent technology developed by Viscount that increases security at a reduced cost of hardware, cabling and installation, and with simplified database management.

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

Customer service contracts and new equipment sales revenues decreased by $76,866 or 7%, from $1,137,521 to $1,060,655 from the years ended December 31, 2014 to 2015, respectively. The intangible assets held by the Company are comprised primarily of service contracts for our Enterphone 2000 product line. The number of service agreements held by the Company was 1,134 at December 31, 2015, as compared to 1,186 at December 31, 2014. The Company continues to amortize the cost of the service agreements on a straight-line basis over an estimated useful life of 10 years, which became effective as of April 1, 2005. At December 31, 2015, the cost of the service agreement, had been fully amortized. In 2015, on average, each service contract represented ongoing revenues of approximately $43 per month, inclusive of parts and labor. Monthly fees included equipment sales to those contracts as well. Typical customers include strata management and building owners as well as various residential, business and industrial users of Enterphone access control and security systems.

Gross profit

Gross profit for the years ended December 31, 2015 and 2014 were $3,690,084 and $2,307,921, respectively, reflecting an increase of $1,382,163 or 60%. For the years ended December 31, 2015 and 2014, the cost of sales and services were $2,447,404 and $2,461,377 or 40% and 52% of sales, respectively. Cost of sales includes inventory provision cost. During the year ended December 31, 2015 and 2014, total inventory provision cost accrued was $316,677 and $125,000, respectively. As of December 31, 2015 and 2014, total inventory reserve balance resulted from the provision accrual, inventory obsolescence and shrinkage was $586,563 and $317,447, respectively. (Details see Note 2-4 to the Consolidated Financial Statements).

Gross margin for the years ended December 31, 2015 and 2014 were 60% and 48%, respectively. The higher gross margin in 2015 is mainly due to a U.S. Citizenship and Immigration Services (“USCIS”) sale which occurred in May 2015, totaling $726,000, with lower cost of sales. Also, in 2015, management has continued to focus on controlling the input costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products. The cost of labor and travel incurred to generate our service division sales has also been reduced. Increased software sales with zero to minimal cost of sales also increased our gross margin.

The gross margin percentage for the year ended December 31, 2015 of our product categories of Mesh/Enterphone, Freedom, and Service Division were 35%, 79% and 66% respectively. The gross margin percentage for the year ended December 31, 2014 of product categories of MESH, Freedom, Enterphone, and Service Division were 34%, 64%, 14% and 63%, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses for the years ended December 31, 2015 and 2014 were $4,009,925 and $5,674,610, respectively, reflecting a decrease of $1,664,685 or 29%, primarily due to a decrease in stock based compensation expenses. During the year ended December 31, 2014, the Company issued 4,940,000 warrants to its board members, and 10,561,450 stock options to its former CEO and employees. The Company measured the fair value of stock options and warrants issued using Black-Scholes Model, recorded stock based compensation expenses total of $1,519,950. In the year of 2015, the Company issued 4,250,000 restricted shares to its board members and 400,000 stock options to its employees. The Company measured the fair value of stock options and restricted stock issued using Black-Scholes model, recorded the stock based compensation expenses total of $106,391 in the year ended December 31, 2015.

2015 Employee salaries and benefits increased 26% compared to 2014 mainly due to the sales and administration department salaries increase from $1,246,851 to $1,608,648 from the year ended December 31, 2014 to 2015. 2015 Marketing expenditure decreased 22% compared to 2014 due to less marketing activities, general administrative expense decreased 36% comparing to 2014 as management has continued focusing on cost savings for general expenditures. Auditing and legal fees decreased 16% compared to 2014 mainly due to decreased legal proceeding costs.

Research and development

Research and development costs for the years ended December 31, 2015 and 2014 were $885,592 and $703,288, respectively, reflecting an increase of $182,304 or 26%. Research and development costs have increased during 2015 as compared to 2014 due to the hiring of new R&D consultants for the FIPS project and technical support personnel. In 2016, the Company may decrease the R&D expenditures due to the shortage of cash flow.

Operating loss

Operating loss for the year ended December 31, 2015 was $1,205,433 as compared to $4,069,977 for the year ended December 31, 2014, a decrease of $2,864,544 or 70%, primarily due to the increase of revenue and gross profit and decrease of stock-based compensation expenses described above.

Other income (expense)

Other expense was $2,391,832 for the year ended December 31, 2015, compared to other income of $3,164,058 for the year ended December 31, 2014, reflecting a decrease of $5,555,890 primarily due to the change in fair value of derivative notes liabilities, loss on conversion from Series A convertible redeemable preferred A shares to Series A Demand Notes and PIK (Payment in Kind) interest accrued on Series A and B Demand Notes.

During the year ended December 31, 2015, the Company recorded a total of $2,251,497 as an amortization of debt discount mainly related to the fair value of the embedded conversion options from Series A Demand Notes and Series B Demand Notes issued in the year of 2015.

During the year ended December 31, 2015, the Company recorded a gain of $1,003,401 due to the change in fair value of derivative liabilities. The derivative liabilities consist of the fair value of certain share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company, as well as embedded conversion options in Series A Shares issued and the embedded conversion options in Series A Demand Notes and Series B Demand Notes issued in the year of 2015.

During the year ended December 31, 2015, the Company recorded $413,594 as a loss on conversion from Series A Shares to Series A Demand Notes. This is the difference between the total principal amount of Series A Demand Notes and the aggregated Series A Shares redemption value. During 2015, the Company also recorded $63,324 as a loss on settlement of the convertible note, related to the interest and penalty of the early repayment of the convertible promissory note, the Company issued in April 2015. (Details see Note 9 to the Consolidated Financial Statements)

At December 31, 2015, the Company revalued the notes liability related to the Series A Demand Notes and Series B Demand Notes, which were denominated in US$ currency, at the year end exchange rate, and recorded a foreign exchange loss on revaluation of $178,787.

As of December 31, 2015, the Company accrued total payment in kind interest expenses of $373,841 related to the interest payable on the Series A Demand Notes and B Demand Notes.

Assets and Liabilities

Total assets at December 31, 2015 and 2014 were $1,661,312 and $1,597,773, respectively. Total liabilities, including derivative financial liabilities at December 31, 2015 and 2014, were $10,231,399 and $3,970,003, respectively. The increase in liabilities in 2015 is mainly from Series A Demand Note and Series B Demand note liabilities $3,491,802 and the derivative liabilities of $4,383,668, mostly related to the conversion option of the Series A Demand Note and Series B Demand Note.

Series A Shares Dividends

During the year ended December 31, 2015 and 2014, contractual dividends were $28,796 and $84,762, respectively, which represented the value of the embedded conversion options associated with Series A Shares issued as quarterly dividends.

Liquidity and Capital Resources

We had cash of $250,270 as of December 31, 2015 and negative working capital of $8,749,314 as of December 31, 2015. The large amount of negative working capital is mainly due to the notes liability, the derivative notes liability and accrued PIK interest payable on the Series A and B Notes liabilities. We had an accumulated deficit of $16,258,801 as of December 31, 2015 and reported an operating loss for the year ended December 31, 2015 of $1,205,433. Cash flows used in operating activities for the year ended December 31, 2015 were $478,620. Net cash provided by financing activities was $615,829 for the year ended December 31, 2015. We are subject to significant liquidity risk. These factors raise substantial doubt about our ability to raise sufficient working capital and continue operations as a going concern. At December 31, 2015, our current assets consist principally of cash, trade accounts receivables and inventory.

Based on our current financial position, we could be required to fund our operations on a month-to-month basis. Based on the cash flow projection over the next twelve months, the Company needs average working capital of $595,000 each month to cover its monthly operations, including monthly payroll expense, research and development expense, selling, general and administration expense and the cash needed to purchase the manufactory raw material. The ability to continue operations is dependent upon raising additional capital and/or growing sales and achieving profits. We will likely require additional funds to support the development and marketing of our new Freedom products. Management is also seeking to sell one of our business units, due to its non-core nature, as an asset sale to raise sufficient capital for business operations. While we continue to actively seek new investors and customer relationships, there can be no assurance that we will be successful in obtaining sufficient working capital on terms that are acceptable or that actual results will not materially differ from expectations. If working capital becomes insufficient, we will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on our growth prospects, would render us unable to take advantage of future opportunities or respond to competitive pressures, and could result in our having to curtail operations. The management team will be working diligently to improve collection of accounts receivable and to reduce costs during 2016.

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

During the years ended December 31, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

During the years ended December 31, 2015 and 2014, we experienced negative cash flows from operating activities in the amounts of $478,620 and $2,123,807, respectively. The net cash used in operating activities for the year ended December 31, 2015 was primarily due to net loss of $3,597,265 increased by the adjustment of net non-cash expenses of $3,310,071, offset by the non-cash income of $1,003,401 (the change in fair value of derivative liabilities). Net cash generated from changes in the levels of operating assets and liabilities is $811,975, primarily from an increase in the level of accounts payable and note interest payable, increase of the inventory and decrease of the accounts receivable. The net cash used in operating activities for the year ended December 31, 2014, was primarily due to cash used to fund the net loss of $905,919 and the adjustment of non-cash income of $3,160,272 (the change in the fair value of derivative liabilities), partially offset by the adjustment of non-cash expenses of $1,886,141, plus $56,243 of net cash generated from changes in the levels of operating assets and liabilities, primarily from an increase of accounts payable, increase of the inventory and a decrease of accounts receivable.

Net Cash Used in Investing Activities

During the years ended December 31, 2015 and 2014, $22,247 and $185,714, respectively, of cash was used to purchase property and equipment, consisting of computers, office furniture and leasehold improvements.

Net Cash Provided by Financing Activities

During the years ended December 31, 2015 and 2014, $615,829 and $2,327,145, respectively, of cash was provided by financing activities. The net cash provided by financing activities during the year of 2015, resulted from $234,000, $596,501 and $3,050 of proceeds from the issuance of preferred stock, convertible notes and common stock and warrants, respectively, partially offset by payment of $1,472, $5,000, and $211,250 for capital leases, deferred financing costs, and repayment of convertible note, respectively. The net cash provided by financing activities for the year of 2014, resulted from $2,327,145 of proceeds from the issuance of common stock and warrants.

Financing

Series A Preferred Stock

On January 20, 2015, Dendera Capital Fund LP (whose principal is Geoffrey Arens, the Managing Member of the General Partner of Dendera Capital Fund LP and a member of our Board of Directors) (“Dendera”), purchased a total of 200 shares of Series A Shares for a purchase price of $234,000 to rectify the prior issuance of 2,925,000 shares of Common Stock issued by the Company to Dendera on January 20, 2015 (See Note 11 to the Consolidated Financial Statements)

As the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 was not timely filed with the SEC (a “Redemption Event”), the Company was required to redeem the Series A Shares for 150% of their stated value if holders of 10% of the Stated Value (as defined in the Company’s Certificate of Designation, Preferences and Rights of the Series A Shares, as amended (the “Certificate”)) of the Series A Shares provide the Company with a written notice of redemption within sixty days after the Redemption Event becomes known to such holders (a “Redemption Request”). Accordingly, the Company recorded a $2,010,330 deemed dividend in order to accrete the Series A Shares up to its redemption value (150% of the stated value) in the quarter ended September 30, 2015. In addition, the balance of the Series A Shares, $16,696, was reclassified from the mezzanine presentation to a current liability. On November 3, 2015, the Company trued up the deemed dividend to $2,713,707 to accrete the Series A Shares up to its redemption value, which brought the total aggregate amount of the Series A Shares to $2,730,403.

On November 24, 2015, some of the outstanding Series A Shares were converted into Series A Demand Notes. See “—Senior Secured Convertible Demand Promissory A Notes” below.

Senior Secured Convertible Demand Promissory B Notes

On November 24, 2015, in consideration for $300,000, the Company issued Senior Secured Convertible Demand Promissory B Notes (the “Series B Demand Notes”) in the aggregate principal amount of $330,000 with an original issue discount of $30,000. The Series B Demand Notes are due and payable upon receipt of a written demand notice from the holders and failure to repay the Series B Demand Notes upon receipt of a written demand notice constitutes an event of default. The Series B Demand Notes accrue interest at 8% for each 30 days that the Series B Demand Notes remain outstanding and the interest rate will be increased upon an event of default to the lesser of 21% per annum and the highest amount permitted by applicable law. Interest payments must be made quarterly and may be made in cash or in the form of Series B Demand Notes.

The Series B Demand Notes may be converted (subject to certain beneficial ownership limitations), at the option of the holders, into shares (the “Conversion Shares”) of Common Stock at a conversion price equal to sixty percent (60%) multiplied by the lowest bid price (or lowest sale price, as the case may be) of a share of Common Stock during the 20 consecutive trading days prior to the date of any conversion. The Company’s obligations to issue and deliver the Conversion Shares upon a conversion in accordance with the terms of the Series B Demand Notes is absolute and unconditional. If a holder elects to convert the Series B Demand Note and the Company fails to deliver to the holder a certificate without a restrictive legend, the Company is required to pay the holder, in cash, as liquidated damages, for each $10,000 of conversion amount, $200 per trading day commencing the day after the date on which the shares were to have been delivered (increasing to $400 per trading day on the fifth (5th) trading day after such damages begin to accrue) for each trading day until the earlier of the date such certificates are delivered without restrictive legend or the holder rescinds the conversion.

The conversion price of the Series B Demand Notes is subject to adjustment upon issuance of certain dividends and distributions, reorganization, consolidation or merger, stock splits, and issuance by the Company of a security at a lower price than the conversion price.

For as long as any of the Series B Demand Notes remain outstanding, the Company must obtain express written consent from the holders of at least 50.1% of the aggregate principal amount of all of the Series B Demand Notes then outstanding to take the certain actions including certain actions relating to the Company’s securities and Articles of Incorporation or By-Laws.

The Series B Demand Notes also require the Company to reserve from its authorized shares of Common Stock a number of shares of Common Stock sufficient to convert all of the Series B Demand Notes into shares of Common Stock. In order to do so, the Company has covenanted to increase its authorized shares to 3,000,000,000 shares as soon as possible. If the Company is unable to satisfy this covenant, the Company will owe to the holders for each day that the Company has not cured each breach of the covenant including the first date of such breach, an amount equal to 2% of such holder’s Series B Demand Notes plus all accrued but unpaid interest.

Senior Secured Convertible Demand Promissory A Notes

On November 24, 2015, in consideration for consenting to the issuance of the Series B Demand Notes and in exchange for their outstanding shares of Series A Preferred Shares, the Company issued some of the holders of Senior Secured Convertible Demand Promissory A Notes (the “Series A Demand Notes” and together with the Series B Demand Notes, the “Series A and B Demand Notes”) in the aggregate principal amount of US $2,192,978. The Series A Demand Notes contain substantially the same terms and conditions as the Series B Demand Notes except that interest accrues at 14% per annum if all or any portion of the interest payable on the Series A Demand Notes is paid in cash (increasing to the lesser of 21% per annum and the highest amount permitted by applicable law in case of an event of default) and it accrues at 5% for each 30 days if all or any portion of the interest payable on the Series A Demand Notes is paid in Series A Demand Notes (increasing to 8% for each 30 days in case of an event of default).

In addition, holders of 50.1% of the Series A Demand Notes pursuant to their right to elect directors to the Board, elected Geoffrey Arens and Jim Cacioppo as directors and all the Company’s Board of Directors at the time, except for Mr. Ned Siegel and Mr. Alexander Buehler, resigned. The maximum number of Directors of the Company was set to five (5) to consist of Messrs. Siegel and Buehler and three directors elected by the holders of the Series A and B Demand Notes.

Series B Preferred Stock

In connection with the issuance of the Series A and B Demand Notes, each holder of Series A Demand Notes or Series B Demand Notes, as applicable, received one share of Series B Preferred Stock (“B Shares”) for each $50,000 aggregate principal amount of the applicable notes. As long as the B Shares are issued and outstanding, the B Shares shall be entitled to vote with respect to any matter upon which the holders of the Common Stock have the right to vote (and/or consent if a written consent of shareholders is being sought) with the holders of 50.01% of the then aggregate principal amount of notes and other notes outstanding being entitled to vote all B Shares then outstanding, with the B Shares being entitled to eighty (80%) percent of the total votes of Common Stock at each election and/or written consent of stockholders regardless of how many B Shares and/or shares of Common Stock are then issued and outstanding (and to call and/or to constitute a quorum for a shareholders’ meeting of the holders of the Common Stock).

Other

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

The Company does not have any material commitments for capital expenditures as of December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Fourth Quarter

During the fourth quarter of 2015, the Company continued to experience cash flow challenges. These problems impacted the Company’s ability to perform some marketing and research and development activities. The Company’s sales continued to show strength through continued demand for MESH Touch Screens, especially Freedom, Federal deployments, and the addition of several major distributors of its Liberty access control system. The Company diverted significant engineering resources to the training and deployment phases of its U.S. Government FICAM solution, completed in December 2015. The goal was to allow USCIS internal staff to be self-sufficient in future FICAM deployments.

Critical Accounting estimates and judgments:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, derivative liabilities, the valuation of equity instruments and debt discounts, and the valuation of acquired assets.

Allowance for doubtful accounts

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

Inventory

Raw materials, work in process and finished goods are stated at the lower of average cost and net realizable value. Cost includes direct labor utilized in assembly and an allocation of plant overhead. The Company maintains an allowance for inventory obsolescence. Management reviews the inventory on a quarterly basis by directly testing for obsolete inventory. As part of the valuation process, inventory reserves are established to state excess and slow-moving inventory at its estimated net realizable value.

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated fair value of the award. For employees and directors, the award is measured on the grant date. For non-employees, the award is measured on the grant date and is then re-measured at each vesting date and financial reporting date. We recognize the estimated fair value of the award as compensation cost over the requisite service period of the award, which is generally the option vesting term.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of December 31, 2015, certain preferred shares outstanding were segregated as a current liability on the consolidated balance sheet as they were subject to mandatory redemption. At December 31, 2014, since certain of the Company’s preferred shares contain redemption rights which are not solely within the Company’s control, the issuances of preferred stock have been presented as temporary equity.

Derivative Financial Instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. These include derivative warrant liabilities and derivative conversion option liabilities. Subsequent changes to the estimated fair value are recorded in the consolidated statements of operations.

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

The assessed level that a financial asset or liability will carry is determined by the Company’s Principal Financial Officer under management of the Chief Executive Officer.

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

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

Recent accounting pronouncements

See Significant accounting policies note 2(w) to the consolidated financial statements for the year ended December 31, 2015, included elsewhere in the document.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are attached to this report following the signature page.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In April 28, 2015, the Company dismissed Dale Matheson Carr-Hilton LaBonte LLP (“DMCL”) as its independent registered public accounting firm and engaged Marcum LLP as the Company’s independent registered public accounting firm. DMCL audited the Company’s financial statements for the periods ended December 31, 2014 and 2013. The dismissal of DMCL was approved by the Company’s Audit Committee on April 28, 2015. DMCL did not resign or decline to stand for re-election.

Neither the report of DMCL dated March 20, 2015 on the Company’s consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013, nor the report of DMCL dated March 24, 2014 on the Company’s consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012, contained an adverse opinion or a disclaimer of opinion, nor were either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that each of the reports dated March 20, 2015 and March 24, 2014 contained an explanatory note indicating that there is substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and the subsequent interim period preceding the Company’s decision to dismiss DMCL, the Company had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of DMCL would have caused it to make reference to the subject matter of the disagreement in connection with its report and no “reportable events” as defined in Item 304(a)(i)(v) of Regulation S-K were communicated.

During the Company’s two most recent fiscal years and the subsequent interim period prior to retaining Marcum LLP (1) neither the Company nor anyone on its behalf consulted Marcum LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Marcum LLP did not provide the Company with a written report or oral advice that they concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue.

Item 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of the Company’s Principal Financial Officer and Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, management has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Principal Financial Officer and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f) (under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K). The internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Principal Financial Officer and Chief Executive Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in 2013, required for SOX 404 compliance. The management concluded that Company’s internal control over financial reporting was not effective.

The specific weaknesses that management identified in our internal controls as of December 31, 2015 that persist are as follows:

a.	Inventories are not adequately secured from employees who do not need access; however, cameras are on site to mitigate any risk of theft.

b.	We did not maintain a fully integrated financial consolidation and reporting system throughout the year and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce timely financial statements for external reporting purposes.

c.	We did not have a sufficient number of adequately trained technical accounting and financial reporting personnel to support standalone financial reporting.

d.	We did not appropriately segregate all employee duties in connection with the review and approval of certain transactions and accounting reconciliations during the financial closing process

e.	We did not maintain a fully integrated inventory costing system, and as a result, extensive manual reconciliations were required for financial reporting process

f.	We did not have sufficient expertise to support financial reporting for income tax accounting and the related disclosures.

During the fourth quarter of 2015, the management has implemented policies, procedures and controls to begin to address certain of the above internal control weaknesses.

Notwithstanding the existence of the deficiencies described above, our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit a smaller reporting company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our executive officers and directors as of March 31, 2016.

Name	Age	Positions
Scott Sieracki	50	Interim Chief Executive Officer
Ned L. Siegel	65	Chairman of the Board of Directors
Alexander Buehler	40	Director
Geoffrey Arens	51	Director
James Cacioppo	54	Director
Craig Nemiroff	44	Director
Zhi Yuan (Yvonne) Zheng	41	Principal Financial Officer

Scott Sieracki, Interim Chief Executive Officer. Mr. Sieracki, was appointed the Company’s Interim Chief Executive Officer on July 16, 2015. Previously, Mr. Sieracki had been the Company’s Vice President of Sales since December 1, 2014. Prior to joining the Company, Mr. Sieracki worked as Vice President of Sales for IDV Solutions, Inc., an enterprise risk visualization company, from October 2012 to October 2014 and Vice President of Sales for Quantum Secure, Inc., a security and identity technology company, from September 2006 to September 2012. From November 2001 to August 2006, Mr. Sieracki served as Director of Sales North America for Software House, a Tyco International company, and from February 1997 to September 1999, Mr. Sieracki served as President and co-founder of Open Options, a provider of open architecture based access control systems. Scott Sieracki was appointed as the Company’s Interim Chief Executive Officer because his strong background and business experiences from technology industry.

Alexander Buehler, Director. Mr. Buehler has served as member of the Company’s Board of Directors (the “Board”) since May 2014. Mr. Buehler also currently serves as the President and Chief Executive Officer of Energy Maintenance Services (EMS), a private equity-backed company focused on the construction, maintenance, monitoring, and automation of oil & gas pipelines throughout North America. Mr. Buehler previously served as the Chief Financial Officer of EMS upon joining the Company in July 2014. Prior to joining EMS, Mr. Buehler served as the Chief Financial Officer of Energy Recovery Inc. since May of 2011. Mr. Buehler has several years of experience in general management and strategic planning as well as new product development, sales and marketing, corporate development, operations management, and manufacturing process optimization. Mr. Buehler also currently serves as a board member of Energy Recovery (NASDAQ:ERII) and as a director and Chair of the Audit Committee for Viscount Systems (OTCQB:VSYS).

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

Geoffrey Arens, Director. Mr. Arens, has served as member of the Board since December 2014. Mr. Arens was appointed to the Board pursuant to an arrangement that gives the holders of Series A Shares the right to appoint two directors to the Board. Mr. Arens has over 22 years of investment experience and is currently the Managing Partner and Founder of Dendera Capital LP, a New York-based hedge fund, a position which he has held since January 2011. Prior to that, Mr. Arens served as Managing Director for ING Capital LLC, where he ran the bank’s proprietary investing activities including its event-driven, Global Investment Strategies group. Mr. Arens previously served on the board of directors of California Coastal Communities, a residential land development and homebuilding company where he was Chair of the Compensation Committee and member of the Audit and Nomination Committees. Mr. Arens has also served on the board of directors of Cadiz Inc., a California-based water and agricultural resource where he was a member of the corporation’s Audit and Nomination Committees. Mr. Arens holds a Master of Business Administration from Columbia Business School, and a Bachelor of Arts from the University of Virginia.

James Cacioppo, Director. Mr. Cacioppo was appointed to serve on the Board in August 2015. Mr. Cacioppo was appointed to the Board pursuant to an arrangement that gives the holders of Series A Preferred Stock the right to appoint two directors to the Board. A Harvard Business School Graduate, Mr. Cacioppo has over 30 years of experience in the financial services industry. Mr. Cacioppo has served as co-founder, managing partner and portfolio manager of the investment advisory firm One East Capital Advisors since 2006. Prior to joining One East Capital Advisors, Mr. Cacioppo held senior management and research positions at Sandell Asset Management, a private alternative asset management firm specializing in global event-driven, multi-strategy investing. Before that, Mr. Cacioppo served as a senior vice president of Halcyon Management, a global investment firm, and co-head of the distressed debt investments group. Mr. Cacioppo also served as an investment banker at Smith Barney, Banker’s Trust and Wasserstein Perella, and as a Senior Auditor at Dun and Bradstreet. Since 2014, he has served as director of Affinity Gaming, a casino operator. Also, from 2008 to 2012, Mr. Cacioppo was a member of the Board of Directors of Texas Petrochemicals, Inc., a chemical producer.

Craig Nemiroff, Director. Mr. Nemiroff was appointed to serve on the Board on November 24, 2015. Mr. Nemiroff was appointed to the Board in connection with the financing consummated on November 24, 2105 and pursuant to an arrangement that gives holders of 50.1% of the Series B Demand Notes the right to appoint three (3) directors to the Board (to hold their positions until all amounts owed under the Series A and Series B Notes are paid in full). Mr. Nemiroff has also served as an analyst at MAK Capital One, LLC a New York based hedge fund, since January 2016. Prior to joining MAK Capital One, LLC, Mr. Nemiroff served as a consultant to One East Partners from May 2015 to November 2015. Prior to that, Mr. Nemiroff worked as an analyst at One East Partners from January 2011 until May 2015. Mr. Nemiroff was selected as a director principally because of his expertise in financial analysis, strategy and business development. Mr. Nemiroff received a Juris Doctor degree from Yale Law School in 1996 and a Bachelor of Arts degree from Princeton University in 1993.

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

Zhi Yuan (Yvonne) Zheng, Principal Financial Officer. On January 18, 2016, the Company appointed Ms. Zheng, who had been the Company’s Internal Controller since September 2015, as its Principal Financial Officer pursuant to an employment agreement, dated January 18, 2016, between Ms. Zheng and the Company.

Prior to joining the Company, Ms. Zheng, served as a senior accountant for the global finance team at Colliers International Group Inc., a publicly traded real estate company, from October 2014 to July 2015, and from April 2012 to October 2014, Ms. Zheng served as a lead financial analyst at TIO Networks Corp., a publicly traded bill payment processing company listed on the Toronto Stock Exchange. From February 2012 to April 2012, Ms. Zheng worked as a financial consultant at Gateway Casinos and Entertainment, a Canadian gaming and entertainment operator. From May 2011 to February 2012, Ms. Zheng served as a financial reporting and accounting manager at HSBC Bank Canada, assisting with managing the bank’s financial planning and analysis among its global business units. From April 2007 to May 2011, Ms. Zheng worked as a senior financial accountant in charge of the accounting and internal control departments at Quality Move Management, Inc., a moving company.

Ms. Zheng has over fifteen years of professional financial accounting and analysis experience. Prior to April 2007, Ms. Zheng worked in China for six years as a cost control supervisor for Unicom Guomai Communications Co., Ltd., a public telecommunications company that had traded on the Shanghai Stock Exchange, and served as a representative on the telecommunications company’s securities affairs board for two years. Ms. Zheng holds an MBA from Laurentian University and a bachelor’s degree in engineering from Shanghai University. Ms. Zheng is a Chartered Professional Accountant and has been a member of the Certified General Accountants Association of Canada since 2010.

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

Audit Committee. Pursuant to the British Columbia Instrument 51-509 Issuers Quoted in the U.S. Over-the Counter Markets and National Instrument 52-110 Audit Committees of the Canadian Securities Administrators, the Company is required to disclose annually in its Information Circular certain information concerning the constitution of its audit committee and its relationship with its independent auditor. The Audit Committee held 4 meetings during the most recently completed fiscal year.

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

The Audit Committee’s Charter

The Company adopted the charter for the Audit Committee on October 1, 2008.

Composition of the Audit Committee

The Audit Committee is comprised of Alexander J. Buehler (chairman), Ned Siegel and Geoffrey W. Arens. All of the Audit Committee members are considered to be financially literate in that each member has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can presumably be expected to be raised by the Company’s financial statements. Alex Buehler is the chairman and “financial expert” of the Audit Committee.

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

Compensation and Risk Committee. The Compensation and Risk Committee reviews and approves the compensation of the Company’s officers and reviews and administers the Company’s stock option plans for employees. The Compensation and Risk Committee does not have a charter. The members of the Compensation and Risk Committee are Geoffrey Arens and James Cacioppo (chairman). A vacancy currently exists on the Compensation and Risk Committee. All members of the Compensation and Risk Committee are independent directors. All decisions regarding compensation are written and subject to approval by all directors. The Compensation and Risk Committee did not hold any meetings during the most recently completed financial year.

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

Paul Goldenberg failed to timely file one Form 4 or a Form 5, covering one transaction, in connection with the issuance to him of a warrant to purchase Common Stock. Paul Goldenberg served as member of the Board from October 2011until his resignation on May 4, 2015.

Dennis Raefield failed to timely file two Form 4’s or a Form 5, covering two transactions, in connection with the issuance to him of shares of Common Stock. Mr. Raefield served as a director of the Company from November 2011 until his resignation on November 9, 2015.

Scott Sieracki failed to timely file a Form 3 in connection with his appointment as Interim Chief Executive Officer of the Company and failed to timely file one Form 4 or a Form 5, covering one transaction, in connection with the issuance to him of an option to purchase Common Stock.

Zhi Yuan (Yvonne) Zheng failed to timely file a Form 3 in connection with her appointment as Principal Financial Officer of the Company and failed to file one Form 4 or a Form 5, covering one transaction, in connection with the issuance to her of an option to purchase Common Stock.

Craig Nemiroff failed to timely file his Form 3 in connection with his appointment as a director of the Company.

Robert Liscouski failed to timely file a Form 4 or a Form 5, covering one transaction, in connection with the issuance to him of Common Stock. Mr. Liscouski has served as member of the Board from September 2011 until his resignation on November 9, 2015.

Alexander Buehler failed to timely file a Form 4 or a Form 5, covering one transaction, in connection with the issuance to him of Common Stock.

Geoffrey Arens failed to timely file Form 4’s or a Form 5, covering eight transactions, in connection with the issuance to him and Dendera Capital of Common Stock, Series A Stock, Series B Stock, Series A Demand Note and Series B Demand Note.

Jim Cacioppo failed to timely file a Form 3 or Form 5 in connection with his appointment as a director of the Company in June of 2015, and failed to timely file Form 4’s or a Form 5, covering transactions thereafter until December 31, 2015. These filings would have covered a total of seventeen transactions going back to his initial stock purchases prior to becoming a member of the board of directors of the Company, in connection with the issuance to him, One East Partners and One East Opportunities of Common Stock, Series A Stock, Series B Stock, Series A Demand Notes and Series B Demand Notes.

Ned Siegel failed to timely file Form 4’s or a Form 5, covering six transactions, in connection with his appointment as a director of the Company and in connection with the issuance to him of Common Stock and warrants to purchase Common Stock.

George Birnbaum failed to timely file a Form 3 or Form 5, covering one transaction, in connection with his appointment as a director of the Company and the issuance to him of Common Stock. Mr. Birnbaum served as a director of the Company from May 4, 2015 until his resignation on November 9, 2015.

Code of Ethics

The Board established a Code of Business Conduct and Ethics (the “Code”) that applies to our officers, directors and employees. Among other matters, Code is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

●	compliance with applicable laws, rules and regulations;

●	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

●	accountability for adherence to the code of business conduct and ethics.

Any waiver of the Code for employees must be approved by the Chief Executive Officer or such officer’s designee. Any waiver of the Code for officers or directors must be approved by the Board. Any such waiver must be promptly disclosed to stockholders as required by applicable laws, rules and regulations.

Item 11. Executive Compensation

The following table sets forth the compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2015 and 2014. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2015. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($) (4)	($) (4)	($)	($)	($)	($)

Stephen Pineau
Former Chief Executive Officer, Chief Financial Officer and President (1)	2014	47,250	0	0	0	0	0	0	47,250

Dennis Raefield	2015	157,950	-	-	-	-	-	-	157,950
Director and Former Chief Executive Officer, President, Secretary and Chairman (2)	2014	164,184	0	33,333	810,223	0	0	189,358	1,197,098

Scott Sieracki (3)
Interim Chief Executive Officer	2015	236,164	0	0	23,950	0	0	0	260,114

(1)	On March 31, 2002, the Company’s wholly owned subsidiary, Viscount Communication & Control Systems Inc. (“Viscount Communication”), entered into an employment agreement with Mr. Stephen Pineau, pursuant to which Mr. Pineau served as President and Chief Executive Officer of Viscount Communication. The agreement provided for an annual base salary of $117,000. The initial term for the agreement was one year with automatic renewal unless a minimum 30 days’ notice is given by Viscount Communication of its intentions not to renew the agreement.

(2)	On February 17, 2014, the Company entered into an employment agreement with Dennis Raefield, pursuant to which Mr. Raefield serves as President, Chief Executive Officer, Chairman, and Secretary of Viscount and Viscount Communication. The agreement provided for an initial annual salary of US $175,000, an annual bonus of up to 50% of Mr. Raefield’s base salary, and stock options equal to 3.99% of the Company’s fully diluted stock list. Mr. Raefield resigned from his position as Chairman of the Board on February 2015, and resigned from his position as Chief Executive Officer, President and Secretary of the Company on July 13, 2015.

(3)	On September 17, 2015, the Company entered into an employment agreement with Scott Sierecki, pursuant to which Mr. Sierecki serves as the Company’s Interim Chief Executive Officer. The agreement provides for an annual base salary of US $200,000, retroactively to July 17, 2015. The agreement also provides Mr. Sierecki a a bonus of 4% of the Company’s net profit before taxes as reported on the Company’s Form 10-Q or 10-K, subject to an annual cap of $200,000. The Company granted Mr. Sierecki 1,000,000 stock options at an exercise price of US$0.02, which shall vest at the rate of 25% after six months after his start date (the “Start Date”), another 25% after one year after the Start Date and the remaining 50% two years after the Start Date.

(4)	The amounts reported in the column represent the grant date fair value of the option awards granted during the year ended December 31, 2015 and 2014, calculated in accordance with FASB ASC Topic 718. For a detailed discussion of the assumptions used in estimating fair values, see Note 16 to the Consolidated Financial Statements.

Director Compensation

	Fees earned		Stock			Option	All other
	or paid in cash		awards		Bonus	Awards	Compensation	Total
Name	($) (1)		($) (2)		($)	($)	($)	($)

Dennis Raefield	US $	7,500	US $	15,000	0	0	0	US $	22,500
Robert Liscouski	US $	7,500	US $	15,000	0	0	0	US $	22,500
Paul Goldenberg	US $	3,407		0	0	0	0	US $	3,407
James Cacioppo	US $	15,000	US $	15,000	0	0	0	US $	30,000
Alexander Buehler	US $	25,000	US $	22,500	0	0	0	US $	47,500
Geoffrey Arens	US $	17,500	US $	15,000	0	0	0	US $	32,500
Ned Siegel	US $	40,000	US $	30,000	0	0	0	US $	70,000
Craig Nemiroff	US $	3,333		0	0	0	0	US $	3,333
Paul Brisgone	US $	1,140		0	0	0	0	US $	1,140
George Birnbaum	US $	2,802	US $	15,000	0	0	0	US $	17,802

(1)	Directors of the Company are compensated $10,000 per year and be reimbursed all related travel expenses for services provided as a director or members of committees of the Board. On May 19, 2015, the Compensation Committee approved the new directors’ compensation. Each Board member (excluding Ambassador Ned L. Siegel and Alex Buehler) receives US $20,000 per year (paid quarterly) with the Board member having the option of receiving cash or stock. If the choice is stock, then the stock is restricted stock and valued at the date of issuance. Ambassador Siegel as Chairman of the Board received 2 times the regular Board member’s amount or US $40,000 (paid quarterly). Mr. Buehler as the Audit Committee Chair received 1.5 times the regular Board member’s amount or US $30,000 (paid quarterly). The above compensation amounts take effect for the 2nd quarter of 2015, except for Chairman Siegel, whose compensation is retroactive to January 1, 2015.

(2)	On May 19, 2015, the Compensation Committee approved the new directors’ compensation. Each Board member (excluding Ambassador Siegel and Alex Buehler) received: 500,000 shares of restricted stock that vest one year from the date of issuance. Mr. Siegel as Chairman of the Board receives 2 times the regular board members amount or 1,000,000 shares of restricted stock that vest one year from the date of issuance. Mr. Buehler as the Audit Committee Chair receives 1.5 times the regular board members amount or 750,000 shares of restricted stock that vest one year from the date of issuance.

(3)	Paul Goldenberg, Former Director. Paul Goldenberg served as member of the Board from October 2011until his resignation on May 4, 2015.

(4)	Dennis Raefield, Former Director. Mr. Raefield served as a director of the Company from November 2011 until his resignation on November 9, 2015.

(5)	Robert Liscouski, Former Director. Mr. Liscouski has served as member of the Board from September 2011 until his resignation on November 9, 2015.

(6)	George Birnbaum, Former Director. Mr. Birnbaum served as a director of the Company from May 4, 2015 until his resignation on November 9, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of Common Stock, warrants, stock options, Series A Preferred Stock and Series B Preferred Stock, Series A and Series B Demand Notes as of March 31, 2016 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

The Common Stock percentage ownership information shown in the table below is based upon 756,320,261 shares of Common Stock, which includes shares of Common Stock issuable upon (i) conversion of (a) 132.436 shares of Series A Preferred Stock, (b) 14% Senior Secured Convertible Demand Promissory A Notes (“Series A Demand Notes”), and (c) Senior Secured Convertible Demand Promissory B Notes (“Series B Demand Notes”) issued and outstanding, and (ii) exercise of issued and outstanding options and warrants to purchase Common Stock, and 130,297,236 common shares issued as of March 31, 2016. The Series B Preferred Stock percentage ownership information shown in the table below is based upon 50.46 shares of Series B Preferred Stock issued and outstanding. The tables also set forth the total voting percentage our Common Stock and Series B Preferred Stock for these beneficial owners.

	Shares of Common Stock Beneficially owned
Name of Beneficial Owner	Number	Percent
One East Partners Master, L.P.(1)	212,769,297	28.1%
One East Partners Opportunities, L.P.(2)	214,445,038	28.4%
Dendera Capital Fund LP(3)	122,274,222	16.2%
Dennis Raefield(4)	12,502,006	1.7%
James Cacioppo(5)	427,714,335	56.6%
Geoffrey W. Arens(6)	123,024,222	16.3%
Ned L. Siegel(7)	2,618,202	*
Alexander Buehler(8)	1,000,000	*
Craig Nemiroff(9)	416,667	*
Scott Sieracki(10)	-	-
Zhi Yuan (Yvonne) Zheng(10)	-	-
All directors and named executive officers as a group (7 persons)(10)	567,275,432	75.0%

* Less than 1%.

(1)	One East Partners Master, L.P., is a Cayman Islands limited partnership (“OEP Partners”). The business address of OEP Partners is 225 NE Mizner Blvd, Suite 720, Boca Raton, FL 33432. James Cacioppo is the Managing Principal of One East Capital Advisors, which is the investment advisor to OEP Partners which is an investment limited partnership. Includes (1) 4,182,363 shares of Common Stock issuable to OEP Partners upon exercise of warrants held by OEP Partners, (2) 152,220,501 shares of Common Stock issuable to OEP Partners upon conversion of two Series A Demand Notes, and (3) 53,752,270 shares of Common Stock issuable to OEP Partners upon conversion of a Series B Demand Note held by OEP Partners. Excludes Series B Preferred Stock held by OEP Partners. See ” – Series B Preferred Stock” below. Mr. Cacioppo holds the voting power and dispositive power with respect to all such shares.

(2)	One East Opportunities, L.P., a Delaware limited partnership (“OEP Opps”). The business address of OEP Opps is 225 NE Mizner Blvd, Suite 720, Boca Raton, FL 33432. James Cacioppo is the Managing Principal of One East Capital Advisors, which is the investment advisor to OEP Opps, which is an investment limited partnership. Includes (1) 6,142,506 shares of Common Stock issuable to OEP Opps upon exercise of warrants held by OEP Opps and (2) 208,302,532 shares of Common Stock issuable to OEP Opps upon conversion of a Series A Demand Note held by OEP Opps. Mr. Cacioppo holds the voting power and dispositive power with respect to such shares. Excludes Series B Preferred Stock held by OEP Opps. See ” – Series B Preferred Stock” below.

(3)	Dendera Capital Fund LP, a Delaware limited partnership (“Dendera Capital”). The business address of Dendera Capital is 1345 Avenue of the Americas, 2nd Floor, New York, New York 10105. Geoffrey Arens is the Managing Partner of Dendera Capital. Includes (1) 2,018,055 shares of Common Stock issuable to Dendera Capital upon exercise of warrants held by Dendera Capital, (2) 92,018,921 shares of Common Stock issuable to Dendera Capital upon conversion of two Series A Demand Notes held by Dendera Capital, and (3) 26,876,135 shares of Common Stock issuable to Dendera Capital upon conversion of a Series B Demand Note.

(4)	Includes (i) 9,161,450 shares of Common Stock issuable to Mr. Raefield upon exercise of stock options held by Mr. Raefield; (ii) 1,785,000 shares of Common Stock issuable to Mr. Raefield upon exercise of warrants held by Mr. Raefield; and (iii) 500,000 shares of Common Stock issued to Mr. Raefield on May 19, 2015, which Common Stock shall fully vest one year from the date of grant.

(5)	Includes shares held by OEP Partners and OEP Opps. See footnotes (1) and (2). And 500,000 shares of Common Stock issued to Mr. Cacioppo on May 19, 2015, which Common Stock shall fully vest one year from the date of grant.

(6)	Includes (1) 250,000 shares of Common Stock issuable to Mr. Arens upon exercise of warrants held by Mr. Arens, (2) 2,018,055 shares of Common Stock issuable to Dendera Capital upon exercise of warrants held by Dendera Capital and (3) shares of Common Stock held by Dendera Capital upon conversion of the Series A Demand Notes and Series B Demand Note held by Dendera Capital. See footnote (3). (4) 500,000 shares of Common Stock issued to Mr. Arens on May 19, 2015, which fully vest one year from the date of grant.

(7)	Includes (i) 785,752 shares of Common Stock issuable to Mr. Siegel upon exercise of warrants held by Mr. Siegel; and (iii) 1,000,000 shares of Common Stock issued to Mr. Siegel on May 19, 2015, which fully vest one year from the date of grant.

(8)	Includes 250,000 shares of Common Stock issuable to Mr. Buehler upon exercise of warrants held by Mr. Buehler.

(9)	Includes 138,889 shares of Common Stock issuable to Mr. Nemiroff upon exercise of a warrant held by Mr. Nemiroff.

(10)	See footnotes (5), (6), (7), (8) and (9). Excludes shares issuable to Mr. Sieracki and Ms. Zheng upon exercise of options to purchase 1,000,000 and 200,000 shares of Common Stock, respectively.

Series A Preferred Stock

As of March 31, 2016, there were 132.436 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is able to vote at one vote per share on any matter brought before the holders of our Common Stock for a vote. No director, officer or beneficial owner of more than five percent (5%) of the outstanding shares of Series A Preferred Stock holds Series A Preferred Stock.

Series B Preferred Stock (1)

	Shares of Series B Preferred Stock Beneficially owned
Name of Beneficial Owner	Number		Percent (2)
One East Partners Master, L.P	18.734	(3)	37.1%
One East Partners Opportunities, L.P.	19.615	(3)	38.9%
Dendera Capital Fund LP	10.865		21.5%
Scott Sieracki	-		-
Ned L. Siegel	-		-
Alexander Buehler	-		-
Geoffrey W. Arens	10.865	(4)	21.5%
James Cacioppo	38.349	(5)	76.0%
Craig Nemiroff	-		-
Zhi Yuan (Yvonne) Zheng	-		-
Dennis Raefield	-		-
All directors and named executive officers as a group (7 persons)	49.214	(6)	97.5%

(1)	As of March 31, 2016, there were 50.46 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is able to vote an amount equal to 80% of the total votes on any matter brought before the holders of Common Stock for a vote.

(2)	Calculated based on 50.46 shares of Series B Preferred Stock, which shall vote an amount equal to 80% of the total votes on all matters that the holders of shares of Common Stock have the right to vote on and/or consent to, no matter how many shares of Common Stock are outstanding.

(3)	Mr. Cacioppo holds the voting power and dispositive power with respect to such shares.

(4)	Represents shares of Series B Preferred Stock held by Dendera Capital. Mr. Arens holds the voting power and dispositive power with respect to such shares.

(5)	Represents shares of Series B Preferred Stock held by OEP Partners and OEP Opps. See (3).

(6)	Includes shares of Series B Preferred Stock held by OEP Partners, OEP Opps and Dendera Capital. See (3), (4) and (5).

Securities Authorized for Issuance under Equity Compensation Plans

Details see Item 5.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

FINANCING

Series A Preferred Stock

On January 20, 2015, Dendera Capital Fund LP (“Dendera”), purchased a total of 200 shares of Series A Preferred Stock for a purchase price of $234,000 to rectify the prior issuance of 2,925,000 shares of Common Stock by the Company to Dendera on January 20, 2015, which Series A Preferred Stock was issued by the Company to Dendera as was originally intended. (See Note 11 to the Consolidated Financial Statements) Mr. Geoffrey Arens, a member of our Board, is the Managing Member of the General Partner of Dendera. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing”.

Demand Notes

On November 24, 2015 (the “Closing Date”), the Company consummated a series of transactions with three of its current preferred equity holders (the “Purchasers”), who are also members of the Company’s Board of Directors, to raise $300,000 for the Company (the “Financing”).

Series B Demand Notes

On the Closing Date, in consideration for $300,000, the Company issued to the Purchasers Series B Demand Notes in the aggregate principal amount of $330,000 with an original issue discount of $30,000. Demand Notes accrue interest at 8% for each 30 days that the Series B Demand Notes remain outstanding and the interest rate will be increased upon an event of default to the lesser of 21% per annum and the highest amount permitted by applicable law. Interest payments must be made quarterly and may be made in cash or in the form of Series B Demand Notes.

The Series B Demand Notes may be converted (subject to certain beneficial ownership limitations), at the option of the holder, into shares (the “Conversion Shares”) of the Company’s Common Stock. The conversion price of the Series B Demand Notes is subject to adjustment upon issuance of certain dividends and distributions, reorganization, consolidation or merger, stock splits, and issuance by the Company of a security at a lower price than the conversion price.

The Series B Demand Notes further provide that all of the Company’s directors except for Mr. Ned L. Siegel and Mr. Alexander Buehler resign from their positions on the Board, that the maximum number of directors to be appointed to the Board be decrease from seven (7) to five (5) and that the holders owning 50.1% of the Notes have the right to appoint three (3) directors to the Board (to hold their positions until all amounts owed under the Notes and related Transaction Documents are paid in full, the “Note Directors”). In the event that the required holders of the Notes elect to replace any one of the three Note Directors during the period in which they have a right to do so and the replacement does not occur within five business days, the Company must pay to each Note holder $2,500 per day until the Note Directors are replaced. The Series B Demand Notes also provide that the Purchasers will have the right to appoint an observer to the Board. The maximum number of Directors of the Company was set to five (5) to consist of Messrs. Siegel and Buehler and three directors elected by the holders of the Series A and B Notes.

The Purchasers pursuant to their right to elect directors to the Board, elected Geoffrey Arens and Jim Cacioppo as directors and all the Company’s Board of Directors at the time, except for Mr. Ned Siegel and Mr. Alexander Buehler resigned. The Purchasers included (i) Denderra, for which Geoffrey Arens, a member of our Board, is the Managing Member of the General Partner of Dendera, and (ii) One East Partners Master, L.P. (“OEP Partners”) and One East Partners Opportunities, L.P. (“OEP Opps”), for which James Cacioppo is the Managing Principal of One East Capital Advisors, which is the investment advisor to OEP Partners and OEP Opps.

On March 30, 2016, the Series B Demand Note holders agreed to waive any rights that they may have to declare a default, and to pursue any remedies or impose any penalties relating to the Company’s obligation to reserve and keep available out of its authorized and unissued Common Stock the number of Common Stock required to be reserved and available under the Series A and B Notes. The waiver is effective as of December 3. In consideration of this waiver, the Company agreed to file an Information Statement on Form 14A or Form 14C, as applicable, with the SEC and take all and any such action to cure the default (i) on or prior to May 31, 2016 in the case of an Information Statement Schedule 14C filing or (ii) on or prior to the close of business on July 29, 2016 in the case of an Information Statement Schedule 14A filing. The penalties related to the default set forth above will accrue back to the initial default date contained in the Series A and B Notes if the required increased of authorized Common Stock cannot be completed by June 15, 2016 if no SEC comments to the Schedule 14C are received and July 31, 2016 if SEC comments are received.

Series A Demand Notes

On the Closing Date, in consideration for consenting to the Financing and in exchange for their outstanding shares of Series A Preferred Stock, the Company issued to the Purchasers Series A Demand Notes in the aggregate principal amount of US $2,192,978. The Series A Demand Notes contain substantially the same terms and conditions as the Series B Demand Notes except that interest accrues at 14% per annum if all or any portion of the interest payable on the Series A Demand Notes is paid in cash (increasing to the lesser of 21% per annum and the highest amount permitted by applicable law in case of an event of default) and it accrues at 5% for each 30 days if all or any portion of the interest payable on the Series A Demand Notes is paid in Series A Demand Notes (increasing to 8% for each 30 days in case of an event of default).

Security Interests in the Company’s Assets

On the Closing Date and in connection with the Financing, the Company and its subsidiary entered into a Security and Pledge Agreement (the “Security Agreement”) and an Intellectual Property Security Agreement (the “IP Security Agreement”) with the Purchasers pursuant to which the Purchasers received a security interest in all of the Company’s assets, including its intellectual property. Upon any event of default under the Notes or related Transaction Documents, the Purchasers are entitled to take possession of the Company’s assets. The Company also entered into a Subsidiary Guarantee (the “Subsidiary Guarantee”) with its subsidiary pursuant to which the Company’s subsidiary agreed to guaranty the obligations of the Company with respect to Financing.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the fiscal years ended December 31, 2015 and 2014 for (i) professional services rendered by the principal accountant, Marcum LLP and Dale Matheson Carr-Hilton Labonte LLP, respectively, for the audit of its annual financial and review of financial statements included in Form 10-K (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (“Audit Related Fees”) (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”):

	Years ended December 31,
	2015	2014
Audit Fees	$192,986	$85,230
Audit Related Fees	-	-
Tax Fees	6,500	6,500
All Other Fees (1)	-	-
Total	$199,486	$91,730

(1)	Other Fees – These fees are for financial statement audits of acquired and targeted companies.

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

Pre-Approval Policies and Procedure for Audit Services

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accountants, and approves in advance any services to be performed by the independent registered public accountants, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accountants. The fees shown above were pre-approved either by our Board or our Audit Committee.

PART IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this Form 10-K:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed with the SEC on March 26, 2015 (the “2015 10K”).

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the 2015 10K.

4.1	Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 11, 2012.

4.2	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 23, 2012.

4.3	Certificate of Second Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 26, 2014.

4.4	Certificate of Third Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 20, 2015.

4.5	Certificate of Fourth Amendment to the Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock of Viscount Systems, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on December 1, 2015.

4.6	Certificate of Designation of Viscount Systems, Inc. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series B Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 1, 2015.

4.7	Senior Secured Convertible Demand Promissory B Notes	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 1, 2015.

4.8	Senior Secured Convertible Demand Promissory A Notes	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on December 1, 2015.

10.1	Employment Agreement with Scott Sieracki	*

10.2	Employment Agreement, dated January 18, 2016, by and between Viscount Systems, Inc. and Zhi Yuan (Yvonne) Zheng.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 22, 2016.

10.3	2003 Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on April 30, 2003.

10.4	Full Factoring Agreement, dated March 24, 2015, between Viscount Communication & Control Systems Inc. and Liquid Capital Exchange Corp.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 31, 2015.

10.5	Purchase and Sale Agreement, dated March 24, 2015, between Viscount Systems, Inc. and Liquid Capital Exchange Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 31, 2015.

10.6	Security and Pledge Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 1, 2015.

10.7	Intellectual Property Security Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 1, 2015.

10.8	Subsidiary Guarantee	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on December 1, 2015.

21.1	Subsidiaries of the registrant	Incorporated by reference to Exhibit 21.2 to the Form SB-2 filed with the SEC on September 5, 2001.

31.1	Certification by the Interim Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	*

31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	*

32.1	Section 1350 Certification of the Interim Chief Executive Officer	**

32.2	Section 1350 Certification of the Principal Financial Officer	**

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of Section13 or 51(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2016	VISCOUNT SYSTEMS, INC.

	By:	/s/ Scott Sieracki
Scott Sieracki
Interim Chief Executive Officer

	By:	/s/ Zhi Yuan Zheng
Zhi Yuan Zheng
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Sieracki
Scott Sieracki	Interim Chief Executive Officer	April 14, 2016

/s/ Ned L. Siegel
Ned L. Siegel	Chairman of the Board of Directors	April 14, 2016

/s/ Alexander Buehler
Alexander Buehler	Director	April 14, 2016

/s/ Geoffrey Arens
Geoffrey Arens	Director	April 14, 2016

/s/ James Cacioppo
James Cacioppo	Director	April 14, 2016

/s/ Craig Nemiroff
Craig Nemiroff	Director	April 14, 2016

/s/ Zhi Yuan (Yvonne) Zheng
Zhi Yuan (Yvonne) Zheng	Principal Financial Officer	April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Viscount Systems, Inc.

We have audited the accompanying consolidated balance sheet of Viscount Systems, Inc. (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viscount Systems, Inc., as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in Note 1 to the consolidated financial statements, the Company has a significant working capital deficiency, has incurred net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp
Marcum llp
New York, NY
April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Viscount Systems Inc:

We have audited the accompanying consolidated balance sheet of Viscount Systems Inc. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position the Company as at December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

March 20, 2015

VISCOUNT SYSTEMS, INC.

Consolidated Balance Sheets

(Expressed in Canadian Dollars)

As at December 31, 2015 and 2014

	2015	2014

Assets
Current Assets
Cash	$250,270	$135,308
Short term investments	55,000	55,000
Trade accounts receivable, net	565,581	661,629
Inventory	569,796	533,217
Prepaid expenses	31,791	-
Total Current Assets	1,472,438	1,385,154
Equipment	180,483	206,004
Deposits	8,391	1,391
Intangible assets, net	-	5,224
Total Assets	$1,661,312	$1,597,773

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$900,211	$362,595
Accrued liabilities	532,003	564,466
Accrued interest payable	373,841	-
Capital lease obligation - current portion	16,348	10,285
Deferred revenue	47,780	37,318
Due to related parties	91,683	5,003
Loans payable	114,536	114,536
Convertible notes payable	3,491,802	-
Derivative liabilities	4,383,668	2,858,618
Series A Convertible redeemable preferred stock	269,880	-
Total Current Liabilities	10,221,752	3,952,821
Capital lease obligation - non-current	9,647	17,182
Total Liabilities	10,231,399	3,970,003

Commitments and contingencies

Convertible redeemable preferred stock - US$0.001 par value; 20,000,000 shares authorized:
Series A convertible redeemable preferred stock, stated value $1,000,130 and 1,072 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $130,000 and $1,072,000 as of December 31, 2015 and December 31, 2014, respectively	-	1
Stockholders’ Deficit:
Series B Preferred Stock, Par Value $0.001 Per Share. 50 shares issued and outstanding at December 31, 2015 and 0 shares issued and outstanding at December 31, 2014	1	-
Common stock, par value US$0.001 per share, 300,000,000 shares authorized: 130,297,236 shares issued, 126,047,236 shares outstanding at December 31, 2015, and 126,009,581 shares issued and outstanding at December 31, 2014	130,297	126,009
Additional paid-in capital	7,558,416	10,163,296
Accumulated deficit	(16,258,801)	(12,661,536)
Total Stockholders’ Deficit	(8,570,087)	(2,372,231)
Total Liabilities and Stockholders’ Deficit	$1,661,312	$1,597,773

The accompanying notes are an integral part of these consolidated financial statements

VISCOUNT SYSTEMS, INC.

Consolidated Statements of Operations

(Expressed in Canadian Dollars)

For the years ended December 31, 2015 and 2014

	2015	2014

Sales	$6,137,488	$4,769,298
Cost of sales	2,447,404	2,461,377
Gross profit	3,690,084	2,307,921

Operating expenses:
Selling, general and administrative	4,009,925	5,674,610
Research and development	885,592	703,288
Total operating expenses	4,895,517	6,377,898

Operating loss	(1,205,433)	(4,069,977)

Other income (expense):
Interest income	33	3,786
Interest expense	(488,064)	-
Foreign currency loss on revaluation of notes liability	(178,787)	-
Loss on settlement of convertible note and preferred stock	(476,918)	-
Amortization of debt discount	(2,251,497)	-
Change in fair value of derivative liabilities	1,003,401	3,160,272
	(2,391,832)	3,164,058

Net loss	$(3,597,265)	$(905,919)
Preferred stock:
Series A convertible - contractual dividends	(28,796)	(84,762)
Series A convertible - deemed dividends	(2,713,707)	-

Net loss attributable to common stockholders	$(6,339,768)	$(990,681)

Per share data:
Net loss attributable to common stockholders - basic and diluted	$(0.05)	$(0.01)

Weighted average number of shares of common stock outstanding:
Basic and diluted	126,042,491	119,454,239

The accompanying notes are an integral part of these consolidated financial statements

VISCOUNT SYSTEMS, INC.

Consolidated Statements of Stockholders’ Deficit

(Expressed in Canadian Dollars)

As at December 31, 2015 and 2014

	Series A & B				Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, December 31, 2013	1,115	-	97,075,003	$97,075	$6,753,938	$(11,670,855)	$(4,819,842)

Series A dividend issued	82	-	-	-		-	-
Conversion of Series A shares	(125)		3,071,253	3,071	312,525	-	315,596
Units issued for cash from equity securities, net of costs		-	25,113,327	25,113	1,502,633		1,527,746
Stock-based compensation - ratchet shares issued			749,998	750	74,250	-	75,000
Stock-based compensation - Options and warrants			-	-	1,519,950	-	1,519,950
Net loss			-	-		(990,681)	(990,681)

Balance, December 31, 2014 (revised-see note 10)	1,072	-	126,009,581	$126,009	$10,163,296	$(12,661,536)	$(2,372,231)
Sale of common shares for cash			2,925,000	2,925			2,925
Common shares cancelled			(2,925,000)	(2,925)			(2,925)
Series A shares issued for cancellation of common shares	200	16,696					16,696
Series A dividend issued and recorded as a derivative liability	82	-	-	-	(28,796)	-	(28,796)
Proceeds from sale of common stock and warrants			37,655	38	3,012	-	3,050
Restricted Common Stock issued to Directors for Board Services			4,250,000	4,250	(4,250)	-	-
Stock-based compensation			-	-	106,391	-	106,391
Warrants issued in connection with Series A convertible redeemable preferred stock issuance			-	-	32,470	-	32,470
Deemed dividend in connection with exchange of Convertible redeemable preferred A share to Series A Demand note	(1,224)	(16,696)	-	-	(2,713,707)	-	(2,730,403)
Series B Preferred Stock, issued with Series B Demand Note	50	1					1
Net loss			-	-	-	(3,597,265)	(3,597,265)

Balance, December 31, 2015	180	$1	130,297,236	$130,297	$7,558,416	$(16,258,801)	$(8,570,087)

The accompanying notes are an integral part of these consolidated financial statements

VISCOUNT SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Expressed in Canadian Dollars)

For the years ended December 31, 2015 and 2014

	2015	2014

Cash Flows from Operating Activities
Net loss	$(3,597,265)	$(905,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,992	50,298
Provision for uncollectible receivables	(84,280)	(181,529)
Provision for inventory obsolescence	269,116	126,201
Change in fair value of derivative liabilities	(1,003,401)	(3,160,272)
Stock based compensation	106,391	1,519,950
Foreign exchange loss on revaluation of notes liability	178,787
Original issue discount on convertible debt	58,650	-
Loss on settlement of convertible debt and Preferred Stock	476,918	-
Amortization of debt discount	2,251,497	-
Non-cash financing fees	-	371,221
Changes in operating assets and liabilities:
Accounts receivable	180,328	105,053
Inventory	(305,695)	(126,620)
Prepaid expenses	(31,791)	-
Deposits	(7,000)	-
Accounts payable	537,619	143,563
Accrued liabilities	(32,467)	(36,804)
Accrued interest payable	373,839	-
Deferred revenue	10,462	(225)
Due to related parties	86,680	(28,724)
Net Cash used in Operating Activities	(478,620)	(2,123,807)

Cash Flows from Investing Activities
Purchases of equipment	(22,247)	(185,714)
Net Cash used in Investing Activities	(22,247)	(185,714)

Cash Flows From Financing Activities
Capital lease payments	(1,472)	-
Proceeds from issuance of convertible notes	596,501	-
Payment of deferred financing costs	(5,000)	-
Repayment of convertible note	(211,250)	-
Proceeds from sale of common stock and warrants	3,050	2,327,145
Proceeds from sale of preferred stock	234,000	-
Net cash provided by Financing Activities	615,829	2,327,145

Increase in cash	114,962	17,624
Cash, beginning of year	135,308	117,684
Cash, end of year	$250,270	$135,308

The accompanying notes are an integral part of these consolidated financial statements

VISCOUNT SYSTEMS, INC.

Consolidated Statements of Cash Flows, continued

(Expressed in Canadian Dollars)

For the years ended December 31, 2015 and 2014

	2015	2014

Supplementary Information:
Interest paid	$55,575	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Fair value of preferred shares issued as dividends	$28,796	$84,762
Unvested common stock issued to board members	$4,250	$-
Fair value on embedded conversion option from Series A share	$184,835
Fair value adjustment on Convertible Debt	$110,411
Common Shares cancelled and replace with Series A shares issued	$16,696
Deemed dividend in connection with exchange Convertible redeemable prefer A share to Convertible Demand A note	$2,713,707
Accretion of Series A convertible preferred stock to redemption value	$2,730,403	$-
Conversion from Series A shares to Series A Demand Notes	$3,035,082
Fair value of embedded conversion option from Series A Demand Notes	$1,916,078
Fair value of embedded conversion option from Series B Demand Notes	$288,332
Conversion of Series A shares to Common Stock	$-	$315,596

The accompanying notes are an integral part of these consolidated financial statements

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

1.	Nature of operations and going concern

Viscount Systems, Inc. (the “Company”) was incorporated on May 24, 2001 in the State of Nevada. The Company manufactures, distributes, and provides services for electronic premises access and security equipment primarily through its wholly owned Canadian subsidiary, Viscount Communication and Control Systems Inc.

The Company’s legacy business, consists of products and services for high rise residential and office buildings, generally described as telephone access. These products allow visitors to contact tenants or offices via a lobby device to gain entry. The Company has various brands in this marketplace, with high end products called MESH, and lower cost products called Enterphone, selling through dealers in Canada and the United States.

The Company’s Freedom Access Control software solution (“Freedom”) controls entry doors throughout a business, hospital, school, or other buildings, and prevents entry by persons unknown or staff attempting to enter at the wrong time of day.

As of December 31, 2015, the Company has an accumulated deficit of $16,258,801, a significant working capital deficit of $8,749,314, and reported a loss of $3,597,265. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

Based on its current financial position, the Company could be required to fund its operations on a month-to-month basis. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. Although management is confident that the Company can access sufficient working capital to maintain operations and ultimately generate positive cash flows from operations, the ability to sustain the current level of operations is dependent upon growing sales and achieving sustainable profits. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets and discontinue its operations.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, (“U.S. GAAP”) which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant accounting policies

The significant accounting policies adopted by the Company are as follows:

(a)	Principles of consolidation

The consolidated financial statements include accounts and results of the Company and its wholly-owned subsidiary, Viscount Communication and Control Systems Inc. (“VCCS”). Intercompany transactions and balances have been eliminated on consolidation.

(b)	Use of estimates

Management has made a number of estimates and judgments relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. GAAP. Significant areas involving estimates include the allowance for doubtful accounts, inventory obsolescence, the provision for future warranty costs, the estimated useful lives of equipment and intangible assets, the deferred tax valuation allowance, and assumptions used to determine the fair value of equity instruments, stock-based compensation and derivative liabilities. Actual results could differ materially from those estimates.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

2.	Significant accounting policies (continued)

(c)	Foreign currency translation

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

(d)	Concentration of Credit Risk

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity in three months or less when purchased to be cash equivalents. As of December 31, 2015 and 2014, the Company does not have any cash equivalents. As of December 31, 2015 and 2014, the short term investment with TD Canada bank was $55,000, held as collateral for the Company’s business credit cards contingency and classifies such amount as restricted cash on the accompanying consolidated balance sheet.

(f)	Allowance for Doubtful Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $97,249 and $181,529 as of December 31, 2015 and 2014, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made net 30 days after the product is delivered. If the financial conditions of customers were to materially deteriorate, an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

(g)	Accounts Receivable Factoring

On March 24, 2015, the Company entered into a one year agreement with a financing company to factor its trade accounts receivables on a recourse basis. The financing company offered a credit facility not to exceed $1,000,000 through the purchase of eligible accounts receivable at a discount rate of 3.65% of the face value of the purchased receivable plus 1/10% per day on any receivable outstanding after 35 days from the invoice date. Any amounts that remain unpaid 90 days after the initial invoice date, or any dispute raised by the customer will be repurchased by the Company or replaced by eligible receivables. Accordingly, the accounts receivable are retained on the Company’s balance sheet while advances from the financing company are recorded as accrued liabilities. Discounts provided and interest charged related to factoring of the accounts receivable, have been expensed on the accompanying consolidated statements of operations as interest expense. The factored invoices’ accounts receivable balance and its related accrued liabilities are cleared when the Company receives payment statements from the financing company.

(h)	Inventory

Raw materials, work in process and finished goods are stated at the lower of average cost and net realizable value. Cost includes direct labor utilized in production and an allocation of plant overhead.

As part of the valuation process, inventory reserves are established to state excess and slow-moving inventory at their estimated net realizable value. The valuation process for excess or slow-moving inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. Inventory reserves are periodically reviewed, reflecting current risks, trends and changes in industry conditions. When preparing these estimates, management considers historical results, inventory levels and current operating trends. In the event the estimates differ from actual results, inventory-related reserves may be adjusted and could materially impact the results of operations.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

2.	Significant accounting policies (continued)

(i)	Equipment

Equipment is stated at cost and depreciated over the estimated useful lives of the assets:

Asset	Basis	Rate
Automobile	declining balance	20%
Computer equipment	declining balance	30%
Leasehold improvements	declining balance	20%
Office furniture and equipment	declining balance	20%

(j)	Intangible assets

Intangible assets consist of intercom service agreements that are considered to have a finite useful life. They are recorded at cost, amortized on a straight line basis, and are reviewed annually for impairment. As of December 31, 2015, the intangible assets were fully amortized.

(k)	Impairment of long-lived assets

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

(l)	Revenue recognition

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

(m)	Research and development costs

Research and development costs have been expensed as incurred.

(n)	Derivative financial instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. These include derivative warrant liabilities and derivative conversion option liabilities. Subsequent changes to the estimated fair values are recorded in the consolidated statements of operations.

(o)	Net loss per share of common stock

Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to holders of the Company Common Stock, par value $0.001(“Common Stock”) by the weighted average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other instruments to issue Common Stock were exercised or converted into Common Stock. Potentially dilutive securities are excluded from the computation of diluted net earnings per share if their inclusion would be anti-dilutive and consist of the following:

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

2.	Significant accounting policies (continued)

	December 31
	2015	2014
Warrants	64,702,128	80,890,801
Options	12,791,450	11,752,075
Series A preferred stock	2,832,400	23,719,967
Series A Demand Notes and Series B Demand Notes and accrued interest	384,723,694	-
Total potentially dilutive shares	465,049,672	116,362,843

(p)	Stock-based compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated fair value of the award. For employees and directors, the award is measured on the grant date. For non-employees, the award is measured on the grant date and is then re-measured at each vesting date and financial reporting date. The Company recognize the estimated fair value of the award as compensation cost over the requisite service period of the award, which is generally the option vesting term. See “Sequencing Policy” below.

(q)	Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. As of December 31, 2015, certain preferred shares outstanding were segregated from derivatives on the Company’s consolidated Balance Sheet as they were subject to mandatory redemption. At December 31, 2014, since certain of the Company’s preferred shares contain redemption rights which were not solely within the Company’s control, the issuances of preferred stock were presented as temporary equity.

(r)	Common Stock Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own Common Stock (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own Common Stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in Common Stock (physical settlement or net-share settlement).

The Company assesses classification of its Common Stock warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company evaluated its free standing warrants to purchase Common Stock to assess their proper classification in the consolidated balance sheets as of December 31, 2015 and 2014 using the applicable classification criteria enumerated under U.S. GAAP and determined that the Common Stock purchase warrants should be classified as a derivative liability, as these warrants were denominated in U.S. dollars, while the functional currency of the Company is Canadian dollars. Therefore, each period, these U.S. denominated warrants must be re-valued.

(s)	Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2015 and 2014 were $32,161 and $11,980, respectively.

(t)	Shipping and Handling Costs

The Company policy is to provide free standard shipping and handling for most orders shipped during the year. Shipping and handling costs incurred are recognized in cost of sales. Such amounts aggregated $101,554 and $103,200 for the years ended December 31, 2015 and 2014, respectively. In certain circumstances, shipping and handling costs are charged to the customer and recognized in revenues. The amounts recognized in revenues for the years ended December 31, 2015 and 2014 were $85,939 and $67,100, respectively.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

2.	Significant accounting policies (continued)

(u)	Sequencing Policy

The Company has adopted a sequencing policy that reclassifies contracts from equity to assets or liabilities for those with the earliest inception date first. Future issuances of securities will be evaluated as to reclassification as a liability under the sequencing policy which will take the earliest date first until either all of the Common Stock underlying the Company’s Series A Convertible Redeemable Preferred Stock, (“Series A Shares”), are settled or expired.

(v)	Reclassifications

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

(w)	Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We have not yet determined the effect of the adoption of this standard and its impact on our consolidated financial position and results of operations.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitiy’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this pronouncement is not expected to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). Under ASU 2015-11 entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. We are currently evaluating the impact the adoption of ASU 2015-11 will have on our consolidated financial position, results of operations and cash flows.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year filer). Early application is permitted. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

3.	Accounts Receivable Factoring

As of December 31, 2015, invoices totaling, an aggregate of $205,164 had been factored. The Company’s accounts receivable are purchased by the financing company on a recourse basis. Accordingly, the accounts receivable are retained on the Company’s balance sheet while advances from the financing company are recorded as accrued liabilities. Discounts provided and interest charged related to factoring of the accounts receivable, totaled $11,321 have been expensed on the accompanying consolidated statements of operations as interest expense.

4.	Inventory

The Company’s inventory consists of the following:

	December 31, 2015	December 31, 2014
Raw materials	$806,659	$606,547
Work in process	88,682	25,683
Finished goods	261,018	218,434
Sub total	1,156,359	850,664
Allowance for obsolescence and shrinkage	(586,563)	(317,447)

Total	$569,796	$533,217

5.	Equipment

The Company’s equipment consists of the following:

December 31, 2015	Cost	Accumulated depreciation	Net book value

Automobile	$25,209	$7,059	$18,151
Computer equipment	178,860	130,803	48,056
Leasehold improvements	69,037	18,501	50,536
Office furniture and equipment	149,683	85,943	63,740
	$422,789	$242,306	$180,483

		Accumulated	Net book
December 31, 2014	Cost	depreciation	value

Automobile	$25,209	$2,521	$22,688
Computer equipment	171,635	112,941	58,694
Leasehold improvements	69,037	5,867	63,170
Office furniture and equipment	134,660	73,208	61,452
	$400,541	$194,538	$206,004

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

6.	Intangible assets

On May 16, 2003, the Company entered into an agreement for the purchase of certain assets of Telus Corporation (“Telus”). The assets comprised primarily of service agreements for a product sold by Telus known as “Enterphone 2000”. The Company had acquired certain service agreements for which it paid a total of $208,921. As at December 31, 2015 and 2014, the Company’s intangible assets net carrying value was $0 and $5,224, respectively.

7.	Due to related parties

Amounts due to directors for consulting fees and travel expenses totaled $91,683 and $5,003 as of December 31, 2015 and 2014, respectively.

8.	Short term loans payable

Amounts due to third parties totaled $114,536 for outstanding loans and advances as of December 31, 2015 and 2014. These are non-interest bearing, unsecured and have no fixed terms of repayment. Imputed interest on the notes is de minimis to the consolidated financial statements.

9.	Convertible Debt

On April 2, 2015, the Company received proceeds from the issuance of an 8% Convertible Promissory Note (the “Note”) aggregating approximately US $154,000 (CAD $192,500) after payment of deferred financing costs of US $4,000 (CAD $5,000). The Note matures in one year and had a principal amount of US $169,000 (CAD$211,250) and was convertible 180 days from the date of the Note at a conversion price equal to a 35% discount rate to the market price, subject to certain adjustments, including dilutive issuances. The Note was recorded net of an original issue discount of US $15,000 (CAD $18,750). The Note also contained certain early payment penalties, based on the date of prepayment. The Company determined that (a) the conversion option of the Note contained an anti-dilution provision whereby the exercise price can be adjusted based on certain new issuances; and (b) the Note is denominated in a currency other than the functional currency of the Company, the conversion option was valued using a binomial model and marked-to-market through June 30, 2015 with a change in fair value of CAD $110,411. The Company recorded amortization of the debt discount of US $37,699 (CAD $47,087) for the three months ended June 30, 2015. On June 30, 2015, the Company repaid the Note, accrued interest and a 20% prepayment penalty on the Note, with the total repayment aggregating US $206,133 (CAD $248,384). On the date of the repayment, the remaining debt discount and conversion option liability were marked to market and charged to earnings, resulting in a loss on settlement of the Note of US $53,101 (CAD $63,324).

10.	Revised Consolidated Financial Statements

During the preparation of the Form 10-Q for the three months ended March 31, 2015, the Company identified an issue with the presentation of the Series A convertible redeemable preferred stock (“Series A Shares”) as of December 31, 2014. The Series A Shares should be presented on the consolidated balance sheet outside of permanent equity since they are contingently redeemable for cash. There was no error in the accounting for the Series A Shares, other than the classification, and we believe this change in presentation has no material effect on the Company’s financial statements.

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

During the preparation of the Form 10-K for the year ended December 31, 2015, the Company identified an error with the number of restricted common stock issued to directors for services, total of 4,500,000 shares were presented on 10-Q for the six months ended June 30, 2015 and nine months ended September 30, 2015. The total actual number of restricted common shares issued to directors was 4,250,000 and total amount is $4,250. The Company has determined that quantitatively and qualitatively, the error has no material impact to the consolidated balance sheet as of December 31, 2015.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

11.	Series A convertible redeemable preferred stock and Senior Secured Convertible Demand Promissory A Note

On January 20, 2015, the Company erroneously issued 2,925,000 shares of common stock to an entity whose general partner is managed by a member of the Company’s Board of Directors (the “Board”) and the shares were then cancelled in February 2015 and replaced with 200 Series A convertible redeemable preferred stock (the “Series A Shares”) in exchange for cash proceeds of US$200,000 (CAD$234,000). The Series A Shares contain certain rights and preferences as follows:

● convertible into shares of common stock at the lower of US$0.07 per share, 85% of the previous twenty day volume weighted average pricing or 85% of the previous ten day volume weighted average pricing.

● dividends of 8% per annum, payable quarterly, in cash or Series A Shares.

● a holder of Series A Shares may not convert such Series A Shares into common stock exceeding either (i) 4.99% or (ii) 9.99% of the common stock outstanding unless such holder provides the Company with 61 days’ notice that this limitation shall be waived.

● no holder of Series A Shares shall be entitled to exercise more than 4.99% of the voting power of all of the Company’s outstanding common stock.

● registration rights to the holders of the Series A Shares that may be exercised in certain circumstances.

● holders of Series A Shares are entitled to be paid 125% of the stated value of the Series A Shares, plus all accrued, but unpaid dividends on Series A Shares, upon liquidation or dissolution of the Company, including forms of mergers and acquisitions, in priority to any payments to the holders of shares of common stock.

● holders of the Series A Shares may cause the Company to redeem the Series A Shares for 150% of their stated value, plus all accrued, but unpaid dividends on Series A Shares, upon the occurrence of a default, which includes being in default on any material contracts, securities, indebtedness, Articles of Incorporation and/or By-laws, delisting or late filing with the U.S. Securities and Exchange Commission.

Since the Series A Shares are redeemable in certain circumstances which are considered to be outside the control of the Company, such shares were classified as temporary equity at December 31, 2014. The Series A Shares were assessed under ASC 480 and the Company determined that the contingent redemption provisions associated with the financial instruments made them more akin to debt than equity. The Series A Shares are deemed to be a debt host contract because the embedded conversion option is not clearly and closely related to the host contract and, accordingly, the embedded conversion option is subject to bifurcation and separate evaluation. The conversion option has been bifurcated and the Company recorded its issuance date fair value of $184,835 (valued using the Binomial Lattice model) with the change in fair value recorded in the consolidated statements of operations at each reporting period.

In conjunction with this issuance of Series A Shares, the Company also issued 1,462,500 warrants, each exercisable into one share of common stock at CAD$0.16 per share for a period of five years, which are exercisable on a cashless basis. The Company determined that these warrants should be classified as equity and, accordingly, they were valued using the Black-Scholes model and the relative fair value of such warrants of $32,470 was allocated to additional paid-in capital and the residual proceeds associated with the Series A Shares were allocated to temporary equity because the preferred stock is contingently redeemable.

During the year ended December 31, 2015, the Company issued 82 Series A Shares representing Series A quarterly dividends. The embedded conversion options associated with the Series A Shares were valued using the Binomial Lattice model as they were denominated in USD currency and not in the Company’s reporting currency. The embedded conversion options associated with the Series A Shares were valued at $28,796 and was recorded as a derivative liability.

As the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 was not timely filed with the SEC (a “Redemption Event”), the Company is required to redeem the Series A Shares for 150% of their stated value if holders of 10% of the Stated Value (as defined in the Company’s Certificate of Designation, Preferences and Rights of the Series A Shares, as amended (the “Certificate”)) of the Series A Shares provide the Company with a written notice of redemption within sixty days after the Redemption Event becomes known to such holders (a “Redemption Request”). Accordingly, the Company recorded a $2,010,330 deemed dividend in order to accrete the Series A Shares up to its redemption value (150% of the stated value) in the quarter ended September 30, 2015. In addition, the balance of the Series A Shares of $16,696 was reclassified from the mezzanine presentation to a current liability. On November 3, 2015, the Company trued up the deemed dividend to $2,713,707 to accrete the Series A Shares up to their redemption value, which brought the total Convertible redeemable preferred stock balance to $2,730,403.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

11.	Series A convertible redeemable preferred stock and Senior Secured Convertible Demand Promissory A Note (continued)

On November 24, 2015 (the “Closing Date”), the Company consummated a series of transactions with three of its current preferred equity holders (the “Purchasers”) to raise $300,000 for the Company (the “Financing”). On the Closing Date, in consideration for consenting to the Financing and in exchange for their outstanding shares of Series A Shares, the Company issued to the Purchasers Senior Secured Convertible Demand Promissory A Notes (the “Series A Demand Notes”) in the aggregate principal amount of US $2,192,978 (CAD $2,874,117). As a result of the conversion from Series A Shares to Series A Demand Notes, the difference of $413,594 between the principal amount of Series A Demand Notes and the Convertible redeemable preferred stock balance as of November 3, 2015, was recognized as a loss of conversion on the consolidated statement of operations. At December 31, 2015, the Company revalued the note liability at the year end exchange rate and recorded a foreign currency exchange loss of $160,965.

As of December 31, 2015, 130 Series A Shares remained outstanding. The convertible redeemable preferred stock balance on the consolidated balance sheet was $269,880.

As of December 31, 2015, the balance of Series A Demand Note liability is $3,035,082. The following table presents a reconciliation to the balance of Series A Demand Note liability as of December 31, 2015.

Accretion of Series A convertible preferred stock to redemption value	$2,730,403
Convertible redeemable preferred stock balance	$(269,880)
Loss on conversion to Series A Demand notes	$413,594
Foreign currency loss on revaluation of note liability	$160,965
Balance of Series A Demand Notes as of December 31, 2015	$3,035,082

The interest rate of the Series A Demand Notes accrues at 14% per annum if all or any portion of the interest payable on the Series A Demand Notes is paid in cash (increasing to the lesser of 21% per annum and the highest amount permitted by applicable law in case of an event of default - refer to Note 13 about default penalty and waiver agreement), and it accrues at 5% for each 30 days if all or any portion of the interest payable on the Series A Demand Notes is paid in Series A Demand Note (increasing to 8% for each 30 days in case of an event of default); All principal, accrued, but unpaid interest and all other amounts due may be converted at the sole option of the holder, at a conversion price equal to sixty (60%) percent multiplied by (y) the lowest bid price (or sale price) of a share of Common Stock during the 20 consecutive Trading Days prior to the date of any conversion with the last Trading Day being the Trading Day immediately prior to the Trading Day the Holder informs the Company in writing by a Conversion Notice (as defined).

As of December 31, 2015, the Company accrued US $217,105 (CAD $300,473) interest payable to Series A Demand Note holders, at 5% for each 30 days on a compounded basis.

Due to the terms of the Series A Demand Note conversion option, the Company has determined that there is no expected life of the conversion option and accordingly the fair value of the conversion option is equal to the intrinsic value on the note issuance date. The conversion option has been revalued using the intrinsic value on December 31, 2015. During the year ended December 31, 2015, the Company recorded a total of $1,916,078 as a fair value of derivative liability on embedded conversion options from Series A Demand Notes issued in 2015.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

12.	Senior Secured Convertible Demand Promissory B Note - Financing

On November 9, 2015, the Company consummated a series of transactions with two of its current preferred equity holders (the “Purchasers”) to raise US $300,000 (CAD $399,000) for the Company. In consideration for US $300,000, the Company issued to the Purchasers Senior Secured Convertible Demand Promissory B Notes (the “Series B Demand Notes”) in the aggregate principal amount of US $330,000 with an original issue discount of US $30,000 (CAD $39,900) recorded as interest expense on the consolidated statement of operations. The associated legal and counsel fee of US $11,981 (CAD $15,934) was expensed on the consolidated statement of operations since the notes are due on demand. At December 31, 2015, the Company revalued the note liability at the year end exchange rate and recorded a foreign exchange loss of $17,820. As of December 31, 2015, the balance of Series B Demand Note liability is $456,720. The following table presents a reconciliation of the balance of Series B Demand Notes as of December 31, 2015.

Original cash proceeds from financing	$399,000
Original issue discount	$39,900
Foreign currency loss on revaluation of note liability	$17,820
Balance of Series B Demand Notes as of December 31, 2015	$456,720

The note is due and payable upon receipt of a written demand notice from the Purchasers and failure to repay the Series B Demand Note upon receipt of a written demand notice constitutes an event of default. The interest rate of the Series B Demand Note accrues at 8% for each 30 days that the Series B Demand Notes remain outstanding and the interest rate will be increased upon an event of default to the lesser of 21% per annum and the highest amount permitted by applicable law. Interest payments must be made quarterly and may be made in cash or in the form of Series B Demand Notes.

The Series B Demand Notes may be converted (subject to certain beneficial ownership limitations), at the option of the holder, into shares of the Company’s common stock at a conversion price equal to sixty percent (60%) multiplied by the lowest bid price (or lowest sale price, as the case may be) of a share of Common Stock during the 20 consecutive trading days prior to the date of any conversion. If a holder elects to convert the Series B Demand Note and the Company fails to deliver to the holder a certificate without a restrictive legend, the Company is required to pay the holder, in cash, as liquidated damages, for each $10,000 of conversion amount, $200 per trading day commencing the day after the date on which the shares were to have been delivered (increasing to $400 per trading day on the fifth (5th) trading day after such damages begin to accrue) for each trading day until the earlier of the date such certificates are delivered without restrictive legend or the holder rescinds the conversion.

As of December 31 2015, total payment in kind interest payable accrued is US $53,011 (CAD $73,366) recorded on the consolidated balance sheet and consolidated statement of operations.

Due to the terms of the Series B Demand Note conversion option, the Company has determined that there is no expected life of the conversion option and accordingly the fair value of the conversion option is equal to the intrinsic value on the note issuance date. The conversion option has been revalued using the intrinsic value on December 31, 2015. During the year ended December 31, 2015, the Company recorded total of $288,332 as the fair value of derivative liability on embedded conversion options from Series B Demand Notes issued in 2015.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

13.	Reservation of Authorized Shares

The Series A Demand Note and Series B Demand Note also require the Company to reserve from its authorized shares of Common Stock a number of shares of Common Stock sufficient to convert all of the Series A Demand Note and Demand B Note into shares of Common Stock. In order to do so, the Company has covenanted to increase its authorized shares of Common Stock to 3,000,000,000 shares as soon as possible. If the Company is unable to satisfy this covenant, the Company will owe to the note holders for each day that the Company has not cured each Breach including the first date of any Breach, an amount equal to 2% of the aggregate principal amount of the Series A Demand Note and Series B Demand Note plus all accrued but unpaid interest.

On March 30, 2016, the note holders agreed to waive any rights that they may have to declare a default, and to pursue any remedies or impose any penalties as applicable to Series A Demand Note and Series B Demand Note, effective December 3, 2015 and thereon, including the year ended December 31, 2015.

In consideration of this waiver, the Company agreed to file an Information Statement on Form 14A or Form 14C, as applicable, with the U.S. Securities and Exchange Commission and take all and any such action to cure the Subsequent Reserve Deficiency and the Subsequent Authorized Deficiency for the Notes (i) on or prior to the close of business on May 31, 2016 in the case of an Information Statement Schedule 14C filing or (ii) on or prior to the close of business on July 29, 2016 in the case of an Information Statement Schedule 14A filing. The penalties would be retroactive to the initial default date contained in the Notes if the increase of authorized shares cannot be completed by June 15, 2016 if no SEC comments to the Schedule14C are received and July 31, 2016, if SEC comments are received. There can be no assurance that the Company will be able to increase its authorized shares.

14.	Series B Preferred Stock

In connection with the issuance of the Series A and B Demand Notes, each holder of Series A Demand Notes or Series B Demand Notes, as applicable, received one share of Series B Preferred Stock (“B Shares”) for each $50,000 aggregate principal amount of the applicable notes. As long as the B Shares are issued and outstanding, the B Shares shall be entitled to vote with respect to any matter upon which the holders of the Common Stock have the right to vote (and/or consent if a written consent of shareholders is being sought) with the holders of 50.01% of the then aggregate principal amount of Notes and Other Notes outstanding being entitled to vote all Series B Stock then outstanding, with the Series B Stock being entitled to eighty (80%) percent of the total votes of Common Stock at each election and/or written consent of stockholders regardless of how many Series B Stock and/or shares of Common Stock are then issued and outstanding (and to call and/or to constitute a quorum for a shareholders’ meeting of the holders of the Common Stock).

As of December 31, 2015, the Company issued total of 50.46 shares of Series B Preferred Stock, par value $0.001 per share. Per the Certificate of Designation these shares are not entitled to dividends, have no liquidation preference, are not convertible and have no other special rights other than to provide voting control to the note holders. Furthermore, there was no separate consideration received by the Company that could be measured. The Company has determined that the value of any debt discount would be de minimus to the consolidated financial statements.

15.	Fair Value of Financial Instruments

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

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The assessed level that a financial asset or liability will carry is determined by the Company’s Principal Financial Officer under management of the Principal Executive Officer.

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

15.	Fair Value of Financial Instruments (Continued)

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

A summary of the Company’s Level 3 derivative liabilities for the years ended December 31, 2015 and 2014 is as follows:

Balance, December 31, 2013	$5,118,453
Fair value change of derivative liabilities	(3,160,272)
Fair value of embedded conversion options in preferred shares issued as dividends	84,762
Fair value of warrants issued and extended	1,095,294
Other reclassification to derivative liability	35,977
Conversion of preferred shares to Common Stock	(315,596)
Balance, December 31, 2014	2,858,618
Fair value change of derivative liabilities	(1,003,401)
Fair value of embedded conversion option from Series A Demand Notes issued in 2015	1,916,078
Fair value of embedded conversion option from Series B Demand Notes issued in 2015	288,332
Fair value of embedded conversion option from 200 Series A Preferred Shares issued in February 2015	184,835
Fair value of embedded conversion options in preferred shares issued as dividends	28,796
Fair value adjustment on Convertible Debt	110,410

Balance, December 31, 2015	$4,383,668

The derivative liabilities consist of fair value of certain share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company, as well as embedded conversion options in Series A Share dividends.

The fair value of the warrants and embedded conversion options were determined using the Black-Scholes option pricing model and the Binomial Lattice model depending on their characteristics, using the following current market assumptions for the years ended December 31, 2015 and 2014:

December 31,
	2015	2014
Volatility	99.97% - 125.76%	92% - 176%
Risk-free interest rate	0.65% - 1.76%	0.44% - 1.73%
Contractual term	0.17 - 5.00 yrs	1.84 - 5.00 yrs

The significant assumptions used during the year to estimate the fair value included an expected term (based on the history of exercises and forfeitures) and volatility (based on the historical volatility with a look-back period equivalent to the expected term).

Certain derivative liabilities contain other provisions such as ratchet rights on conversion option prices and warrant exercise prices. Under US GAAP, if the terms of a contingent option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion option is adjusted, an issuer shall wait until the contingent event occurs and then compute the resulting liability.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

For the years ended December 31, 2015 and 2014

16.	Capital stock

During the year ended December 31, 2014, the Company issued total common shares of 25,113,327 at a price of US$0.09 per share for total cash proceeds of US $2,260,200. The Company also issued a total of 12,556,654 warrants, each warrant exercisable to acquire an additional share of the Common Stock at an exercise price of US$0.20 per share for a period of five years from the closing date. In connection with the offerings, the Company paid to a registered broker-dealer a commission of US$106,604 in cash and share purchase warrants to acquire 1,184,487 shares of Common Stock at a price of US$0.09 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis. Upon issuance of the common stock and warrants, $799,399 were allocated to the warrants and recorded as a derivative liability and the balance, net of share issuance costs, was allocated to Common Stock and additional paid-in capital. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions; volatility of 176%; a dividend yield rate of 0%; a risk-free interest rate of 0.90% and an expected life of five years and allocated on a relative basis.

On March 6, 2015, the Company completed a private placement of 37,655 shares of common stock at a price of CAD$0.08 per share for proceeds of CAD$3,050.

On May 19 2015, members of the Board were awarded shares of Common Stock, (the “Restricted Common Stock”) valued as compensation for performing Board activities. The Restricted Common Stock will vest one year from the issuance date. Total number of Resticted Common Stock aggregate of 4,250,000 shares valued at the stock price on May 19, 2015, and the valued amount of $159,211 are to be expensed over the vesting period. As of December 31, 2015, total of $98,166 valued amount was amortized to the stock based compensation expense, the unamortized value of the Restricted Common Stock is $61,045, which will be expensed over the remaining amortization period of 4.6 months.

Stock Options

On January 2, 2013, the Company’s 2003 Stock Option Plan expired. 1,350,000 shares of Common Stock are issuable pursuant to those options issued under the 2003 Stock Option Plan. As of December 31, 2015, 11,441,450 stock options were granted after January 2, 2013.

On May 19, 2015, the Company granted ten-year options to two employees, one to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of US$0.02 vested upon grant date and the other to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of US$0.04, vesting six months from the grant date. The options had an aggregate grant date fair value of $8,225 which will be recognized proportionate to the vesting period.

On September 30, 2015, the Company granted its interim CEO 1,000,000 stock options at an exercise price of US$0.02, which shall vest at the rate of 25% after six months after his start date (the “Start Date”), another 25% after one year after the Start Date and the remaining 50% two years after the Start Date. The options had an aggregate grant date fair value of $23,950 which will be recognized proportionate to the vesting period.

A summary of stock option activity is as follows:

		Weighted		Weighted
	Number of	Average Exercise		Average Remaining Life	Aggregate Intrinsic
	Options	Price		In Years	Value
Outstanding at January 1, 2014	1,629,375	US$	0.08
Employee Options Granted	10,561,450	US$	0.10
Cancelled	(438,750)	US$	0.10
Outstanding at December 31, 2014	11,752,075	US$	0.09
Employee Options Granted	1,400,000	US$	0.02
Forfeited	(250,000)	US$	0.09
Expired	(110,625)	US$	0.10
Outstanding at December 31, 2015	12,791,450	US$	0.08	3.73	$-

Exercisable at December 31, 2015	11,791,450	US$	0.09	2.96	$-

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2015

16.	Capital stock (Continued)

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at annual rates ranging from 0% to 5% for options granted during the years ended December 31, 2015 and 2014. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The fair value of the options granted during the years ended December 31, 2015 and 2014 were determined using the Black-Scholes option pricing model using the following current market assumptions:

	2015	2014
Volatility	80% - 140%	79.5% - 140%
Risk free interest rate	0.28% - 0.98%	0.97% - 1.55%
Expected life	1.5yrs - 9.5yrs	2yrs - 3.5yrs

The significant assumptions used during the year to estimate the fair value included an expected term (based on the history of exercises and forfeitures) and volatility (based on the historical volatility with a look-back period equivalent to the expected term).

The weighted average grant date fair value of the options granted during the years ended December 31, 2015 and 2014 were $0.02 and $0.08 per option, respectively.

A summary of the stock options outstanding and exercisable at December 31, 2015 is as follows:

		Outstanding	Exercisable	Remaining
		Number of	Number of	Contractual Life
Exercise Price		Options	Options	in years
US$	$0.02	1,150,000	150,000	9.4
US$	$0.04	250,000	250,000	9.4
US$	$0.08	1,350,000	1,350,000	0.3
US$	$0.09	10,016,450	10,016,450	3.4
US$	$0.10	25,000	25,000	1.5
		12,791,450	11,791,450	2.96

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2015

16.	Capital stock (continued)

During the years ended December 31, 2015 and 2014, the Company recorded stock based compensation expense related to the stock options granted to employees of $8,225, and $924,189, respectively.

Warrants:

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

On April 16, 2014, the Company extended the term of 4,162,650 warrants issued as part of a private placement that closed on April 16, 2007 and expired on April 16, 2012, for a period of three years expiring April 16, 2017. Each warrant is exercisable to acquire an additional share of the Company at an exercise price of US$0.09 per share. The grant date fair value of these warrants was $366,120 using the Black-Scholes option pricing model.

On May 20, 2014, pursuant to the adjustment, the Company issued to investors of an Offering a total of 749,998 shares of common stock with a fair value of $75,000 and 374,996 warrants, each warrant exercisable to acquire an additional share of the Company at an exercise price of US$0.18 per share for a term of two years expiring May 17, 2016. The grant date fair value of these warrants was $24,605 using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; volatility of 81%; risk-free interest rate of 0.8%; and a dividend rate of 0%.

On July 4, 2014, the Company extended the term of 2,500,000 warrants issued as part of a professional service agreement in 2011 and expired on June 22, 2014 for a period of a further two years expiring June 22, 2016. Each warrant is exercisable to acquire an additional share of the Company at an exercise price of US$0.065 per share. The fair value of these warrants is $181,877 using the Black-Scholes option pricing model.

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

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2015

16.	Capital stock (continued)

On January 20, 2015, the Company issued 1,462,500 warrants in conjunction with the issuance of Series A shares, each exercisable into one share of common stock at CAD$0.16 per share for a period of five years, which are exercisable on a cashless basis. The Company determined that these warrants should be classified as equity and, accordingly, they were valued using the Black-Scholes model and the relative fair value of such warrants of $32,470 was allocated to additional paid-in capital and the residual proceeds associated with the Series A Shares were allocated to temporary equity because the preferred stock is contingently redeemable.

On February 18, 2015, the Company issued a total of 18,827 warrants of which 10,852 warrants were issued to an investor in connection with the common stock and 7,975 warrants to a Board member, to acquire Company stock at an exercise price of CAD$0.16 per share for a period of five years from the closing date. The warrants may be exercised on a cashless basis. These warrants were valued using a Binomial Model resulting in a compensation expense of $909.

On May 1, 2015, the Company entered into a six month engagement agreement with a service provider pursuant to which the Company issued an immediately vested, five year warrant to purchase 330,000 shares of common stock at an exercise price of US $0.05 per share, valued using Binominal option pricing model, valued at $4,272.

The fair values of the warrants granted in the years ended December 31, 2015 and 2014 were determined using the Black-Scholes option pricing model or Binomial option pricing model using the following current market assumptions:

	2015	2014
Volatility	99.97% - 125.76%	86% - 163%
Risk free interest rate	0.65% - 1.76%	0.52% - 1.7%
Expected life	0.17 yrs - 5 yrs	1.4 yrs - 3.55 yrs

The significant assumptions used during the year to estimate the fair value of compensation warrants included an expected term (based on the history of exercises) and volatility (based on the historical volatility with a look-back period equivalent to the expected term).

The weighted average grant date fair value of the compensation warrants granted during the years ended December 31, 2015 and 2014 was $0.14 and $0.12 per warrant, respectively.

A summary of warrant activity is as follows:

		[1]		Weighted
		Weighted		Average	Aggregate
	Number of	Average		Remaining Life	Intrinsic
	Warrants	Exercise Price		In Years	Value
Outstanding at January 1, 2014	58,672,014	US$	0.09
Issued in private placement transactions	18,278,787	US$	0.20
Issued as compensation warrants	4,940,000	US$	0.09
Expired	(1,000,000)	CAD$	0.10
Outstanding at December 31, 2014	80,890,801	CAD$	0.12
Issued in private placement transactions	1,462,500	CAD$	0.16
Issued as compensation warrants	348,827	CAD$	0.14
Expired	(18,000,000)	CAD$	0.09
Outstanding at December 31, 2015	64,702,128	CAD$	0.14	1.67	$-
Exercisable at December 31, 2015	64,702,128	CAD$	0.14	1.67	$-

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2015

16.	Capital stock (continued)

[1] For the year ended December 31, 2015 US$ denominated warrants are reflected in their CAD$ equivalents.

The value of the private placement warrants have not been separately valued as the value would remain in additional paid in capital, with the exception of warrants classified as derivatives (Note 15).

A summary of the warrants outstanding and exercisable at December 31, 2015 is as follows:

			Weighted Average
			Remaining
Weighted Average			Contractual Life
Exercise Price		Warrants	in years
CAD$	0.065	2,500,000	0.48
CAD$	0.080	3,600,000	0.17
CAD$	0.090	975,000	1.93
CAD$	0.160	1,481,327	4.01
US$	0.050	17,272,014	1.54
US$	0.080	7,350,000	0.17
US$	0.090	4,937,650	1.55
US$	0.095	500,000	3.74
US$	0.100	7,690,000	2.38
US$	0.180	3,749,996	0.38
US$	0.200	14,646,141	2.88
CAD$	0.147	64,702,128	1.67

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2015

17.	Income taxes

The provision for income taxes differs from the amount that would have resulted in applying the combined Canadian and United States statutory income tax rates as follows:

For the year ended December 31, 2015:

	US	CANADA	TOTAL
Net loss before income tax	$(1,340,216)	$(2,257,049)	(3,597,265)
Statutory income tax rate	36.03%	26%	36.03%
Expected income tax expense (recovery) at statutory income tax rate	(482,904)	(586,833)	(1,296,095)
Difference due to rate differential			226,358
Non-deductible expenses and other items	566,732	(9,059)	(557,673)
Change in valuation allowance	(83,828)	595,892	512,064
Income tax expense	$-	$-	$-

For the year ended December 31, 2014:

	US	CANADA	TOTAL
Net loss before income tax	$2,707,847	$(3,623,228)	$(915,381)
Statutory income tax rate	36.03%	26%	36.03%
Expected income tax expense (recovery) at statutory income tax rate	(975,686)	(942,039)	(329,828)
Difference due to rate differential			363,475
Non-deductible expenses and other items	(1,243,453)	(234,916)	(1,478,369)
Change in valuation allowance	267,767	1,176,955	1,444,722
Income tax expense	$-	$-	$-

Temporary differences that give rise to the following deferred income tax assets are as follows:

As of December 31, 2015:

	US	CANADA	TOTAL
Equipment	$-	$34,208	$34,208
Financing Fees	27,024		27,024
Stock-based Compensation	135,993	441,067	577,060
Intangible assets	-	27,984	27,984
Investment tax credits (non-refundable)	-	1,273,662	1,273,662
Net operating loss carry forward	49,202	1,706,402	1,755,604
Research and development costs	-	817,192	817,192
Warranty and other reserve provisions	-	34,358	34,358
Gross deferred income tax assets	212,219	4,334,873	4,547,092
Valuation allowance	(212,219)	(4,334,873)	(4,547,092)
Net deferred income tax assets		$-	$-

As of December 31, 2014:

	US	CANADA	TOTAL
Equipment	$-	$30,496	$30,496
Financing Fees	27,024	-	27,024
Conversion option on Series A Warrants	106,646	-	106,646
Stock-based Compensation	135,993	413,395	549,388
Intangible assets	-	25,679	25,679
Investment tax credits (non-refundable)	-	1,371,512	1,371,512
Net operating loss carry forward	26,385	988,733	1,015,118
Research and development costs	-	872,644	872,644
Warranty and other reserve provisions	-	36,522	36,522
Gross deferred income tax assets	296,047	3,738,981	4,035,028
Valuation allowance	(296,047)	(3,738,981)	(4,035,028)
Net deferred income tax assets		$-	$-

The Company is in the process of filing its US federal and state tax returns for the years ended December 31, 2014 and 2015, as well as its Canadian tax return for the year ended December 31, 2015. The Net Operating Losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2015, the Company has loss carry-forwards of approximately $5,814,000 which will expire over a period up to 2035, substantially all of which relate to the Canadian jurisdictions.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s NOL carry forwards could be limited in the event of a change in ownership. The Company has not yet determined if a Section 382 change has occurred, however a potential Section 382 change may have taken place or may take place in the future.

The Company has non-refundable federal investment tax credits of approximately $822,000 which will expire over a period up to 2035 and provincial investment tax credits of approximately $52,000, which will expire over a period up to 2025.

The Company has unutilized scientific research and development costs of approximately $3,143,000 which may be available to reduce taxable income and income taxes payable in future years. Management has determined that the realization of the potential deferred tax assets resulting from these tax pools and other temporary differences is uncertain at this time, and cannot be viewed as more likely than not. Accordingly, the Company has assessed a full valuation allowance for the potential deferred tax asset.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2015

17.	Income taxes (Continued)

The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

The Company recognizes its tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed that do not meet these recognition and measurement standards. As of December 31, 2015 and 2014, the Company has determined that no liability is required to be recognized.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were required to be accrued at December 31, 2015 and 2014. Further, the Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease during the next twelve months.

The Company files income tax returns in the U.S. Federal, various state and local, and Canadian tax jurisdictions, and such returns are subject to examination. The Canadian returns for the year ended December 31, 2015 were examined and such review resulted in some of the previously claimed expenditures and credits being disallowed, and also increased certain non-capital loss balances.

18.	Commitments and contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2015 and 2014.

Legal Settlement

Viscount filed a Notice of Civil Claim in the Supreme Court of British Columbia against Stephen Pineau, its former President, CEO and director on November 19, 2014 alleging that during the term of his employment, Mr. Pineau had misappropriated certain company funds. The Company sought damages for breach of contract and fiduciary duty, equitable relief, including restitution and recovery of company funds owed, special, aggravated and punitive damages, as well as interest and costs, including special costs. Mr. Pineau denied these allegations, and on January 2, 2015, filed a counterclaim alleging that the Company owed him compensation for wrongful termination, bad faith damages, compensation he claimed he is owed by the Company, unpaid director’s fees and expenses. Viscount denied these allegations and asserted that Mr. Pineau’s termination, while initially without cause, was changed for cause post-termination once the Company discovered evidence of Mr. Pineau’s alleged misappropriation.

As of December 31, 2015, the Company and its former CEO, Stephen Pineau have come to general terms of an agreement to resolve their outstanding law claim. The parties fully and finally settle all issues between them, including but not limited to Mr. Pineau’s employment and its termination, directorship and its termination, options and shareholdings, as well as the facts and matters plead in the action referenced above, on a mutual and without-costs basis.

Both parties executed the consent order dismissing the claim and counterclaim as if there had been a trial on the issues with no costs payable to either party and agreed to take all actions and steps necessary to have it filed with the Vancouver Registry.

The Company will re-issue 3,000,000 stock options to Mr. Pineau on the same terms and at the same exercise price as those that expired in December 2013, being $0.04 CAD, except with the expiry date extended by five years (expiring in December, 2018). Accordingly, the Company valued the 3,000,000 stock options using Black-Scholes Model, accrued the stock-based compensation expense, related to the litigation liabilities of $24,627 in the year ended December 31, 2015.

The Company will extend Mr. Pineau’s 3,000,000 warrants exercisable at $0.08 CAD per share, which expired December 23, 2015 until December 23, 2018. Accordingly, the Company valued the 3,000,000 extended warrants using Black-Scholes Model, accrued the stock-based compensation expense, related to litigation liabilities of $18,476 in the year ended December 31, 2015.

As of December 31, 2015 and through the date of this report, such options and warrants have not been issued.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2015

18.  Commitments and contingencies (continued)

Capital Leases

Future minimum lease payments, by year end in the aggregate, under capital leases, as of December 31, 2015, are as follows:

For year ending December 31,	Lease payments
2016	$17,876
2017	$9,888
Total	$27,764
Less: Amount representing interest	$(1,769)
Present value of future lease payments	$25,995
Less: Current portion	$(16,348)
Long term portion	$9,647

As of December 31, 2015, the equipment under capital lease has a net book value of $34,216, the depreciation of assets held under capital leases in the amount of $6,167 and $3,274 are included in depreciation expense for the years ended December 31, 2015 and 2014, respectively.

Operating Leases

Rent expense, including the insurance charge, included in the consolidated statements of operations for the year ending December 31, 2015 and 2014 were $144,556 and $142,151, respectively. The Company has renewed the lease agreement, from June 1, 2016 to May 31, 2017. Future minimum lease payments, by year end under the operating leases are as follows:

For year ending December 31,	Lease payments
2016	$113,172
2017	$47,155
Total	$160,327

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2015

19.	Segment information

(a)	Operating segments:

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

The following table summarizes financial information about the Company’s business segments for the years ended December 31, 2015 and 2014.

2015	Manufacturing	Servicing	Total
Sales to external customers	$5,076,833	$1,060,655	$6,137,488
Depreciation and amortization	$48,451	$4,541	$52,992
Segment operating (loss) income	$(1,687,102)	$481,669	$(1,205,433)
Total assets	$1,636,103	$25,209	$1,661,312

2014	Manufacturing	Servicing	Total
Sales to external customers	$3,631,777	$1,137,521	$4,769,298
Depreciation and amortization	$29,406	$20,892	$50,298
Segment operating (loss) income	$(4,409,916)	$339,939	$(4,069,977)
Total assets	$1,567,340	$30,443	$1,597,773

The Company maintained certain specific accounts to record servicing segment related revenue and cost of sales. Certain operating costs were tracked to servicing segment directly. Most operating expenses were allocated based on the number of employees from servicing segment out of the total number of employees from the Company. The operating expenses allocation percentage for servicing segment were 11% and 15% for the year ended December 31, 2015 and 2014, respectively.

2014 operating income has been reclassified between servicing and manufacturing segments to conform to the presentation for the year of 2015. There was no impact on previous reported net loss.

(b)	Of the total sales for the years ended December 31, 2015 and 2014, $2,883,553 and $1,194,401, respectively, were derived from U.S.-based customers. Total sales $3,247,754 and $3,574,897, respectively, were derived from Canadian-based customers. Substantially all of the Company’s operations, assets and employees are located in Canada.

(c)	Major customers:

During the year ended December 31, 2015, one customer comprised approximately $726,000 or 12% of the Company’s total sales. The Company had no such concentrations in 2014. As of December 31, 2015, there was no accounts receivable due from this customer.

(d)	Products:

Enterphone/MESH sales represented 39% and 42% of total revenue during the years ended December 31, 2015 and 2014, respectively. Freedom sales represented 44% and 35% of total revenue during the years ended December 31, 2015 and 2014, respectively. The balance of the Company’s revenues are derived from other products such as access tracking and control, closed circuit monitors, infrared and radio frequency remotes and servicing of intercom equipment.

VISCOUNT SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

December 31, 2015

20.	Subsequent Events

Subsequent to December 31, 2015, the Company created a special committee to explore sale options to market its service business.

On March 31, 2016, the Company issued 2.6 shares of Series A Stock as dividends to the Series A shareholder.

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. Based upon that evaluation, the Company did not identify any recognized or non- recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.