Form 10-Q
period 2016-03-31
VISCOUNT SYSTEMS INC
filed 2016-05-23
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number: 000-49746

VISCOUNT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0498181
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	I.D. No.)

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

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 130,297,236 shares of common stock as at May 20, 2016.

VISCOUNT SYSTEMS, INC

PART I. FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Terms such as “we believe”, “we expect” or “we project”, and similar terms, are examples of forward looking statements that we may use in this report. Such statements also relate to the sales trends of our Enterphone 2000, EPX (previously named Enterphone 3000), Freedom, Liberty, and MESH product lines, general revenues, income, the number of new construction projects or building upgrades that may generate sales of our products, and in general the market for our products. Any projections herein are based solely on our management’s views, and were not prepared in accordance with any accounting guidelines applicable to projections. Accordingly, these forward looking statements are intended to provide the reader with insight into our management’s proposals, expectations, strategies and general outlook for our business and products, but because of the risks associated with those statements, including those described herein and in our annual report, readers should not rely upon those statements in making an investment decision. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements. As used herein, the “Company”, “Viscount”, “we”, “us”, “our” and words of similar meaning refer to Viscount Systems, Inc.

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at March 31, 2016, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.3005 for USD$1.0000 or CAD$1.0000 for USD$0.7690.

Part I. Financial Information

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Expressed in Canadian dollars)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$51,796	$250,270
Short term investments	55,000	55,000
Trade accounts receivable, net	542,443	506,264
Prepaid expenses	40,724	31,791
Inventory	461,689	569,796
Current assets held for sale	37,135	59,317
Total Current Assets	1,188,787	1,472,438
Equipment - net	162,256	162,332
Deposits	8,391	8,391
Long-term assets held for sale	17,243	18,151
Total Assets	$1,376,677	$1,661,312

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$974,431	$900,211
Accrued liabilities	592,947	532,003
Capital lease obligation - current portion	16,687	16,348
Deferred revenue	28,978	47,780
Due to related parties	134,583	91,683
Loans payable	114,536	114,536
Interest payable - Convertible Debt	982,039	373,841
Notes liability - Convertible Debt	3,279,871	3,491,802
Derivative liabilities	3,635,121	4,383,668
Convertible redeemable preferred stock	269,880	269,880
Total Current Liabilities	10,029,073	10,221,752
Capital lease obligation - non-current	5,346	9,647
Total Liabilities	10,034,419	10,231,399

Commitments and contingencies

Convertible redeemable preferred stock - US$0.001 par value; 20,000,000 shares authorized:	-	-
Series A convertible redeemable preferred stock, stated value $1,000; 132 and 130 shares outstanding at March 31, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $132,436 and $130,000 as of March 31, 2016 and December 31, 2015, respectively

Stockholders’ Deficit
Series B Preferred Stock, par value $0.001 per share. 50 shares issued and outstanding at March 31, 2016 and December 31, 2015.	1	1
Common stock, par value US$0.001 per share, 300,000,000 shares authorized, 130,297,236 shares issued, 126,047,236 shares outstanding at March 31, 2016 and December 31, 2015	130,297	130,297
Additional paid-in capital	7,610,096	7,558,416
Accumulated deficit	(16,398,136)	(16,258,801)
Total Stockholders’ Deficit	(8,657,742)	(8,570,087)
Total Liabilities and Stockholders’ Deficit	$1,376,677	$1,661,312

The accompanying notes are an integral part of these condensed consolidated financial statements

VISCOUNT SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(Expressed in Canadian dollars)

For the three months ended March 31, 2016 and 2015

(Unaudited)

	Three months ended
	March 31
	2016	2015

Sales	$981,878	$1,054,480
Cost of sales	451,799	563,663
Gross profit	530,079	490,817

Operating expenses:
Selling, general and administrative	849,554	879,860
Research and development	236,502	189,215
Total operating expenses	1,086,056	1,069,075

Operating loss	(555,977)	(578,258)

Other income (expense):
Interest income	3	10
Interest expense	(635,460)	-
Foreign exchange gain on revaluation of notes liability	211,930	-
Change in fair value of derivative liabilities	757,176	621,373
	333,649	621,383

(Loss) income from continuing operations	(222,328)	43,125
Income from discontinued operations of servicing business, net of tax	82,993	96,728
Net (loss) income	(139,335)	139,853

Preferred stock:
Series A convertible - contractual dividends	(3,131)	(18,696)

Net (loss) income attributable to common stockholders	$(142,466)	$121,157

Per share data:
Continuing operations	$(0.00)	$0.00
Discontinued operations	$0.00	$0.00
Net (loss) income attributable to common stockholders – basic and diluted	$0.00	$0.00

Weighted average number of shares of common stock outstanding:
Basic and diluted	126,047,236	126,026,928

The accompanying notes are an integral part of these condensed consolidated financial statements

VISCOUNT SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net (loss) income	$(139,335)	$139,853
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations	(82,993)	(96,728)
Depreciation and amortization	9,678	10,685
Recovery of uncollectible receivables	(3,782)	(66,607)
Recovery of inventory obsolescence	(51,488)	-
Change in fair value of derivative liabilities	(757,176)	(621,373)
Stock based compensation	54,811	908
Foreign exchange gain on revaluation of notes liability	(211,931)
Fair value of warrants issued	5,498	-
Changes in operating assets and liabilities:
Accounts receivable	(32,397)	(80,092)
Inventory	159,595	(21,866)
Prepaid expenses	(8,933)	-
Accounts payable & accrued liabilities	135,164	361,296
Notes interest payable	608,198	-
Deferred revenue	(18,802)	(7,723)
Due to related parties	42,900	12,640
Net Cash used in operating activities from continuing operations	(290,993)	(369,007)
Net Cash provided by operating activities from discontinued operations	106,083	124,310
Net Cash used in Operating Activities	(184,910)	(244,697)

Cash Flows from Investing Activities
Purchases of property and equipment	(9,602)	(1,371)
Net cash used in investing activities	(9,602)	(1,371)

Cash Flows from Financing Activities
Capital lease payments	(3,962)	(2,490)
Proceeds from sale of common stock and warrants	-	3,050
Proceeds from sale of preferred stock	-	234,000
Net cash (used in) provided by financing activities	(3,962)	234,560

Decrease in cash	(198,474)	(11,508)
Cash, beginning of period	250,270	135,308
Cash, end of period	$51,796	$123,800

Supplementary Information:
Interest paid	$4,572	$-

Non-cash investing and financing activities:
Fair value of preferred shares issued as dividends	$3,131	$18,696
Fair value of warrants issued	$5,498	$-
Fair value of embedded conversion option from Series A shares	$-	$184,835

The accompanying notes are an integral part of these condensed consolidated financial statements

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

1.	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and from Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete set of annual financial statements. These financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company filed on Form 10-K for the year ended December 31, 2015. The operating results for the periods presented are not necessarily indicative of the results that will occur for the year ending December 31, 2016 or for any other period.

The financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, are necessary for the fair presentation of the financial information in conformity with U.S. GAAP.

2.	Nature of operations and going concern

Viscount Systems, Inc. (the “Company”) was incorporated on May 24, 2001 in the State of Nevada. The Company manufactures, distributes, and provides services for electronic premises access and security equipment primarily through its wholly owned Canadian subsidiary, Viscount Communication and Control Systems Inc.

The Company’s legacy business consists of products and services for high rise residential and office buildings, generally described as telephone access. These products allow visitors to contact tenants or offices via a lobby device to gain entry. The Company has various brands in this marketplace, with high end products called MESH, and lower cost products called Enterphone, selling through dealers in Canada and the United States.

The Company’s Freedom Access Control software solution (“Freedom”) controls entry doors throughout a business, hospital, school, or other buildings, and prevents entry by persons unknown or staff attempting to enter at the wrong time of day.

As of March 31, 2016, the Company has an accumulated deficit of $16,398,136, a working capital deficit of $8,840,286 and reported a loss of $139,335 for the three months ended March 31, 2016. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

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

The condensed consolidated financial statements include accounts and results of the Company and its wholly-owned subsidiary, Viscount Communication and Control Systems Inc. (“VCCS”). Intercompany transactions and balances have been eliminated on consolidation.

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

(c)	Reportable segment

Prior to January 1, 2016, the Company organized its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and door access control systems. As a result of the Company’s decision to sell its servicing business, the Company will discontinue its servicing business and operate in one segment, the manufacturing business. During the three months ended March 31, 2016, the Company has reclassified its servicing business as a discontinued operation on the accompanying condensed consolidated financial statements (see Note 13).

(d)	Discontinued operations

The Company accounted for its decision to sell its servicing business as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Accounting for Impairment or Disposal of Long-Lived Assets, and ASC 205, Presentation of Financial Statements,” which requires that only a component of an entity or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

(e)	Foreign currency translation

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

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

3.	Significant accounting policies (continued)

(f)	Allowance for doubtful accounts

Accounts receivable are shown net of an allowance for doubtful accounts of $93,467 and $97,249 as of March 31, 2016 and December 31, 2015, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made net 30 days after the product is delivered. If the financial conditions of customers were to materially deteriorate, an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

(g)	Net loss per share of common stock

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

	March 31
	2016	2015
Warrants	53,752,128	82,372,128
Options	12,991,450	11,692,075
Series A preferred stock	3,130,695	27,156,802
Series A Demand Notes and Series B Demand Notes and accrued interest	546,398,752	-
Total potentially dilutive shares	616,273,025	121,221,005

(h)	Sequencing Policy

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

(i)	Recently issued accounting pronouncements

In March 2016, the FASB issued ASU, No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

4.	Accounts Receivable Factoring

As of March 31, 2016, invoices totaling an aggregate of $244,874 had been factored. The Company’s accounts receivable are purchased by the financing company on a recourse basis. Accordingly, the accounts receivable are retained on the Company’s balance sheet while advances from the financing company are recorded as accrued liabilities. Discounts provided and interest charged related to factoring of the accounts receivable totaled $3,494 and have been expensed on the accompanying condensed consolidated statements of operations as interest expense.

5.	Inventory

Inventory consists of the following:

	March 31, 2016	December 31, 2015
Raw materials	$654,941	$806,659
Work in process	59,587	88,682
Finished goods	282,237	261,018
Sub total	996,765	1,156,359
Reserve for obsolescence and shrinkage	(535,076)	(586,563)
Total	$461,689	$569,796

6.	Due to Related Parties

Amounts due to directors for consulting fees and travel expenses totaled $134,583 and $91,683 as of March 31, 2016 and December 31, 2015, respectively.

7.	Series A convertible redeemable preferred stock

As the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 was not timely filed with the SEC (a “Redemption Event”), the Company is required to redeem its Series A convertible redeemable preferred stock (the “Series A Shares”) for 150% of their value if holders of 10% of the Stated Value (as defined in the Company’s Certificate of Designation, Preferences and Rights of the Series A Shares, as amended (the “Certificate”)) of the Series A Shares provide the Company with a written notice of redemption within sixty days after the Redemption Event becomes known to such holders (a “Redemption Request”). Accordingly, the Company has recorded the Series A Shares at its redemption value as of March 31, 2016 and December 31, 2015.

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

During the three months ended March 31, 2016, the Company issued 2 Series A Shares representing Series A quarterly dividends. The embedded conversion options associated with the Series A Shares were valued using the Binomial Lattice model as they were denominated in USD currency and not in the Company’s reporting currency. The embedded conversion options associated with the Series A Shares were valued at $3,131 and $18,696 as of March 31, 2016 and December 31, 2015, respectively, and recorded as a derivative liability in the accompanying condensed consolidated financial statement.

As of March 31, 2016 and December 31, 2015, there were 132 and 130 Series A Shares outstanding. The convertible redeemable preferred stock balance total of $269,880 is recorded in the condensed consolidated balance sheet as a liability at March 31, 2016 and December 31, 2015, as they are subject to mandatory redemption.

8.	Notes Liability – Convertible Debt

The Company’s notes liability consists of Senior Secured Convertible Demand Promissory A Notes and Senior Secured Convertible Demand Promissory B Notes for which the conversion features were bifurcated and are being classified as a derivative liability, which is marked-to-market each reporting period. (“Series A and B Demand Notes”).

Notes liability balance – Convertible Debt

At March 31, 2016, the Company revalued the US currency denominated notes liability of the Series A and B Demand Notes at the March 31, 2016 exchange rate and recorded a foreign currency exchange gain of $211,930 on the accompanying condensed consolidated statement of operations.

As of December 31 2015 and March 31, 2016, the Series A and B Demand Notes liability balance is $3,491,802 and $3,279,871, respectively.

Interest payable – Convertible Debt

The Company’s Interest payable – Convertible Debt includes Payment in Kind (“PIK”) interests accrued to the Series A and B Demand Notes holders in the amount of US $384,539 (CAD $499,901) and US $100,759 (CAD $130,987), respectively, as of March 31, 2016. These amounts have been recorded as interest expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2016.

At March 31, 2016, the Company revalued the US currency denominated interest payable balance at the March 31, 2016 exchange rate. Interest payable amounted to $982,039 and $373,841 at March 31, 2016 and December 31, 2015, respectively.

9.	Reservation of Authorized Shares

The Series A Demand Note and Series B Demand Note also require the Company to reserve from its authorized shares of Common Stock a number of shares of Common Stock sufficient to convert all of the Series A Demand Note and Demand B Note into shares of Common Stock. In order to do so, the Company has covenanted to increase its authorized shares of Common Stock to 3,000,000,000 shares as soon as possible. If the Company is unable to satisfy this covenant, the Company will owe to the note holders an amount equal to 2% of the aggregate principal amount of the Series A Demand Note and Series B Demand Note plus all accrued but unpaid interest. The Company has not reserved such shares as of March 31, 2016.

On March 30, 2016, the note holders agreed to waive any rights that they may have to declare a default, and to pursue any remedies or impose any penalties as applicable to Series A Demand Note and Series B Demand Note, effective December 3, 2015 and thereon, including the Company’s three months ended March 31, 2016.

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

In consideration of this waiver, the Company agreed to file an Information Statement on Form 14A or Form 14C, as applicable, with the U.S. Securities and Exchange Commission and take all and any such action to cure the Subsequent Reserve Deficiency and the Subsequent Authorized Deficiency for the Notes (i) on or prior to the close of business on May 31, 2016 in the case of an Information Statement Schedule 14C filing or (ii) on or prior to the close of business on July 29, 2016 in the case of an Information Statement Schedule 14A filing. The penalties would be retroactive to the initial default date contained in the Notes if the increase of authorized shares cannot be completed by June 15, 2016, if no SEC comments to the Schedule 14C are received and July 31, 2016, if SEC comments are received. There can be no assurance that the Company will be able to increase its authorized shares.

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

A summary of the Company’s Level 3 derivative liabilities for the three months ended March 31, 2016 is as follows:

Balance, December 31, 2015	$4,383,668
Fair value change of derivative liabilities	(757,176)
Fair value of embedded conversion options in preferred shares issued as dividends	3,131
Fair value of Warrants issued	5,498
Balance, March 31, 2016	$3,635,121

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

10.	Fair Value of Financial Instruments (continued)

Fair value change of derivative liabilities

The derivative liabilities consist of fair value of certain share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company, as well as embedded conversion options in the Series A and B Demand Notes and Series A Share dividends.

The fair value of the warrants and embedded conversion options were determined using the Black-Scholes option pricing model and the Binomial Lattice model depending on their characteristics, using the following current market assumptions for the three months ended March 31, 2016 and 2015:

March 31
	2016	2015
Volatility	111.63% - 125.84%	81% - 104%
Risk-free interest rate	0.73% - 1.21%	0.26% - 1.37%
Contractual term	1.18 - 5.00 yrs	0.69 - 5.00 yrs

11.	Capital Stock

Stock Options

On January 18, 2016, the Company granted its Principal Financial Officer 200,000 stock options at an exercise price of US$0.01, fully vested at the issuance date and are exercisable for two years unless extended in writing. The options had an aggregate grant date fair value of $1,823, which was recorded as stock based compensation expense on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2016.

A summary of stock option activity for the three months ended March 31, 2016, is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining Life	Intrinsic
	Options	Exercise Price	In Years	Value
Outstanding at January 1, 2016	12,791,450	US$0.08
Employee Options Granted	200,000	US$0.01
Outstanding at March 31, 2016	12,991,450	US$0.08	3.45	$-
Exercisable at March 31, 2016	12,241,450	US$0.08	2.90	$-

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at annual rates ranging from 0% to 5% for options granted during the three months ended March 31, 2016. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

11.	Capital Stock (continued)

The fair value of the options granted during the three months ended March 31, 2016 were determined using the Black-Scholes option pricing model using the following current market assumptions:

Volatility	111.63% - 125.84%
Risk-free interest rate	0.73% - 1.21%
Contractual term	1.30 - 5.00 yrs

The significant assumptions used during the year to estimate the fair value included an expected term (based on the history of exercises and forfeitures) and volatility (based on the historical volatility with a look-back period equivalent to the expected term).

The weighted average grant date fair value of the options granted during the three months ended March 31, 2016 and 2015 was US$0.01 and $0.00 per option, respectively.

A summary of the stock options outstanding and exercisable at March 31, 2016 is as follows:

		Outstanding	Exercisable	Remaining
		Number of	Number of	Contractual Life
Exercise Price		Options	Options	in years
US$	0.01	200,000	200,000	1.8
US$	0.02	1,150,000	400,000	9.5
US$	0.04	250,000	250,000	5.1
US$	0.08	1,350,000	1,350,000	0.0
US$	0.09	10,016,450	10,016,450	3.1
US$	0.10	25,000	25,000	1.3
		12,991,450	12,241,450	3.45

During the three months ended March 31, 2016 and 2015, the Company recorded stock based compensation expense related to the stock options granted to employees of $14,998, and $908, respectively.

Warrants

A summary of warrant activity during the three months ended March 31, 2016 is as follows:

		[1]		Weighted
		Weighted		Average	Aggregate
	Number of	Average		Remaining Life	Intrinsic
	Warrants	Exercise Price		In Years	Value
Outstanding at January 1, 2016	64,702,128	CAD$	0.15
Expired	(10,950,000)	CAD$	0.10
Outstanding at March 31, 2016	53,752,128	CAD$	0.15	1.73	$-
Exercisable at March 31, 2016	53,752,128	CAD$	0.15	1.73	$-

[1] US$ denominated warrants are reflected in their CAD$ equivalents.

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

11.	Capital Stock (continued)

A summary of the warrants outstanding and exercisable at March 31, 2016 is as follows:

			Weighted Average
			Remaining
Weighted Average			Contractual Life
Exercise Price		Warrants	in years
CAD$	0.065	2,500,000	0.23
CAD$	0.090	975,000	1.04
CAD$	0.160	1,481,327	3.76
US$	0.050	17,272,014	1.29
US$	0.090	4,937,650	1.30
US$	0.095	500,000	3.49
US$	0.100	7,690,000	2.13
US$	0.180	3,749,996	0.13
US$	0.200	14,646,141	2.63
CAD$	0.147	53,752,128	1.73

The warrants outstanding have no aggregate intrinsic value as of March 31, 2016.

12.	Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2016 and 2015.

Legal Case

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

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

12.	Commitments and Contingencies (continued)

As of March 31, 2016, the Company and its former CEO, Stephen Pineau came to general terms of an agreement to resolve their outstanding claim. The parties fully and finally settle all issues between them, including but not limited to Mr. Pineau’s employment and its termination, directorship and its termination, options and shareholdings, as well as the facts and matters plead in the action referenced above, on a mutual and without-costs basis.

Both parties executed the consent order dismissing the claim and counterclaim as if there had been a trial on the issues with no costs payable to either party and agreed to take all actions and steps necessary to have it filed with the Vancouver Registry.

The Company agreed to re-issue 3,000,000 stock options to Mr. Pineau on the same terms and at the same exercise price as those that expired in December 2013, being $0.04 CAD, except with the expiry date extended by five years (expiring in December, 2018). Accordingly, the Company valued the 3,000,000 stock options at $24,627, using the Black-Scholes Model. As of March 31, 2016, the stock options related litigation liability was $24,627.

The Company agreed to extend Mr. Pineau’s 3,000,000 warrants exercisable at $0.08 CAD per share, which expired December 23, 2015 until December 23, 2018. Accordingly, the Company valued the 3,000,000 extended warrants at $18,476, using the Black-Scholes Model. As of March 31, 2016, the warrants related to litigation liability was $18,476.

As of March 31, 2016, such options and warrants have not been issued.

Subsequent to the first quarter of 2016, the Company and its former CEO, Stephen Pineau have executed the consent order and the law case has been dismissed. The Company issued Mr. Pineau 3,000,000 stock options and 3,000,000 warrants as disclosed above.

Operating Leases

Rent expense, including the insurance charge, included in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 was $36,390 and $35,789, respectively. The Company has renewed the lease agreement from June 1, 2016 to May 31, 2017.

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

13.	Results of Discontinued Operations

Discontinued operations represent the Company’s servicing business, as a result of the Company’s decision to sell this line of business.

A summary of the Company’s results of discontinued operations of its servicing business for the three months ended March 31, 2016 and 2015 and the Company’s assets and liabilities from discontinued operations of its servicing business as of March 31, 2016 and December 31, 2015 is as follows:

Results of discontinued servicing business operations:

	Three Months Ended March 31,
	2016	2015
Sales	$222,965	$270,416
Cost of sales	89,061	96,715
Operating expenses	50,911	76,973
Income from discontinued operations, net of tax	$82,993	$96,728

Income per share from discontinued operations, basic and diluted	$0.00	$0.00

Weighted average shares outstanding, basic and diluted	126,047,236	126,026,928

Assets and liabilities of discontinued operations:

	March 31, 2016	December 31, 2015

Accounts receivable	$37,135	$59,317
Equipment, net	$17,243	$18,151

14.	Sales Concentration

(a)	Of the total sales for the three months ended March 31, 2016 and 2015, $368,632 and $487,979, respectively, were derived from U.S.-based customers. Total sales of $613,246 and $566,501, respectively, were derived from Canadian-based customers. Substantially all of the Company’s operations, assets and employees are located in Canada.

(b)	Products:
Enterphone/MESH sales represented 66% and 58% of total revenue during the three months ended March 31, 2016 and 2015, respectively. Freedom sales represented 34% and 42% of total revenue during the three months ended March 31, 2016 and 2015, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain our books of account in Canadian dollars (“CAD”) and references to dollar amounts herein are to the lawful currency of Canada unless otherwise indicated.

Overview

Viscount Systems, Inc. is a manufacturer of physical access control systems (“PACS” or “Freedom PACS”) and telephone entry products, which protect buildings from unauthorized access. The business consists of three segments.

The newest and fastest growing segment, started in 2011, is our Freedom PACS solution (“Freedom”). This enterprise-wide access control system secures and controls ingress and egress points including doors, elevators, turnstiles, mantraps, vehicle barriers, gates and garage doors throughout an end user’s building, facility or campus and prevents the entry of persons unknown or staff attempting to gain access to ingress/egress points at the wrong time or day. This product segment has experienced significant growth since its inception with a high gross margin. It is the focus of the largest percentage of the Company’s spending and efforts.

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

We operate our service division which provides coverage to the Province of British Columbia (the “Service Division”). The primary revenue source for the Service Division is derived from maintenance agreements supporting Enterphone, EPX and other systems. In January 2016, we decided to sell the Service Division and created a special committee to market our servicing division. As a result, the Service Division is classified as held for sale and is treated as discontinued operations and prior periods presented financial results have been reclassified to give effect to this change (see Note 13. Discontinued Operations).

Condensed Consolidated Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Overview

We reported a net loss of $139,335 for the three months ended March 31, 2016, compared to net income of $139,853 for the three months ended March 31, 2015. The decline in net income of $279,188 is primarily due to interest expense on notes liabilities of $630,888 incurred during the three months ended March 31, 2016, partially offset by a foreign exchange gain on the revaluation of USD denominated notes liability of $211,930, and an increased gain on the fair value change of derivative liabilities of $135,803.

Revenues

Sales for the three months ended March 31, 2016 and 2015 were $981,878 and $1,054,480, respectively, reflecting a decrease of $72,602 or 7%. Freedom sales for the three months ended March 31, 2016 and 2015 were $329,707 and $441,105, respectively, reflecting a decrease of $111,398 or 25%, which was mostly due to lower freedom equipment sales during the three months ended March 31, 2016. The decrease in Freedom sales were partially offset by an increase of $38,796 or 6% from Mesh/Enterphone sales for the three months ended March 31, 2016, compared to 2015. Mesh/Enterphone sales for the three months ended March 31, 2016 and 2015 were, $652,171 and $613,375, respectively.

Gross profit

Gross profit for the three months ended March 31, 2016 and 2015 was $530,079 and $490,817, respectively, an increase of $39,262 or 8%. For the three months ended March 31, 2016 and 2015, cost of sales were $451,799 and $563,663 or, as a percentage of sales, was 46% and 53%, respectively. Included in cost of sales is a recovery of inventory obsolescence and shrinkage amounting to $51,278 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Gross margin for the three months ended March 31, 2016 and 2015 was 54% and 47%, respectively. During the three months ended March 31, 2016, management has continued to focus on controlling costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

The gross margin percentage for three months ended March 31, 2016 of our product categories of Mesh/Enterphone and Freedom, were 47% and 67%, respectively. The gross margin percentage for the three months ended March 31, 2015 of product categories of MESH/Enterphone and Freedom were 28% and 73%, respectively.

Selling, general and administrative expenses

For the three months ended March 31, 2016 and 2015, selling, general and administrative expenses were $849,554 and $879,860, respectively, reflecting a decrease of $30,306 or 3.5%. Such decreases in expenses, compared to the first quarter of 2015, are mainly due to lower salary costs from sales and administration departments, and lower benefit expenses, lower marketing costs and general administration expenditures, as well as lower sales commissions associated to decreased sales revenue. For the three months ended March 31, 2016 and 2015, selling, general and administrative expenses as a percentage of sales, were 87% and 83%, respectively.

Research and development

Research and development costs for the three months ended March 31, 2016 and 2015 were $236,502 and $189,215, respectively, reflecting an increase of $47,287 or 25%. Research and development costs have increased during the first quarter of 2016 as compared to 2015 due to the hiring of new R&D consultants for the Federal Information Processing Standards (“FIPS”) project and technical support personnel. The Company will decrease R&D expenditures during 2016 due to the shortage of cash flow.

Operating loss

Operating loss for the three months ended March 31, 2016 was $555,977, compared to an operating loss of $578,258 for the three months ended March 31, 2015, reflecting a decrease of $22,281 or 4%. The decrease in operating loss is mainly the result of decreased cost of sales, as described above.

Other income (expense)

Other income, net was $333,649 for the three months ended March 31, 2016, compared to $621,383 for the three months ended March 31, 2015, reflecting a decrease of $287,734 or 46%, primarily due to interest expense on notes liability of $630,888 incurred during the first quarter of 2016, partially offset by the foreign exchange gain on revaluation of USD denominated notes liability of $211,930, and an increased gain on the fair value change of derivative liabilities of $135,803. The favorable USD exchange rate of $1.30 at March 31, 2016, compared to $1.38 at December 31, 2015, contributed to the foreign exchange gain on notes liability revaluation and gain on the fair value change of derivative liabilities.

Income from Discontinued Operations

Income from discontinued operations is attributable to the net income related to the Service Division as a result of our decision in January 2016 to sell the Service Division. Income from discontinued operations of $82,993 for the three months ended March 31, 2016 is comprised of sales revenues of $222,965, cost of sales of $89,061 and operating expenses of $50,911. Income from discontinued operations of $96,728 for the three months ended March 31, 2015 is comprised of sales revenues of $270,416, cost of sales of $96,715 and operating expenses of $76,973.

Series A Shares Dividends

During the three months ended March 31, 2016 and 2015, contractual dividends were $3,131 and $18,696, respectively, which represented the fair value of the embedded conversion options associated with Series A Shares issued as quarterly dividends. We issued 2 and 25 Series A Shares during the first quarter of 2016 and 2015, respectively.

Liquidity and Capital Resources

We had cash of $51,796 as of March 31, 2016 and negative working capital of $8,840,286 as of March 31, 2016. The large amount of negative working capital is mainly due to the notes liability, the derivative notes liability and accrued PIK interest payable on the Series A and B Demand Notes liabilities. We had an accumulated deficit of $16,398,136 as of March 31, 2016 and reported an operating loss for the three months ended March 31, 2016 of $555,977. Net cash used in operating activities for the three months ended March 31, 2016 was $184,910. We are subject to significant liquidity risk. These factors raise substantial doubt about our ability to raise sufficient working capital and continue operations as a going concern. At March 31, 2016, our current assets consist principally of cash, trade accounts receivables and inventory.

Based on our current financial position, we could be required to fund our operations on a month-to-month basis to cover our monthly operations, including monthly payroll expense, research and development expense, selling, general and administration expense, the cash needed to purchase the manufactory raw material or the sale of part of our business. The ability to continue operations is dependent upon raising additional capital and/or growing sales and achieving profits. We will likely require additional funds to support the development and marketing of our new Freedom products. Management is also seeking to sell one of our business units – the Service Division, due to its non-core nature, as an asset sale to raise sufficient capital for business operations. While we continue to actively seek new investors and customer relationships, there can be no assurance that we will be successful in obtaining sufficient working capital on terms that are acceptable or that actual results will not materially differ from expectations. If working capital becomes insufficient, we will have to reduce spending in several key areas including research and development and marketing. This would have a negative impact on our growth prospects, would render us unable to take advantage of future opportunities or respond to competitive pressures, and could result in curtailing our operations or selling additional assets. The management team will be working diligently to reduce operating expenses during 2016.

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

During the three months ended March 31, 2016 and 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

During the three months ended March 31, 2016 and 2015, we experienced negative cash flows in operating activities from continuing operations in the amount of $290,993 and $369,007, respectively.

The net cash used in operating activities during the first quarter of 2016 was primarily due to net loss of $139,335, increased by net income from discontinued operations of $82,993 and increased by non-cash income of $969,107 resulting from the change in the fair value of derivative liabilities and the foreign exchange gain on the revaluation of notes liabilities, partially offset by the adjustment of net non-cash expenses of $14,717. Net cash generated from changes in the levels of operating assets and liabilities was $885,725, primarily from an increase in the level of accounts payable, accrued liabilities and notes interest payable, a decrease of the level of the inventory and an increase in accounts receivable. The net cash used in operating activities for the three months ended March 31, 2015 was primarily due to cash generated from the net income of $139,853, increased by the net income from discontinued operations of $96,728, and decreased by the adjustment of non-cash income of $621,373 resulting from the change in the fair value of derivative liabilities, partially offset by the adjustment of non-cash expenses of $55,014, plus $264,255 of net cash generated from changes in the levels of operating assets and liabilities, primarily from an increase of accounts payable and an increase in inventory and accounts receivable.

During the three month ended March 31, 2016 and 2015, net cash provided by operating activities from discontinued operations was $106,083 and $124,310, respectively.

Net Cash Used in Investing Activities

During the three months ended March 31, 2016 and 2015, $9,602 and $1,371, respectively, of cash was used to purchase property and equipment, consisting of computers, office furniture and leasehold improvements.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2016, $3,962 of cash was used by financing activities. During the three month ended March 31, 2015, $234,560 of cash was provided by the financing activities. The net cash provided by financing activities during the first quarter of 2015, mainly resulted from $234,000 of proceeds from the issuance of preferred stock.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements.

We base our estimates on our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on April 14, 2016, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Recent accounting pronouncements

See Note 3, Significant accounting policies, to the condensed consolidated financial statement for the three months ended March 31, 2016, included elsewhere in the document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of the Company’s Principal Financial Officer and Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, management has concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Principal Financial Officer and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the first quarter of 2016, we continued to undertake certain initiatives, including implementing policies, procedures and controls, to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the fiscal year ended December 31, 2015. There have been no other changes in our internal control over financial reporting during the first quarter of 2016, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2016.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Exhibits.

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

Date: May 23, 2016	VISCOUNT SYSTEMS, INC.

	By:	/s/ Scott Sieracki
Scott Sieracki
Interim Chief Executive Officer

	By:	/s/ Zhi Yuan Zheng
Zhi Yuan Zheng
Principal Financial Officer

