Form 10-Q
period 2016-06-30
VISCOUNT SYSTEMS INC
filed 2016-08-22
CIK 1158387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 130,297,236 shares of common stock as at August 15, 2016.

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

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted as USD or U.S. dollars, all dollar references herein are in Canadian dollars. As at June 30, 2016, the foreign exchange rate certified by the Federal Reserve Bank of New York was CAD$1.2925 for USD$1.0000 or CAD$1.0000 for USD$0.7737.

Part I. Financial Information

Item 1. Financial Statements

VISCOUNT SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Expressed in Canadian dollars)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$41,946	$250,270
Restricted cash	55,000	55,000
Trade accounts receivable, net	599,924	506,264
Prepaid expenses	53,751	31,791
Inventory	343,179	569,796
Current assets held for sale	144,838	59,317
Total Current Assets	1,238,638	1,472,438
Equipment	152,577	162,332
Deposits	1,391	8,391
Assets held for sale – non-current	16,336	18,151
Total Assets	$1,408,942	$1,661,312

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,103,115	$900,211
Accrued liabilities	583,389	532,003
Capital lease obligation - current portion	17,048	16,348
Deferred revenue	24,887	47,780
Due to related parties	176,462	91,683
Loans payable	114,536	114,536
Interest payable - Convertible Debt	1,727,130	373,841
Notes liability - Convertible Debt	3,279,871	3,491,802
Derivative liabilities	3,415,475	4,383,668
Convertible redeemable preferred stock	263,472	269,880
Total Current Liabilities	10,705,385	10,221,752

Capital lease obligation - non-current	941	9,647
Total Liabilities	10,706,326	10,231,399

Commitments and contingencies

Convertible redeemable preferred stock - US$0.001 par value; 20,000,000 shares authorized:
Series A convertible redeemable preferred stock, stated value $1,000, 135 and 130 shares outstanding at June 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $135,114 and $130,000 as of June 30, 2016 and December 31, 2015, respectively	-	-

Stockholders’ Deficit
Series B Preferred Stock, Par Value US $0.001 Per Share. 50 shares outstanding as of June 30, 2016 and December 31, 2015, respectively.	1	1
Common stock, par value US$0.001 per share, 300,000,000 shares authorized: 130,297,236 shares issued and outstanding as of June 30, 2016, 130,297,236 shares issued, 126,047,236 shares outstanding at December 31, 2015	130,297	130,297
Additional paid-in capital	7,679,571	7,558,416
Accumulated deficit	(17,107,253)	(16,258,801)
Total Stockholders’ Deficit	(9,297,384)	(8,570,087)
Total Liabilities and Stockholders’ Deficit	$1,408,942	$1,661,312

The accompanying notes are an integral part of these condensed consolidated financial statements

VISCOUNT SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(Expressed in Canadian dollars)

For the three and six months ended June 30, 2016 and 2015

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales	$1,027,583	$1,833,925	$2,009,461	$2,888,405
Cost of sales	456,446	567,049	908,245	1,130,712
Gross profit	571,137	1,266,876	1,101,216	1,757,693
Operating expenses:
Selling, general and administrative	717,630	853,589	1,567,184	1,733,449
Research and development	218,891	210,188	455,393	399,403
Total operating expenses	936,521	1,063,777	2,022,577	2,132,852

Operating (loss) income	(365,384)	203,099	(921,361)	(375,159)

Other income (expense):
Interest income		8		18
Interest expense	(753,763)	(55,884)	(1,389,220)	(55,884)
Loss on settlement of convertible note	-	(63,324)	-	(63,324)
Foreign exchange gain on revaluation of notes liability	-	-	211,930
Amortization of debt discount	-	(47,087)	-	(47,087)
Change in fair value of derivative liabilities	224,432	2,145,374	981,608	2,766,747

Total other income (expense)	(529,331)	1,979,087	(195,682)	2,600,470

(Loss) Income from continuing operations	(894,715)	2,182,186	(1,117,043)	2,225,311
Income from discontinued operations of servicing business, net of tax	185,598	115,791	268,591	212,519
Net (loss) income	(709,117)	2,297,977	(848,452)	2,437,830

Preferred stock:
Series A convertible - contractual dividends	(4,786)	(25,953)	(7,917)	(44,649)
Series A convertible - deemed dividends	6,409	-	6,409

Net (loss) income attributable to common stockholders	$(707,494)	$2,272,024	$(849,960)	$2,393,181

Per share data:
Continuing operations	$(0.01)	$0.02	$(0.01)	$0.02
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net (loss) income attributable to common stockholders – basic and diluted	$(0.01)	$0.02	$(0.01)	$0.02
Weighted average number of shares of common stock outstanding:
Basic and diluted	128,008,775	126,082,043	127,028,005	126,184,235

The accompanying notes are an integral part of these condensed consolidated financial statements

VISCOUNT SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	For the six months ended:
	June 30, 2016	June 30, 2015
Cash Flow From Operating Activities
Net (loss) income	$(848,452)	$2,437,830
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations	(268,591)	(212,519)
Depreciation and amortization	19,356	21,372
Recovery of uncollectible receivables	(3,005)	(66,607)
Recovery of inventory obsolescence	(187,126)	-
Change in fair value of derivative liabilities	(981,608)	(2,766,747)
Stock based compensation	79,561	32,324
Foreign exchange gain on revaluation of notes liability	(211,930)	-
Fair value of warrants issued as compensation	5,498	-
Original issue discount on convertible debt	-	18,750
Loss on settlement of convertible debt	-	63,324
Amortization of debt discount	-	47,087
Changes in operating assets and liabilities:
Accounts receivable	(90,655)	(215,559)
Inventory	413,743	51,296
Prepaid expenses	(21,960)	-
Deposits	7,000	-
Accounts payable	202,904	82,608
Accrued liabilities	94,488	37,271
Interest payable	1,353,289	-
Deferred revenue	(22,893)	75,421
Due to related parties	84,779	7,610
Net Cash used in operating activities from continuing operations	(375,602)	(386,539)
Net Cash provided by operating activities from discontinuing operations	184,885	217,751
Net Cash used in operating activities	(190,717)	(168,788)

Cash Flows from Investing Activities
Purchase of property and equipment	(9,601)	(1,371)
Net cash used in investing activities	(9,601)	(1,371)

Net Cash used in Financing Activities
Capital lease payments	(8,006)	(5,015)
Proceeds from issuance of convertible note	-	197,500
Payment of deferred financing costs	-	(5,000)
Repayment of convertible note	-	(211,250)
Proceeds from sale of common stock and warrants	-	3,050
Proceeds from sale of preferred stock	-	234,000
Net cash (used in) provided by financing activities	(8,006)	213,285

(Decrease) increase in cash	(208,324)	43,126
Cash, beginning of period	250,270	135,308
Cash, end of period	$41,946	$178,434

The accompanying notes are an integral part of these condensed consolidated financial statements

VISCOUNT SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows, continued

(Expressed in Canadian dollars)

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	For the six months ended:
	June 30, 2016	June 30, 2015

Supplementary Information:
Interest paid	$19,254	$37,134

Non-cash investing and financing activities:
Fair value of preferred shares issued as dividends	$7,917	$44,649
Unvested common stock issued to board members	$-	$4,250
Fair value on embedded conversion option from Series A share	$-	$373,184
Litigation liability settled to APIC	$43,102	$-
Series A convertible - deemed dividends	$6,409	$-

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

The financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, are necessary for the fair presentation of the financial information in conformity with U.S. GAAP.

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

As of June 30, 2016, the Company has an accumulated deficit of $17,107,253, a working capital deficit of $9,466,747 and reported a net loss of $709,117 and $848,452 for the three and six months ended June 30, 2016, respectively. These factors raise substantial doubt about the ability of the Company to continue operations as a going concern.

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

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

2.	Nature of operations and going concern (Continued)

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

Prior to January 1, 2016, the Company organized its business into two reportable segments: manufacturing and servicing. The manufacturing segment designs, produces and sells intercom and door access control systems that utilize telecommunications to control access to buildings and other facilities for security purposes. The servicing segment provides maintenance to these intercom and door access control systems. As a result of the Company’s decision to sell its servicing business, the Company plans to discontinue its servicing business and operate in one segment, the manufacturing business. During the three and six months ended June 30, 2016, the Company has reclassified its servicing business as a discontinued operation on the accompanying condensed consolidated financial statements (see Note 13).

(d)	Discontinued operations

The Company accounted for its decision to sell its servicing business as discontinued operations which requires that only a component of an entity or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

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

Accounts receivable are shown net of an allowance for doubtful accounts of $94,244 and $97,249 as of June 30, 2016 and December 31, 2015, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made net 30 days after the product is delivered. If the financial conditions of customers were to materially deteriorate, an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

(g)	Net loss per share of common stock

Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to holders of the Company Common Stock, par value $0.001(“Common Stock”) by the weighted average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other instruments to issue Common Stock were exercised or converted into Common Stock. Potentially dilutive securities are excluded from the computation of diluted net earnings per share if their inclusion would be anti-dilutive. The shares used to calculate basic and diluted EPS conist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares of Common Stock outstanding, basic	128,008,775	126,047,236	127,028,005	126,037,042
Shares of Common Stock upon exercise of options	-	34,807	-	147,193
Shares of Common Stock upon exercise of warrants	-	-	-	-
Weighted average shares of Common Stock outstanding, diluted	128,008,775	126,082,043	127,028,005	126,184,235

The computation of diluted EPS for the three and six months ended June 30, 2016 and 2015 excludes the Common Stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30,
	2016	2015
Warrants	49,597,132	82,705,128
Options	14,641,450	11,637,700
Series A preferred stock	3,874,584	28,577,701
Series A Demand Notes and Series B Demand Notes and accrued interest	2,567,692,983	-
Total potentially dilutive shares	2,635,806,149	122,920,529

(h)	Sequencing Policy

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which further amended ASU 2016-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

4.	Accounts Receivable Factoring

As of June 30, 2016, invoices totaling an aggregate of $553,493 had been factored. The Company’s accounts receivable are purchased by the financing company on a recourse basis. Accordingly, the accounts receivable are retained on the Company’s balance sheet while advances from the financing company are recorded as accrued liabilities. Discounts provided and interest charged related to factoring of the accounts receivable totaled $11,251 and $14,745 have been expensed on the three months ended and six months ended June 30, 2016 accompanying condensed consolidated statements of operations as interest expense.

5.	Inventory

Inventory consists of the following:

	June 30, 2016	December 31, 2015
Raw materials	$529,346	$806,659
Work in process	32,732	88,682
Finished goods	180,538	261,018
Sub total	742,616	1,156,359
Reserve for obsolescence and shrinkage	(399,437)	(586,563)
Total	$343,179	$569,796

6.	Due to Related Parties

Amounts due to directors for consulting fees and travel expenses totaled $176,462 and $91,683 as of June 30, 2016 and December 31, 2015, respectively.

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

7.	Series A Convertible Redeemable Preferred Stock

As the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 was not timely filed with the SEC (a “Redemption Event”), the Company is required to redeem its Series A Shares for 150% of their value if holders of 10% of the Stated Value (as defined in the Company’s Certificate of Designation, Preferences and Rights of the Series A Shares, as amended (the “Certificate”)) of the Series A Shares provide the Company with a written notice of redemption within sixty days after the Redemption Event becomes known to such holders (a “Redemption Request”). Accordingly, the Company has recorded a ($6,409) deemed dividend in order to true up the Series A Shares up to its redemption value (150% of the stated value) in the quarter ended June 30, 2016. As of June 30, 2016 and December 31, 2015, total Convertible redeemable preferred stock balance is $263,472 and $269,880, respectively, on the condensed consolidated balance sheet.

During the six months ended June 30, 2016, the Company issued 5 Series A Shares representing Series A quarterly dividends. The embedded conversion options associated with the Series A Shares were valued using the Binomial Lattice model as they were denominated in USD currency and not in the Company’s reporting currency. The embedded conversion options associated with the Series A Shares were valued at $7,917 and $44,649 as of June 30, 2016 and 2015, respectively, and recorded as a derivative liability in the accompanying condensed consolidated financial statements.

As of June 30, 2016 and December 31, 2015, there were 135 and 130 Series A Shares outstanding, respectively. The convertible redeemable preferred stock balance total of $263,472 and $269,880 were recorded in the condensed consolidated balance sheet as a liability at June 30, 2016 and December 31, 2015, respectively, as they are subject to mandatory redemption.

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

Notes liability balance – Convertible Debt

As of March 31, 2016, the Company revalued the US currency denominated notes liability of the Series A and B Demand Notes and recorded a foreign currency exchange gain of $211,930 on the accompanying condensed consolidated statement of operations. As of June 30, 2016, the Company revalued the US currency denominated notes liability of the Series A and B Demand Notes, and no foreign currency exchange gain or loss has been recorded due to the same US currency exchange rate compared to March 31, 2016.

As of December 31, 2015 and June 30, 2016, the Series A and B Demand Notes liability balance is $3,491,802 and $3,279,871, respectively.

Interest payable – Convertible Debt

During the six months ended June 30, 2016, the Company’s Interest payable – Convertible Debt includes Payment in Kind (“PIK”) interest accrued on the Series A and B Demand Notes in the amount of US $830,424 (CAD $1,074,768) and US $228,021 (CAD $295,115), respectively. During the three months ended June 30, 2016, the PIK interest accrued to the Series A and B Demand Notes holders, were $574,868 and $164,128, respectively. These amounts have been recorded as interest expense in the accompanying condensed consolidated statements of operations during the six months ended June 30, 2016.

As of June 30, 2016, the Company revalued the US currency denominated interest payable balance at the June 30, 2016 exchange rate. Interest payable amounted to $1,727,130 and $373,841 at June 30, 2016 and December 31, 2015, respectively.

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

9.	Reservation of Authorized Shares

The Series A Demand Note and Series B Demand Note also require the Company to reserve from its authorized shares of Common Stock a number of shares of Common Stock sufficient to convert all of the Series A Demand

Note and Demand B Note into shares of Common Stock. In order to do so, the Company has covenanted to increase its authorized shares of Common Stock to 3,000,000,000 shares as soon as possible. If the Company is unable to satisfy this covenant, the Company will owe to the note holders an amount equal to 2% of the aggregate principal amount of the Series A Demand Note and Series B Demand Note plus all accrued but unpaid interest. The Company did not increase such authorization as of June 30, 2016. (See Note 15)

On March 30, 2016, the note holders agreed to waive any rights that they may have to declare a default, and to pursue any remedies or impose any penalties as applicable to Series A Demand Note and Series B Demand Note, effective December 3, 2015 and thereon, including the Company’s three months ended March 31, 2016.

As of June 30, 2016, the company was in default of certain provisions under the Series A Demand Note and the Series B Demand Note. However, subsequent to June 30, 2016, the Company received waivers with respect to the note holders’ rights to default as of June 30, 2016.

In consideration of this waiver, the Company agreed to file an Information Statement on Form 14A or Form 14C, as applicable, with the U.S. Securities and Exchange Commission and take all and any such action to cure the Subsequent Reserve Deficiency and the Subsequent Authorized Deficiency for the Notes (i) on or prior to the close of business on May 31, 2016 in the case of an Information Statement Schedule 14C filing or (ii) on or prior to the close of business on July 29, 2016 in the case of an Information Statement Schedule 14A filing. The penalties would be retroactive to the initial default date contained in the Notes if the increase of authorized shares cannot be completed by June 15, 2016, if no SEC comments to the Schedule 14C are received and July 31, 2016, if SEC comments are received. In lieu of filing an Information Statement, the Company agreed to include the share increase (the “share increase”) as a proposal for the Stockholders of the Company to vote on in the 2016 Annual Meeting of the Stockholders (the “2016 Annual Meeting”). At the 2016 Annual Meeting, a majority of the stockholders approved the share increase. (See note 15)

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

A summary of the Company’s Level 3 derivative liabilities for the six months ended June 30, 2016 is as follows:

Balance, December 31, 2015	$4,383,668
Fair value change of derivative liabilities	(981,608)
Fair value of embedded conversion options in preferred shares issued as dividends	7,917
Fair value of Warrants issued	5,498
Balance, June 30, 2016	$3,415,475

Fair value change of derivative liabilities

The derivative liabilities consist of fair value of certain share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company, as well as embedded conversion options in the Series A and B Demand Notes and Series A Share dividends.

The fair value of the warrants and embedded conversion options were determined using the Black-Scholes option pricing model and the Binomial Lattice model depending on their characteristics, using the following current market assumptions for the three and six months ended June 30, 2016 and 2015:

June 30
	2016	2015
Volatility	111.63% - 212.40%	81% - 104%
Risk-free interest rate	0.45% - 1.21%	0.28% - 1.37%
Contractual term	0.93 - 5.00 yrs	0.44 - 5.00 yrs

11.	Capital Stock

Stock Options

On January 18, 2016, the Company granted its Principal Financial Officer 200,000 stock options at an exercise price of US$0.01, fully vested at the issuance date and are exercisable for two years unless extended in writing. The options had an aggregate grant date fair value of $1,823, which was recorded as stock based compensation expense on the accompanying condensed consolidated statement of operations during the six months ended June 30, 2016.

A summary of stock option activity for the six months ended June 30, 2016, is as follows:

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

11.	Capital Stock (Continued)

				Weighted
		Weighted		Average
	Number of	Average Exercise		Remaining Life	Aggregate Intrinsic
	Options	Price		In Years	Value
Outstanding at January 1, 2016	12,791,450	US$	0.08
Employee Options Granted	3,200,000	US$	0.03
Expired	(1,350,000)	US$	0.08
Outstanding at June 30, 2016	14,641,450	US$	0.07	2.86	$-

Exercisable at June 30, 2016	13,891,450	US$	0.07	2.23	$-

The Company has computed the fair value of warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at annual rates ranging from 0% to 5% for options granted during the six months ended June 30, 2016. The expected term used for warrants and options issued to non-employees is the contractual life and the expected term used for options issued to employees is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The fair value of the options granted during the three and six months ended June 30, 2016 and 2015 were determined using the Black-Scholes option pricing model using the following current market assumptions:

June 30
	2016	2015
Volatility	111.63% - 212.40%	81% - 104%
Risk-free interest rate	0.45% - 1.21%	0.28% - 1.37%
Contractual term	0.93 - 5.00 yrs	0.44 - 5.00 yrs

The significant assumptions used during the year to estimate the fair value included an expected term (based on the history of exercises and forfeitures) and volatility (based on the historical volatility with a look-back period equivalent to the expected term).

The weighted average grant date fair value of the options granted during the six months ended June 30, 2016 and 2015 was US$0.03 and US$0.02 per option, respectively.

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

11.	Capital Stock (Continued)

A summary of the stock options outstanding and exercisable at June 30, 2016 is as follows:

		Outstanding	Exercisable	Remaining
		Number of	Number of	Contractual Life
Exercise Price		Options	Options	in years
US$	0.01	200,000	200,000	1.6
US$	0.02	1,150,000	400,000	9.2
US$	0.04	250,000	250,000	4.9
US$	0.03	3,000,000	3,000,000	2.5
US$	0.09	10,016,450	10,016,450	2.9
US$	0.10	25,000	25,000	1.0
		14,641,450	13,891,450	2.86

During the six months ended June 30, 2016 and 2015, the Company recorded stock based compensation expense related to the stock options granted to employees of $79,561, and $32,324, respectively. Stock compensation expense for the three months ended June 30, 2016 and 2015 was $24,750 and $ 31,416, respectively. As of June 30, 2016, the Company has unamortized compensation expense of $7,872 to be amortized over 12.6 months.

Warrants

A summary of warrant activity during the six months ended June 30, 2016 is as follows:

		[1]		Weighted
		Weighted		Average
	Number of	Average Exercise		Remaining Life	Aggregate Intrinsic
	Warrants	Price		In Years	Value
Outstanding at January 1, 2016	64,702,128	CAD$	0.15
Issued as compensation warrants	3,000,000	CAD$	0.08
Expired	(18,104,996)	CAD$	0.13
Outstanding at June 30, 2016	49,597,132	CAD$	0.14	1.81	$-

Exercisable at June 30, 2016	49,597,132	CAD$	0.14	1.81	$-

[1] US$ denominated warrants are reflected in their CAD$ equivalents.

A summary of the warrants outstanding and exercisable at June 30, 2016 is as follows:

			Weighted Average
			Remaining
Weighted Average			Contractual Life
Exercise Price		Warrants	in years
CAD$	0.080	3,000,000	2.48
CAD$	0.090	975,000	0.79
CAD$	0.160	1,481,327	3.51
US$	0.050	17,272,014	1.04
US$	0.090	4,937,650	1.05
US$	0.095	500,000	3.24
US$	0.100	7,690,000	1.88
US$	0.200	13,741,141	2.69
CAD$	0.140	49,597,132	1.81

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

12.	Commitments and Contingencies

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2016 and December 31, 2015.

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

On April 8, 2016 the Company and its former CEO, Stephen Pineau came to general terms of an agreement to resolve their outstanding claim. The parties fully and finally settled all issues between them, including but not limited to Mr. Pineau’s employment and its termination, directorship and its termination, options and shareholdings, as well as the facts and matters plead in the action referenced above, on a mutual and without-costs basis.

Both parties dismissed the claim and counterclaim as if there had been a trial on the issues with no costs payable to either party and had it filed with the Vancouver Registry.

On April 8, 2016, the Company re-issued 3,000,000 stock options to Mr. Pineau on the same terms and at the same exercise price as those that expired in December 2013, being $0.04 CAD, except with the expiry date extended by five years (expiring in December, 2018). Accordingly, the Company valued the 3,000,000 stock options at $24,627, using the Black-Scholes Model. As of June 30, 2016, the stock options related litigation liability of $24,627, which was accrued to the stock-based compensation expense in 2015, has been transferred to Additional Paid in Capital in the accompanying condensed consolidated financial statements.

On April 8, 2016, the Company re-issued Mr. Pineau’s 3,000,000 warrants exercisable at $0.08 CAD per share, which expired December 23, 2015 until December 23, 2018. Accordingly, the Company valued the 3,000,000 extended warrants at $18,476, using the Black-Scholes Model. As of June 30, 2016, the warrants related litigation liability of $18,476, which was accrued to the stock-based compensation expense in 2015, has been transferred to Additional Paid in Capital in the accompanying condensed consolidated financial statements.

Operating Leases

Rent expense, including the insurance charge, included in the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 was $72,778 and $71,778, respectively, and for the three months ended June 30, 2016 and 2015 was $36,389 and $35,989, respectively. The Company has renewed the lease agreement from June 1, 2016 to May 31, 2017 on the same terms as prior year lease agreement.

VISCOUNT SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Expressed in Canadian dollars)

(Unaudited)

13.	Results of Discontinued Operations

Discontinued operations represent the Company’s servicing business, as a result of the Company’s decision to sell this line of business in January 2016.

A summary of the Company’s results of discontinued operations of its servicing business for the three and six months ended June 30, 2016 and 2015 and the Company’s assets and liabilities from discontinued operations of its servicing business as of June 30, 2016 and December 31, 2015 is as follows:

Results of discontinued servicing business operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales	$348,191	$245,985	$571,156	$516,401
Cost of sales	113,362	86,710	202,423	183,425
Operating expenses	49,231	43,484	100,142	120,457
Income from discontinued operations, net of tax	$185,598	$115,791	$268,591	$212,519
Income per share from discontinued operations, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding, basic and diluted	128,008,775	126,082,043	127,028,005	126,184,235

Assets and liabilities of discontinued operations:

	June 30, 2016	December 31, 2015

Accounts receivable	$144,838	$59,317
Equipment, net	$16,336	$18,151

14.	Sales Concentration

(a)	Of the total sales for the six months ended June 30, 2016 and 2015, $830,824 and $1,801,643, respectively, were derived from U.S.-based customers. Total sales of $1,178,637 and $1,086,762, respectively, were derived from Canadian-based customers.

Of the total sales for the three months ended June 30, 2016 and 2015, $462,192 and $1,313,664, respectively, were derived from U.S.-based customers. Total sales of $565,391 and $520,261, respectively, were derived from Canadian-based customers. Substantially all of the Company’s operations, assets and employees are located in Canada.

(b)	Products:

Enterphone/MESH sales represented 66% and 43% of total revenue during the six months ended June 30, 2016 and 2015, respectively. Freedom sales represented 34% and 57% of total revenue during the six months ended June 30, 2016 and 2015, respectively.

Enterphone/MESH sales represented 67% and 35% of total revenue during the three months ended June 30, 2016 and 2015, respectively. Freedom sales represented 33% and 65% of total revenue during the three months ended June 30, 2016 and 2015, respectively.

15.	Subsequent Events

On July 28, 2016, the shareholders approved by majority vote to increase the Company’s authorized shares of Common Stock to 3,000,000,000 shares at the 2016 Annual Meeting of the shareholders.

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

We operate our service division which provides coverage to the Province of British Columbia (the “Service Division”). The primary revenue source for the Service Division is derived from maintenance agreements supporting Enterphone, EPX and other systems. In January 2016, we decided to sell the Service Division and created a special committee to market our servicing division. As a result, the Service Division is classified as held for sale and is treated as discontinued operations and prior periods presented financial results have been reclassified to give effect to this change (see Note 13 to our condensed consolidated financial statements for the six months ended June 30, 2016-Discontinued Operations). The Company is in discussion with a financial advisor to assist with the sale of its servicing business. No contract is in place as of the date of this report.

Condensed Consolidated Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Overview

We reported a net loss of $709,117 for the three months ended June 30, 2016, compared to net income of $2,297,977 for the three months ended June 30, 2015, a decrease of $3,007,094, or 131%. The decrease is mainly attributable to a decrease in sales of $806,342, an increase in interest expense of $697,879 related to notes liabilities PIK interest accrual and Accounts Receivable factoring (the “AR factoring”), a decrease from the change in fair value of derivative liabilities of $1,920,942. The higher sales from the three months ended June 30, 2015 included sales of $726,000 (US $600,000) generated from Freedom software sales to the United States Citizenship and Immigration Service (the “USCIS”) locations. Additionally, net loss for the three months ended June 30, 2015 included a $63,324 loss on the settlement of convertible notes and $47,087 of amortization of debt discount.

Revenues

Sales for the three months ended June 30, 2016 and 2015 were $1,027,583 and $1,833,925, respectively, reflecting a decrease of $806,342 or 44%. Freedom sales for the three months ended June 30, 2016 and 2015 were $366,074 and $1,199,841, respectively, reflecting a decrease of $833,767 or 69%. The higher sales from three months ended June 30, 2015 is mainly due to a sales of $726,000 (US $600,000) generated from Freedom software sales to USCIS locations. Mesh/Enterphone sales for the three months ended June 30, 2016 and 2015 were, $661,509 and $634,084, respectively, an increase of $27,425 or 4%.

Gross profit

Gross profit for the three months ended June 30, 2016 and 2015 was $571,137 and $1,266,876, respectively, a decrease of $695,739 or 55%. For the three months ended June 30, 2016 and 2015, cost of sales were $456,446 and $567,049 or, as a percentage of sales, was 44% and 31%, respectively. Included in cost of sales is a recovery of inventory obsolescence and reserve provision amounting to $104,680 and $0 for the three months ended June 30, 2016 and 2015, respectively.

Gross margin for the three months ended June 30, 2016 and 2015 was 56% and 69%, respectively. The higher margin from second quarter of 2015 is mainly due to the sales of $726,000 (US $600,000) generated from Freedom software sales to the USCIS locations. During the three months ended June 30, 2016, management has continued to focus on controlling costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

The gross margin percentage for three months ended June 30, 2016 of our product categories of Mesh/Enterphone and Freedom, were 47% and 72%, respectively. The gross margin percentage for the three months ended June 30, 2015 of product categories of MESH/Enterphone and Freedom were 36% and 87%, respectively.

Selling, general and administrative expenses

For the three months ended June 30, 2016 and 2015, selling, general and administrative expenses were $717,630 and $853,589, respectively, reflecting a decrease of $135,959 or 16%. Such decrease in expenses, compared to the second quarter of 2015, is mainly due to decreased salary cost of $123,271 from sales and administration departments. For the three months ended June 30, 2016 and 2015, selling, general and administrative expenses as a percentage of sales, were 70% and 47%, respectively.

Research and development

Research and development costs for the three months ended June 30, 2016 and 2015 were $218,891 and $210,188, respectively, reflecting an increase of $8,703 or 4%. Research and development costs increased during the second quarter of 2016, compared to 2015 due to the hiring of new R&D consultants for the Federal Information Processing Standards (“FIPS”) project and technical support personnel. The Company will decrease R&D expenditures during the remainder of 2016 due to the shortage of cash flow.

Operating loss

Operating loss for the three months ended June 30, 2016 was $365,384, compared to an operating gain of $203,099 for the three months ended June 30, 2015, reflecting a decrease of $568,483 or 280%. The decrease in operating gain is mainly the result of decreased sales, as described above.

Other income (expense)

Other expense, net was $529,331 for the three months ended June 30, 2016, compared to other income of $1,979,087 for the three months ended June 30, 2015, reflecting a decrease of $2,508,418 or 127%, primarily due to PIK interest accrual on notes liability and AR factoring interest total of $753,677 incurred during the second quarter of 2016, and a decrease of $1,920,942 from the change in fair value of derivative liabilities, compared to the second quarter of 2015.

Income from Discontinued Operations

Income from discontinued operations is attributable to the net income related to the Service Division as a result of our decision in January 2016 to sell the Service Division. Income from discontinued operations of $185,598 for the three months ended June 30, 2016 is comprised of sales revenues of $348,191, cost of sales of $113,362 and operating expenses of $49,231. Income from discontinued operations of $115,791 for the three months ended June 30, 2015 is comprised of sales revenues of $245,985, cost of sales of $86,710 and operating expenses of $43,484.

Series A Shares Dividends

During the three months ended June 30, 2016 and 2015, contractual dividends were $4,786 and $25,953, respectively, which represented the fair value of the embedded conversion options associated with Series A Shares issued as quarterly dividends. We issued 3 and 26 Series A Shares during the second quarter of 2016 and 2015, respectively.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Overview

We reported a net loss of $848,452 for the six months ended June 30, 2016, compared to net income of $2,437,830 for the six months ended June 30, 2015, a decrease of $3,286,282 or 135%. The decrease is mainly attributable to a decrease in sales of $878,944, an increase in interest expense of $1,333,336 related to notes liabilities PIK interest accrual and AR factoring, a decrease from the change in fair value of derivative liabilities of $1,785,139, partially offset by a foreign exchange gain of $211,930 on the revaluation of notes liabilities. The higher sales from the six months ended June 30, 2015 included sales of $726,000 (US $600,000) generated from Freedom software sales to USCIS locations.

Revenues

Sales for the six months ended June 30, 2016 and 2015 were $2,009,461 and $2,888,405, respectively, reflecting a decrease of $878,944 or 30%. Freedom sales for the six months ended June 30, 2016 and 2015 were $695,781 and $1,640,946, respectively, reflecting a decrease of $945,165 or 58%, which was mostly due to sales of $726,000 (US $600,000) generated from Freedom software sales to USCIS locations during the six months ended June 30, 2015. The decrease in Freedom sales were partially offset by an increase of $66,221, or 5%, from Mesh/Enterphone sales for the six months ended June 30, 2016, compared to 2015. Mesh/Enterphone sales for the six months ended June 30, 2016 and 2015 were, $1,313,680 and $1,247,459, respectively.

Gross profit

Gross profit for the six months ended June 30, 2016 and 2015 was $1,101,216 and $1,757,693, respectively, a decrease of $656,477 or 37%. For the six months ended June 30, 2016 and 2015, cost of sales were $908,245 and $1,130,712 or, as a percentage of sales, was 45% and 39%, respectively. Included in cost of sales is a recovery of inventory obsolescence and reserve provision amounting to $187,126 and $0 for the six months ended June 30, 2016 and 2015, respectively.

Gross margin for the six months ended June 30, 2016 and 2015 was 55% and 61%, respectively. The higher margin from six months ended June 30, 2015 is mainly due to the sales of $726,000 (US $600,000) generated from Freedom software sales to USCIS locations. During the six months ended June 30, 2016, management has continued to focus on controlling costs by using multiple suppliers to ensure that the best and most cost effective raw materials are used in all of our products.

The gross margin percentage for six months ended June 30, 2016 of our product categories of Mesh/Enterphone and Freedom, were 47% and 70%, respectively. The gross margin percentage for the six months ended June 30, 2015 of product categories of MESH/Enterphone and Freedom were 32% and 83%, respectively.

Selling, general and administrative expenses

For the six months ended June 30, 2016 and 2015, selling, general and administrative expenses were $1,567,184 and $1,733,449, respectively, reflecting a decrease of $166,265 or 10%. Such decreases in expenses, compared to the six months ended June 30, 2015, are mainly due to decreased salary costs of $133,529 from sales and administration departments. For the six months ended June 30, 2016 and 2015, selling, general and administrative expenses as a percentage of sales, were 78% and 60%, respectively.

Research and development

Research and development costs for the six months ended June 30, 2016 and 2015 were $455,393 and $399,403, respectively, reflecting an increase of $55,990 or 14%. Research and development costs increased during the six months ended June 30, 2016, compared to 2015 due to the hiring of new R&D consultants for the Federal Information Processing Standards (“FIPS”) project and technical support personnel. The Company will decrease R&D expenditures during the remainder of 2016 due to the shortage of cash flow.

Operating loss

Operating loss for the six months ended June 30, 2016 was $921,361, compared to an operating loss of $375,159 for the six months ended June 30, 2015, reflecting an increase of $546,202 or 146%. The increase in operating loss is mainly the result of decreased sales, as described above.

Other income (expense)

Other expense, net was $195,682 for the six months ended June 30, 2016, compared to the other income of $2,600,470 for the six months ended June 30, 2015, reflecting a decrease of $2,796,152 or 108%, primarily due to PIK interest accrual on notes liability and AR factoring interest total of $1,389,137, partially offset by the foreign exchange gain on revaluation of USD denominated notes liability of $211,930, and a decrease of $1,785,139 from the change in fair value of derivative liabilities, compared to six month ended June 30, 2015.

Income from Discontinued Operations

Income from discontinued operations is attributable to the net income related to the Service Division as a result of our decision in January 2016 to sell the Service Division. Income from discontinued operations of $268,591 for the six months ended June 30, 2016 is comprised of sales revenues of $571,156, cost of sales of $202,423 and operating expenses of $100,142. Income from discontinued operations of $212,519 for the six months ended June 30, 2015 is comprised of sales revenues of $516,401, cost of sales of $183,425 and operating expenses of $120,457.

Series A Shares Dividends

During the six months ended June 30, 2016 and 2015, contractual dividends were $7,917 and $44,649, respectively, which represented the fair value of the embedded conversion options associated with Series A Shares issued as quarterly dividends. We issued 5 and 51 Series A Shares during the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

We had cash of $41,946 as of June 30, 2016 and negative working capital of $9,466,747 as of June 30, 2016. The large amount of negative working capital is mainly due to the notes liability, the derivative notes liability and accrued PIK interest payable on the Series A and B Demand Notes liabilities. We had an accumulated deficit of $17,107,253 as of June 30, 2016 and reported an operating loss for the six months ended June 30, 2016 of $921,361. Net cash used in operating activities for the six months ended June 30, 2016 was $190,717. We are subject to significant liquidity risk. These factors raise substantial doubt about our ability to continue as a going concern. At June 30, 2016, our current assets consist principally of cash, trade accounts receivables and inventory.

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

During the six months ended June 30, 2016 and 2015, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

During the six months ended June 30, 2016 and 2015, we experienced negative cash flows in operating activities from continuing operations in the amount of $375,602 and $386,539, respectively.

The net cash used in operating activities during the six months ended June 30, 2016 was primarily due to net loss of $848,452, offset by income from discontinued operations of $268,591 and non-cash income of $1,383,669 resulting from the change in the fair value of derivative liabilities, the foreign exchange gain on the revaluation of notes liabilities, and the recovery of the provisions for inventory obsolescence and uncollectible receivables, partially offset by non-cash expenses of $104,415. Net cash generated from changes in the levels of operating assets and liabilities was $2,020,695 primarily resulting from an increase in the level of accounts payable, accrued liabilities and notes interest payable, a decrease of the level of the inventory and an increase in accounts receivable. The net cash used in operating activities for the six months ended June 30, 2015 was primarily due to cash generated from net income of $2,437,830, increased by income from discontinued operations of $212,519, and decreased by the adjustment of non-cash income of $2,833,354 resulting from the change in fair value of derivative liabilities, partially offset by the adjustment of non-cash expenses of $182,857, as well as $38,647 of net cash generated from changes in the levels of operating assets and liabilities, primarily from an increase of accounts payable and a decrease in inventory and accounts receivable.

During the six month ended June 30, 2016 and 2015, net cash provided by operating activities from discontinued operations was $184,885 and $217,751, respectively.

Net Cash Used in Investing Activities

During the six months ended June 30, 2016 and 2015, $9,601 and $1,371, respectively, of cash was used to purchase property and equipment, consisting of computers, office furniture and leasehold improvements.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2016, $8,006 of cash was used by financing activities. During the six month ended June 30, 2015, $213,285 of cash was provided by the financing activities. The net cash provided by financing activities during the six months ended June 30, 2015 mainly resulted from $234,000 of proceeds from the issuance of preferred stock.

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

Recent accounting pronouncements

See Note 3, Significant accounting policies, to the condensed consolidated financial statement for the six months ended June 30, 2016, included elsewhere in the document.

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

Changes in Internal Control over Financial Reporting. During the six months ended June 30, 2016, we continued to undertake certain initiatives, including implementing policies, procedures and controls, to improve our internal control over financial reporting process. There have been no other changes in our internal control over financial reporting during the second quarter of 2016, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2016.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Date: August 22, 2016	VISCOUNT SYSTEMS, INC.

	By:	/s/ Scott Sieracki
Scott Sieracki
Interim Chief Executive Officer

	By:	/s/ Zhi Yuan Zheng
Zhi Yuan Zheng
Principal Financial Officer

